Form 10-K
period 2003-12-31
REDDY ICE HOLDINGS INC
filed 2004-03-22
CIK 1268984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2003

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period          to

Commission file number 333-110442-04

REDDY ICE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	56-2381368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3535 TRAVIS STREET, SUITE 170 DALLAS, TEXAS 75204

(Address of principal executive offices) (Zip Code)

(214) 526-6740
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐  Non Applicable

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐   No ☒

The aggregate market value of the common equity held by non-affiliates is inapplicable as the registrant is privately held.

The number of shares of registrant’s common stock outstanding as of March 12, 2004 was 99,050.

DOCUMENTS INCORPORATED BY REFERENCE: None

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

PART I

In this annual report on Form 10-K, unless otherwise noted, the words “Company”, “we”, “ours” and “us” refer to Reddy Ice Group, Inc. (formerly known as Packaged Ice, Inc.) and its subsidiaries for periods through August 14, 2003 and to Reddy Ice Holdings, Inc. and its direct and indirect subsidiaries for periods subsequent to August 14, 2003.

ITEM 1.  Business

Our Company

We are the largest manufacturer and distributor of packaged ice in the United States, serving approximately 82,000 customer locations in 32 states and the District of Columbia under the Reddy Ice brand name.  Our sales are more than four times that of any other packaged ice supplier in the United States.  Our principal product is ice packaged in seven to fifty pound bags, which we sell to a highly diversified customer base, including supermarkets, mass merchants and convenience stores.  In 2003, we sold the equivalent of over four hundred eighteen million seven pound bags of ice, which included approximately six million seven pound equivalent bags related to the acquisitions of Triangle Ice and Service Ice.  Our products are primarily sold throughout the southern United States (the ‘‘Sun Belt’’), one of the most attractive regions in the country for packaged ice sales due to warm weather, extended peak selling seasons and favorable population growth patterns.  We believe population growth is one of the primary drivers for growth in demand for packaged ice, and we operate in 13 of the 15 fastest growing metropolitan areas in the United States.  In addition, our broad geographic reach helps insulate us from the impact of cool or rainy weather in any particular region.  No other manufacturer and distributor of packaged ice in the United States has the geographic presence, infrastructure or capacity necessary to meet the multi state demands of customers in our markets.

Our business is characterized by consistent annual customer demand, attractive margins and modest annual capital requirements.  We believe that retail consumer demand for packaged ice is relatively unaffected by adverse economic conditions due to its low cost and the lack of readily available substitutes.  We operate in two business segments: ice products and non-ice products and operations.  Ice products have historically accounted for approximately 92% of our total revenues.  This segment consists of the traditional manufacture and delivery of ice from a central point of production to the point of sale as well as sales from The Ice Factory® machines, our proprietary equipment located in our customers’ high volume locations that produce, package and store ice through an automated, self-contained process.  Historically, traditional ice manufacturing and Ice Factory sales accounted for approximately 90% and 10% of ice product revenues, respectively.  Non-ice products and operations consist of refrigerated warehousing and the manufacture and sale of bottled water.

We produce ice in cube, half-moon, cylindrical, crushed and block forms and provide our customers with a variety of delivery options to meet their specific needs.  In addition to the manufacture and distribution of packaged ice in small bags (typically seven pounds), we sell medium bags (16 to 20 pounds) and ten-pound block bags to our retail customer base.  We also sell ice in assorted bag sizes ranging from 16 to 50 pounds to restaurants, bars, stadiums, vendors and caterers and block ice in 10, 25 and 300 pound sizes to our commercial, agricultural and industrial customers.  A portion of our products is sold through distributors who deliver ice to our customers on our behalf and who resell ice to their own customers.

We have built a strong and loyal customer base by providing a high level of service and quality at competitive prices utilizing our extensive network of ice manufacturing plants and distribution centers.  We have a diverse customer base, with our largest customer accounting for less than 10% of our revenues for the year ended December 31, 2003.  We have long-standing relationships with our customers across all major retail channels, evidenced by our high retention rates with prominent supermarkets, mass merchants and convenience stores, such as Albertson’s, Circle-K, ExxonMobil, Kroger, 7-Eleven and Wal-Mart.  Most of our major retail ice customers, including eighteen of our top twenty customers, have purchased ice from us and our predecessor companies for over a decade.  Within our markets we are the sole supplier of packaged ice to almost all of our top twenty customers.  The percentage of our volume sold to national and regional convenience and grocery store chains has grown over the last several years as each of these retail channels has consolidated.  We have benefited from supplying these national and regional retailers as many of these customers have grown at rates in excess of industry averages.

Reddy Ice Holdings, Inc. ("Reddy Holdings"), formerly known as CAC Holdings Corp., and its wholly-owned subsidiary, Cube Acquisition Corp. were formed on May 8, 2003 on behalf of Trimaran Fund Management L.L.C. (“Trimaran”) and Bear Stearns Merchant Banking (“BSMB,” together with Trimaran, the “Sponsors”) for the purpose of acquiring Packaged Ice, Inc.  On August 15, 2003, in accordance with the terms of a merger agreement entered into on May 12, 2003, Cube Acquisition was merged with and into Packaged Ice, Inc. (the “Merger”).  Pursuant to the Merger agreement, each of our former public stockholders received approximately $3.64 in cash for each share of common stock owned by such stockholder.  As a result of the Merger, our common stock was delisted from the American Stock Exchange and Reddy Ice Group, Inc. (formerly Packaged Ice, Inc.) became a wholly-owned subsidiary of Reddy Holdings, which is owned by the Sponsors and their affiliated funds, along with certain members of our senior management.

At March 12, 2004, we owned or operated 55 ice manufacturing facilities, 51 distribution centers, approximately 79,000 merchandisers (cold storage units installed at customer locations), approximately 3,000 Ice Factories, six refrigerated warehouses and one bottled water plant.  We had an aggregate daily ice manufacturing capacity of approximately 16,000 tons, the equivalent of 4.5 million seven pound bags of ice.

Industry Overview

We estimate that the annual wholesale market for packaged ice is approximately $1.8 billion, which includes manufacturers such as ourselves and in-house production, primarily by small retail operations and, to a lesser extent, by large retailers.  The packaged ice industry is highly fragmented and is led by us and several regional, multi-facility operators.  The industry includes numerous local and regional companies of varying size and resources, with most ice manufacturers having annual revenues of less than $1.0 million.

Traditional ice manufacturers produce and distribute packaged ice from a centrally located facility and, as a result of high transportation costs, are typically limited to servicing customers within approximately 100 miles from the point of production.  Packaged ice suppliers compete based primarily on service, quality and price, with success dependent upon prompt and reliable delivery during peak seasonal months, an efficient manufacturing and distribution system, high-density customer distribution routes within a region and high customer concentration in a market area.  Each customer location typically carries one brand of ice provided by a single supplier.

The packaged ice industry is highly seasonal, characterized by peak demand during the warmer months of May through September, with an extended peak selling season in the southern United States.  We believe volume growth in the packaged ice industry generally tracks population growth, thus favoring geographic markets with faster population growth.  Demand within specific geographic markets can also be affected by weather conditions, with cool or rainy weather negatively impacting ice purchases.

Business Strategy

Our business strategy is to strengthen our competitive position, increase revenues and drive profitability by:

Enhancing Revenue Growth.  We believe there are several opportunities to maintain and grow our revenues through:

Growth from Our Existing Customers.  We intend to capitalize on our long-

standing customer relationships by growing with our large national and regional customers as they seek to increase their market penetration and consolidate the retail segments in which they operate.  As the sole supplier in our regions to the majority of these customers, we are well positioned to share in our customers’ growth.  In addition, for certain customers for whom we are not the sole supplier, we believe there is an opportunity to capture incremental volume as these customers continue to reduce their supplier base in order to achieve efficiencies across the supply chain.

Growth from Outsourcing Trends of Large Retailers.  Several large retailers continue to produce packaged ice in-house.  Consistent with general outsourcing trends among retailers, we have assumed certain ice supply requirements for a number of large retail chains that previously operated captive ice manufacturing facilities, including Albertson’s, HEB and Safeway.  We believe we will be able to capture additional volume from new and existing customers as retailers increasingly choose to outsource and focus on their core competencies.

New Product Introductions.  We continue to broaden our product offerings through the introduction of new sizes of bagged ice.  We believe that introducing new bag sizes at various price points offers an opportunity to enhance our product mix and increase our sales and operating margins.

Continuing Efficiency Improvements.  In the last five years, we have consolidated our ice manufacturing and distribution facilities, reducing the original total number of facilities from 125 to 106.  At the same time, we have increased our volumes and maintained our overall capacity by relocating equipment and investing in new equipment.  We have identified several opportunities for continued facility consolidations that we expect can be implemented without a significant increase in capital expenditures.  In addition, we believe there are opportunities for continued efficiency improvements through distribution route optimization.

Selectively Pursuing Acquisitions.  The packaged ice industry continues to be highly fragmented.  We will continue to consider strategic acquisitions in existing or adjacent geographic markets that enhance the density of our distribution routes, provide capacity rationalization opportunities, increase our market penetration in existing markets or expand our presence in contiguous markets.

Ice Products

We market our ice products to satisfy a broad range of customers, primarily under the Reddy Ice© brand name.  We produce our ice in cube, half-moon, cylindrical, crushed and block forms to satisfy customer demands.  Our primary ice product is packaged in small bags (primarily seven pounds), which we sell principally to convenience stores and supermarkets.  We also sell significant amounts of medium bags (16 to 20 pounds) and ten-pound block bags to the same convenience stores and supermarkets.  We sell ice in assorted bag sizes ranging from 16 to 50 pounds to restaurants, bars, stadiums, vendors and caterers.  In addition, we sell block ice in 10, 25 and 300 pound sizes to commercial, agricultural and industrial customers.

We continue to broaden our product offerings through the introduction of new sizes of bagged ice as well as new ice products.  New bag sizes such as ten-pound bags may offer an opportunity to enhance revenue and operating margins.  In addition, we continue testing new products, including an extra clear, perfectly square ice cube that melts more slowly than standard ice cubes and is targeted toward consumers of home refrigerator ice.

Customers

We market our ice products to a broad range of customers, including supermarket chains, mass merchants, convenience stores, wholesale ice and food distributors, commercial users, resorts and restaurants, agricultural buyers and competitive producers and self-suppliers who experience supply shortages.  The primary purchasers of our traditional ice products and users of our Ice Factory are retailers with no internal ice production capacity.  We believe that our high level of service and quality products at competitive prices results in customer loyalty.

We have a diversified customer base, with our largest customer accounting for less than 10% of sales in 2003, 8% of sales in 2002 and less than 6% in 2001.  Even including the effects of the aquisitions we completed in 2003 (see Item 1 — “Business-Acquisitions”), our management believes that our largest customer in 2003 would still have been below 10% of total sales.  Our largest national accounts include the supermarket chains Albertson’s, Kroger and Safeway; mass merchants Wal-Mart and Sam’s Club; and the convenience and petroleum store chains Circle K, 7-Eleven, ChevronTexaco and ExxonMobil.  Major regional customers include the supermarket chains Publix, Winn-Dixie, Food Lion and HEB and the convenience and petroleum store chains Diamond Shamrock, The Pantry and RaceTrac.  The percentage of our volume sold to national and regional supermarket and convenience chains has grown over the last several years due to consolidation within those retail channels.

We have a geographically diversified customer base, with customer locations in 32 states, primarily in the southern half of the United States, and the District of Columbia.  We believe our broad geographic reach helps insulate us from the impact of adverse weather in any particular region, although national weather patterns may have a material adverse effect on our business.

Sales and Marketing

Our sales and marketing personnel communicate regularly with our existing customers and initiate discussions with potential new customers.  Sales and marketing personnel at our corporate headquarters, along with certain members of our senior management, communicate with our larger national and regional chain customers while our field personnel handle smaller local customers and local representatives of our larger national and regional chain customers.

Typically, our customer relationships are long term and turnover of major customers is infrequent.  As a result, a significant portion of our corporate sales and marketing efforts are focused on maintaining and expanding existing relationships.  We also regularly explore and develop new customer relationships.

Competition

The traditional packaged ice industry is highly competitive and highly fragmented.  In the United States, the traditional packaged ice industry is led by us and three smaller, regional, multi-facility suppliers.  Although these suppliers generally do not serve customers in our primary markets, we do compete with numerous smaller local and regional companies of varying sizes and competitive resources.  Most ice manufacturers have annual revenues of less than $1.0 million.  In addition to our direct competition, numerous convenience and grocery retailers operate commercial ice plants for internal use or manufacture and bag ice at their store locations. However, our ice products generally do not face competition within a particular store as almost all of our customers rely on a single supplier of packaged ice at each point of sale.

Competition in the packaged ice industry is based primarily on service, quality and price. To compete successfully, an ice manufacturer must be able to offer significant supply and distribution capacity on a seasonal basis while maintaining cost efficiency.  We are the largest company in the packaged ice industry, serving customers in 32 states and the District of Columbia.  Our large geographic footprint, manufacturing capacity and distribution infrastructure, including traditional ice delivery, warehouse delivery and the Ice Factory, gives us the ability to service large retailers across multiple states and regions in a variety of ways. We believe we are well positioned to benefit from continued consolidation within our customer base and from increased reliance by national and regional customers on suppliers that serve multiple markets.

We have been providing ice products and delivery services to many of our large customers for more than a decade.  Our customers depend on our consistent ability to ensure prompt and reliable delivery, particularly during peak seasonal months.  The strength of our customer relationships is further reinforced by the fact that almost all of our customers rely on a single supplier of packaged ice at each point of sale.  We believe that the strength of our customer relationships provides us with a significant competitive advantage over other suppliers in our markets.

Manufacturing

To ensure that the water supplied by each municipality meets our quality standards, the water is often filtered for use in the ice making process.  We use low micron filtration, carbon filtration, water softeners, ozone generators and reverse osmosis as needed to achieve the proper water quality needed to produce a clear product.  All of our ice manufacturing facilities are certified by the International Packaged Ice Association.  This certification requires the inspection of more than 50 areas of operations, ensuring high water quality, a sanitary operating environment and safe working conditions.

We manufacture ice in two ways: the vertical plate method and the vertical tube method. In both methods, water is circulated over cold vertical surfaces where the flowing water freezes into ice.  The process of freezing the water while in motion acts as a final purification process by extracting minerals and other dissolved solids still present in the water following the filtration process.  When the ice builds to the proper thickness it is detached from the plates or tubes by heating the freezing surfaces.  In the vertical plate method, the sheet of ice falls onto a motor driven cutter, which chops the ice into smaller sizes and empties into a collection bin. In the vertical tube method, as the tube of ice falls into the collection bin, it is cut into small cubes by a rotating cutter.  From the collection bin, the ice is transferred to a central refrigerated holding bin where the ice is mechanically raked and dried before it is packaged.

From the central refrigerated holding bin, the ice is then mechanically screened to remove any small pieces and to separate the ice according to size.  The ice is then transferred to packaging machines, where the ice is measured and packaged into a variety of bag sizes.  After bagging the ice, the product is palletized and stored in our cold storage vaults before being delivered to customer locations.

For the majority of our manufacturing facilities, we use ammonia as the refrigerant in the ice makers and storage vaults.  Ammonia is a common refrigerant used for most industrial refrigeration systems.

Distribution

Due to high product transportation and shipping costs, the ice business has historically been a regional service business in which manufacturers produce and package ice at centrally located facilities and distribute to a limited market radius of approximately 100 miles.  Due to these geographic constraints and the limited amount of product differentiation in the packaged ice industry, we focus on maintaining an efficient service, distribution and pricing system in each of our markets.  We deliver ice through both traditional distribution methods and the on-site Ice Factory system.  We believe that this unique combination of distribution service offerings enables us better serve our customers.

Traditional Distribution.  We produce and bag ice at centrally located manufacturing facilities and subsequently sell the product with several delivery alternatives.  These delivery alternatives include (1) delivering packaged ice directly to the customers’ retail locations and stocking our merchandisers, (2) delivering pallet quantities to retail locations where our customers’ employees stock our merchandisers and (3) warehouse shipments of ice from our facilities to the facilities of our customers who choose to deliver ice to their retail locations through their own distribution network.  Our products are delivered through our own distribution operation as well as by third party distributors who transport and deliver the product to our customers.  These distributors also purchase ice from us for resale to their own customers. To store ice inventory, we own or rent appropriate freezer space.  We own or lease approximately 1,075 trucks for distribution in non-peak periods.  During the peak summer months, we estimate that we may rent up to approximately 200 additional trucks.

We currently serve approximately 79,000 customer locations through traditional distribution methods, principally through the use of our company owned ice merchandisers that are installed at most of our customers’ locations.  Our size and scale provide us with an efficient production and distribution network by providing us with customer density, additional production capacity and dedicated distribution centers.  The increased customer density has improved routing efficiencies and reduced our transportation costs, which represent our largest cost component.  In addition, our production capacity in adjacent geographic markets has allowed us to avoid ‘‘out of ice’’ situations and related lost sales during peak periods.  Traditional ice manufacturing and distribution has historically accounted for approximately 90% of ice product revenues.

Ice Factory.  The Ice Factory is our proprietary self-contained automated system placed at the customer’s location that manufactures, bags and stores packaged ice.  Each unit is built to our specifications and includes an ice maker, merchandiser and bagging machine.  The unit is capable of producing and packaging 240 bags of ice per day.  The Ice Factory is most frequently used in high volume supermarkets and other commercial locations.  The Ice Factory, when combined with traditional delivery methods, provides our customers with the flexibility to meet their specific supply requirements in a cost-efficient manner.  Transportation costs, the most significant costs of traditional ice delivery, are eliminated by on-site production.  As a result of these cost savings, we believe that the Ice Factory provides us with operating efficiencies in high volume locations compared to traditional ice delivery.

Ice Factory locations are selected only after a thorough review and analysis of historical ice sales and the local competitive environment.  Approximately 800 of our installed base of approximately 3,000 Ice Factories are operated and maintained by other ice suppliers under management agreements with us.

We believe that providing frequent, regular and reliable service and support to our customers is one of the most important elements in operating our Ice Factory network.  We have a routine route servicing system, which utilizes trained service representatives to perform the regularly scheduled service procedures, and maintain toll-free telephone support for responding to customer calls regarding repairs and maintenance.

Raw Materials and Suppliers

We have not experienced any material supply problems in the past with respect to our business segments.  Electricity is a significant component of our manufacturing costs and was approximately 6% of sales in 2003.  Since 2002, our plants have been operating in both regulated and deregulated electricity markets.  A significant number of our manufacturing facilities operate in regulated electricity markets and pay rates based on standard schedules for similar industrial facilities.  With the assistance of an outside consultant and our own internal resources, we regularly monitor and review rate schedules, usage and other statistical data to ensure proper billing and identify additional cost control opportunities that may be available in these regulated markets.  In deregulated electricity markets, we regularly evaluate market conditions and competing suppliers to obtain the best pricing available.  Significant increases in electricity rates in both the regulated and deregulated markets in which we operate could have a material adverse effect on our results of operations.

We use large quantities of plastic bags.  The cost of bags comprised approximately 6% of our sales in 2003.  We used approximately four hundred eighteen million seven pound equivalent bags in 2003.  There are numerous plastic bag manufacturers throughout the United States with the capability of providing for our plastic bag needs.  Although one company dominates the industry, we currently purchase bags from several companies to ensure price competition.  Historically, market prices for plastic bags have fluctuated in response to a number of factors, including changes in polyethylene prices.

We have relationships with approximately 175 third party ice distributors and co-packers throughout our market area who deliver a portion of our products to our customers and sell ice to their own customers.  We have contractual relationships with approximately 120 of these distributors and co-packers.  Our contracts contain standard terms governing their relationship with us, including exclusivity and price.  Distribution costs related to these services were approximately 4% of our sales in 2003.

We also use large quantities of fuel in our distribution process.  Numerous vendors throughout the United States provide the fuel for our vehicles.  Fuel expenses in 2003 were approximately 2% of our sales.  Market prices for fuel have fluctuated widely in the past.  Significant increases in fuel prices could have a material adverse effect on our business as we may not be able to pass this expense through to our customers.

Employees and Labor Relations

At March 12, 2004, we directly employed approximately 1,550 company employees and retained approximately 475 additional employees through temporary employment agencies. Each year, during the second and third quarters, our labor force increases to approximately 3,000 employees due to seasonal increases in ice demand.  We meet the majority of these seasonal hiring needs through the use of temporary employment agencies.  We generally have not experienced any difficulty in meeting these seasonal employment needs.  Labor, including the associated payroll taxes and benefit expenses, is our most significant expense item and was approximately 33% of our sales for the year ended December 31, 2003.  As of March 12, 2004, no employees were represented by a union or subject to a collective bargaining agreement.  We have never experienced a work stoppage due to labor difficulties and we believe our relationship with our employees is satisfactory.

Acquisitions

From 1997 through 1999, we pursued a consolidation strategy within the highly fragmented packaged ice industry.  During that period, we completed approximately 80 acquisitions.  Significant acquisitions included the purchase of Reddy Ice Corporation from Suiza Foods Corporation in April 1998 and the purchase of Cassco Ice & Cold Storage, Inc. in July 1998.  Reddy Ice Corporation, prior to our acquisition of it, had been active in the consolidation of the packaged ice industry, having made 28 acquisitions from January 1997 to April 1998.  Cassco was a leading regional producer and distributor of packaged ice products and was an owner/operator of refrigerated warehouses in the Mid-Atlantic region.  We did not complete any significant acquisitions from 1999 through 2002 due to the decline in our common stock value and substantial leverage.

On October 1, 2003, we, acquired the “Service Ice” division of L.D. Plante, Inc. (“Service Ice”) for total consideration of $3.1 million (subject to customary post-closing adjustments) which was paid from our available working capital.  Service Ice operates one ice manufacturing facility in Orlando, Florida and is the largest supplier of packaged ice in Orlando, Florida, with revenues of approximately $3.8 million for the twelve months ended September 30, 2003.  Service Ice’s long term customer base includes several of our key pre-existing customers, such as Winn Dixie, Food Lion, Kash ‘n Karry and Albertson’s.  Service Ice uses manufacturing and distribution methods similar to ours.

On November 6, 2003, we purchased all of the outstanding shares of capital stock of Triangle Ice Co., Inc. for an aggregate purchase price of approximately $64.3 million (subject to customary post-closing adjustments).  The acquisition was financed through a combination of (i) gross proceeds of $10 million from the sale of 5,000 shares each of our common and preferred stock, (ii) a $45 million supplemental term loan made under our existing credit facility and (iii) use of cash on hand of $11.4 million.  Triangle Ice is headquartered in Lumberton, North Carolina and operates primarily in North and South Carolina.  With annual revenues of approximately $30 million, Triangle Ice owns or operates eight ice manufacturing facilities and one distribution center.

Since its formation in 1975 , Triangle Ice has completed over twenty acquisitions in North and South Carolina.  Triangle Ice’s business and operations are very similar to ours and it maintains a diversified customer base which includes, among others, regional supermarket chains Food Lion, Bi-Lo, Winn-Dixie and Harris Teeter, national mass merchant Wal-Mart and regional convenience and petroleum store chain, The Pantry.  Although Triangle Ice serves some of the same customers as we did before we acquired Triangle Ice, such as Food Lion, Wal-Mart, Winn-Dixie and Circle K, there was no overlap between any of our customer locations and those of Triangle Ice.

As of the acquisition date of November 6, 2003, Triangle Ice had approximately 250 employees and served approximately 9,000 customer locations.  With annual revenues of approximately $30 million, Triangle Ice owned or operated eight ice manufacturing facilities and one distribution center and had an aggregate daily ice manufacturing capacity of approximately 2,085 tons.

We will continue to consider strategic acquisitions in existing or adjacent geographic markets that enhance the density of our distribution routes, provide capacity rationalization opportunities, increase our market penetration in existing markets or expand our presence in contiguous markets.

Dispositions

During 2001, as part of our strategy to reduce our debt and make better use of our assets, we began a program to evaluate and dispose of excess and non-core assets.  During 2001, we sold several excess assets, non-core assets and our traditional ice manufacturing and distribution business in California for aggregate cash proceeds of approximately $11.0 million.  The excess and non-core assets sold included certain pieces of real estate and equipment, two small refrigerated warehouses and the majority of our ice production equipment sale and leasing business.  We continued to dispose of excess assets during 2002 and 2003, realizing $3.4 million and $1.5 million, respectively, in additional proceeds primarily through the sale of real estate.  We plan to continue to market certain excess real estate and non-core assets in 2004.

Non-Ice Products

We also derive revenues from other goods and services, including refrigerated warehousing and the manufacture and sale of bottled water.  Revenues from these non-ice products and operations have accounted for less than 10% of our total revenues during each of the years ended December 31, 2003, 2002 and 2001.

Information Systems

Internal information systems are critical to our ability to operate efficiently.  We are able to monitor individual manufacturing plants and Ice Factory performance on a daily basis through automated and manual reporting systems.  This information enables us to track detailed cost and profitability information, identify opportunities to redistribute traditional manufacturing capacity among markets, assess the cost-effectiveness of an Ice Factory at a particular location and analyze market sales trends.  In addition, all of our accounting and financial reporting functions are integrated into a single accounting platform that is installed in all reporting locations and connected to our central facility in Dallas, Texas.  This system facilitates centralized cash management, timely financial reporting, consistent reporting formats and improved inventory tracking.  In 2002, we implemented a new sales and marketing information system utilizing information from our primary accounting platform and have continued to upgrade and improve that system throughout 2003.

Intellectual Property

We regard The Ice Factory as proprietary and rely primarily on a combination of patents, nondisclosure and confidentiality agreements and other protection methods to secure and protect our intellectual property rights.  We hold or have exclusive rights to several patents relating to the Ice Factory, including the bagging device and the overall assembly of the unit.  The patents relating to the Ice Factory expire at various dates from 2008 through 2013 and have been filed in many of the major countries of North and South America, Europe and Asia.  In addition, we have developed or acquired a number of trademarks (both registered and common law) and trade names for use in our ice business, and we hold licenses for the use of additional trademarks from third parties.  We believe the use of our trademarks creates goodwill and results in product differentiation.  However, we do not believe that the loss of any of our trademarks would have a material adverse effect on our operations.

Government Regulation

The packaged ice industry is subject to various federal, state and local laws and regulations.  These require us, among other things, to obtain licenses for our plants and machines, to pay annual license and inspection fees, to comply with certain detailed design and quality standards regarding our plants and Ice Factories and to continuously control the quality and quantity of our ice.

Our packaged ice products are subject to federal and state regulation as a food pursuant to the Federal Food, Drug and Cosmetic Act, regulations promulgated thereunder by the Food and Drug 64 Administration and analogous state statutes.  These statutes and regulations impose comprehensive food manufacturing practices governing the sanitary conditions of the facilities where ice is manufactured, the design and maintenance of the equipment used to manufacture the ice, the quality of source water and the sanitary practices of employees during ice production.  We cannot predict the types of government regulations that may be enacted in the future by federal, state or local governments or how existing or future laws or regulations will be interpreted or enforced.  The enactment of more stringent laws or regulations or a stricter interpretation of existing laws and regulations may require additional expenditures by us, some of which could be material.  Various states have imposed additional requirements including (1) quarterly testing of ice for the presence of microbes and certain substances regulated under the federal Safe Drinking Water Act, (2) specific requirements for keeping ice packaging operations separate from other activities and (3) labeling requirements for the bags used, including the name of the ice manufacturer, the manufacturing location and the net weight.  Certain of our Ice Factories and ice manufacturing facilities are subject to routine and random safety, health and quality inspections.  We believe that our facilities, manufacturing practices and Ice Factories are in substantial compliance with all applicable federal, state and local laws and regulations and that we will be able to maintain such substantial compliance in the future.

We are subject to certain health and safety regulations, including Occupational Safety and Health Act regulations.  These regulations require us to comply with certain manufacturing, health and safety standards to protect our employees from accidents.

Environmental Matters

Our ice manufacturing, bottled water and cold storage operations are subject to a wide range of environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use, management and disposal of hazardous and non-hazardous materials and wastes and the cleanup of contamination.  These requirements are complex, frequently changing and tend to become more stringent over time.  Noncompliance with such laws and regulations, or incidents resulting in environmental releases, could cause us to incur substantial costs, including cleanup costs, fines and penalties, third party claims for personal injury, investments to retrofit or upgrade our facilities and programs or curtailment of our operations.

Our facilities use refrigerants such as ammonia and freon in manufacturing and cold storage operations.  Several of our ammonia facilities have not yet implemented certain required elements of risk and safety management programs mandated under applicable laws and regulations based on the quantity of ammonia stored and/or used at these locations.  We are continuing to review these facilities, including recently acquired Triangle Ice facilities, to evaluate the feasibility of reducing on-site ammonia storage through engineering controls or, where required, to implement such programs.  Other facilities that use various freon compounds may not comply with applicable freon refrigerant requirements, including leak detection and repair, recordkeeping or reporting.  We will continue to identify subject facilities and to implement procedural or mechanical changes as necessary to comply with applicable laws and regulations. To date, compliance with these and other environmental laws and regulations has not had a significant effect on our business, financial condition or results of operations.  However, significant operating costs and capital expenditures could be incurred if additional or more stringent requirements are imposed in the future.

From time to time, our use of ammonia has resulted in incidents that have temporarily disrupted our manufacturing operations and resulted in liability for administrative penalties and claims for personal injury.  To date our costs to resolve these liabilities have not been material. We are currently involved in litigation resulting from an ammonia release in June 2001 at our Baton Rouge, Louisiana manufacturing facility.  This litigation is still in preliminary stages and it is impossible to predict the ultimate outcome at this time.  See Item 3 — "Legal Proceedings" for a more detailed description of this litigation. Although we carry liability insurance against such losses, we could incur significant costs if our coverage is not sufficient to pay for all or a large part of any judgments against us, or if our carrier refuses coverage for these losses.

In addition, some freon refrigerants are subject to phase-outs and, as a result, are very costly to obtain.  We will continue to reduce our dependence on such freon compounds by upgrading or modifying our operations and by identifying approved substitutes.  Based on current information, we believe that the freon phase-outs will not have a material effect on our operations.

Certain of our current and former facilities have a history of industrial or commercial operations.  Because some environmental laws can impose liability for the entire cost of cleanup upon any of the current or former owners or operators, regardless of fault, it is possible that we could become liable for investigating or the remediation of contamination at these properties if any investigation or remediation is required in the future.  Such environmental costs have not historically had, and are not expected to have in the future, a material adverse effect on our business, financial condition or results of operations.

Seasonality

The packaged ice business is highly seasonal, characterized by peak demand during the warmer months of May through September, with an extended peak selling season in the southern United States.  Approximately 68%, 68% and 66% of our revenues occurred during the second and third calendar quarters in each of 2001, 2002 and 2003.  The decrease in 2003 was primarily due to the timing of the Triangle Ice and Service Ice acquisitions, which occurred in the fourth quarter of 2003.  As a result of seasonal revenue declines and the lack of proportional corresponding expense decreases, we typically experience lower profit margins resulting in losses during the first and fourth calendar quarters.  In addition, because our operating results depend significantly on sales during our peak season, our quarterly results of operations may fluctuate significantly as a result of adverse weather during this peak selling period if the weather is unusually cool or rainy on a national or regional basis.

Available Information

You can find more information about us at our Internet website located at www.reddyice.com.  We voluntarily file periodic reports and other information with the Securities & Exchange Commission electronically via EDGAR.  All of our filings are available free of charge on our website as soon as reasonably practicable after we electronically file such material with the Securities & Exchange Commission.

ITEM 2.  Properties

We maintain our principal executive offices in Dallas, Texas, where we lease approximately 10,162 square feet of space.  The lease in Dallas expires on December 31, 2004.  At December 31, 2003, we owned or leased 55 manufacturing plants, 51 distribution centers, six refrigerated warehouses and one bottled water plant.  Including an installed base of approximately 3,000 Ice Factories, we had a combined, rated ice manufacturing capacity of approximately 16,000 tons per day.  We believe that our current physical properties, along with our planned capital expenditures, are adequate for us to execute our current business strategy.

Certain manufacturing and distribution facilities may be permanently closed in conjunction with our continuing consolidation plans, while others may be closed on a seasonal basis depending upon production requirements.  As of March 12, 2004, we have 6 idle properties that are being marketed for disposition.  These properties are excluded from the table below.

The following is a list of our active facilities and total rated traditional ice manufacturing capacity as of March 12, 2004:

	No. of Manufacturing Facilities	No. of Distribution Centers	No. of Refrigerated Warehouses	Bottled Water Plant	Traditional Manufacturing Capacity (Rated Tons Per Day) (1)
Alabama	2	1	—	1	472
Arizona	2	3	—	—	912
Arkansas	1	2	—	—	240
California	1	—	—	—	80
Colorado	1	—	1	—	280
District of Columbia.	1	—	—	—	140
Florida	9	5	—	—	1,917
Georgia	2	1	—	—	920
Louisiana	3	6	—	—	720
Maryland	—	1	—	—	—
Mississippi	—	2	—	—	—
Missouri	1	—	—	—	180
Nevada	1	—	1	—	260
New Mexico	1	2	—	—	160
North Carolina	4	1	1	—	1,225
Oklahoma	3	2	—	—	502
South Carolina	4	—	—	—	860
Tennessee	2	—	—	—	408
Texas	12	21	—	—	2,602
Utah	1	—	—	—	140
Virginia	3	4	3	—	880
West Virginia.	1	—	—	—	120
Total	55	51	6	1	13,018

(1)    Does not include the rated ice manufacturing capacity of our installed Ice Factories, which was approximately 3,000 tons per day as of March 12, 2004 or approximately 882 tons per day of idle traditional ice manufacturing capacity as of March 12, 2004.

ITEM 3.  Legal Proceedings

We are involved in various claims, lawsuits and proceedings arising in the ordinary course of business.  There are uncertainties inherent in the ultimate outcome of such matters and it is difficult to determine the ultimate costs that we may incur.  Other than those lawsuits described below, we believe the resolution of such uncertainties and the incurrence of such costs will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We are involved in litigation in connection with an ammonia release at our Baton Rouge, Louisiana manufacturing facility in June 2001.  The case, which is a consolidation of seven lawsuits generally referred to as Wallace Acey, Jr. et al. v. Reddy Ice Corp., is pending in the 19th Judicial District Court, Parish of East Baton Rouge, Louisiana.  There are numerous plaintiffs who have alleged injuries primarily consisting of inconvenience, watery eyes and offensive odors.  The plaintiffs have not made a specific request for relief in the lawsuit.

We are a party to two lawsuits filed in connection the Merger.  The first lawsuit was filed on May 23, 2003 in the County Court at Law Number 1, Dallas County, Texas and is titled Cause No. CC-03-06056-A; Glenn Robbins, On Behalf of Himself and All Others Similarly Situated, and Derivatively on Behalf of Packaged Ice, Inc. vs. William P. Brick, Jimmy C. Weaver, A.J. Lewis III, Tracy L. Noll, Robert G. Miller, Steven P. Rosenberg and Richard A. Coonrod, Defendants, and Packaged Ice, Inc., a Texas corporation.  The second lawsuit was filed on May 23, 2003 in County Court at Law Number 3, Dallas County, Texas, and is titled Cause No. CC-03-06055-C, Imperial County, On Behalf of Itself and All Others Similarly Situated, and Derivatively on Behalf of Packaged Ice, Inc. vs. William P. Brick, Jimmy C. Weaver, A.J. Lewis III, Tracy L. Noll, Robert G. Miller, Steven P. Rosenberg and Richard A. Coonrod, Defendants, and Packaged Ice, Inc., a Texas corporation.  The two lawsuits are identical adversarial proceedings filed by two shareholders on their own behalf, on behalf of a purported class, and derivatively on behalf of Packaged Ice, Inc., now known as Reddy Ice Group, Inc. (“Reddy Group”).  The plaintiffs allege various breaches of fiduciary duty by our Board of Directors and unjust enrichment related to the Merger.  The claims allege that we failed to maximize shareholder value in the Merger transaction.  No specific amount of damages has been claimed.  We have answered both suits and filed a Motion to Consolidate, Special Exceptions, and Motion to Dismiss, or, in the alternative, Motion to Stay in the Robbins action.  We have also filed a Motion to Stay and Special Exception and Motion to Dismiss in the Imperial County action.  The plaintiffs filed Responses in Opposition to these motions on July 16, 2003.  Based on those filings, we removed both cases to the United States District Court for the Northern District of Texas Dallas Division on July 25, 2003.  Plaintiffs opposed removal and filed motions to remand as to both actions on August 21, 2003.  The Court remanded the actions to state court on February 19, 2004.

Each of these lawsuits are still in a preliminary stage and the ultimate outcomes are impossible to determine at this time.  Although we maintain insurance to protect us against such losses, an unfavorable result in excess of the available insurance coverage could have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2003, no matters were submitted to a vote of security holders.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established trading market for any of our common equity.  As of March 12, 2004, there were 26 holders of our common stock, par value $0.01.

We have never declared or paid any cash dividends on our common stock.  In addition, provisions of our revolving credit facility and, in some instances, our 8-7/8% senior notes, prohibit us from paying dividends.  Further, we intend to retain any future earnings to reduce debt and fund growth.  Accordingly, we do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

Information concerning securities authorized for issuance under equity compensation plans is set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information.”

Sales of Unregistered Securities

The following information relates to the sales and other issuances of our securities within the past three fiscal years, none of which were registered pursuant to the Securities Act of 1933 as amended (the “Securities Act”).  Unless otherwise indicated, all of the following issuances were exempt from registration under Section 4(2) of the Securities Act:

On July 16, 2001, we issued 230,347 shares of common stock in connection with the cashless exercise of warrants with an exercise price of $0.01.  The warrants were issued in 1997 in connection with a $75 million issuance of our 12% senior notes, which are no longer outstanding.

Information concerning the issuance of equity securities pursuant to the Merger is set forth in “Item 13. Certain Relationships and Related Transactions – Subscription Agreements.”

ITEM 6.  Selected Financial Data

The following table sets forth, for the periods and dates indicated, selected consolidated data derived from our consolidated financial statements.  The following information should be read in conjunction with our consolidated financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

On August 15, 2003, Packaged Ice, Inc. merged with Cube Acquisition Corp., a wholly-owned subsidiary of Reddy Ice Holdings, Inc.  Packaged Ice, which was renamed Reddy Ice Group, Inc., was the surviving corporation and became a wholly-owned subsidiary of Reddy Holdings, which was established on May 8, 2003.  Reddy Holdings and Cube Acquisition conducted no operations from May 8, 2003 through August 14, 2003.  Reddy Holdings and Reddy Group are collectively referred to as the ‘‘Successor.’’  Packaged Ice prior to the Merger is referred to as the “Predecessor”.  Because of purchase accounting, certain amounts may not be comparable between the Predecessor and Successor.

	Successor	Predecessor	Combined
	May 8, 2003 (Date of Inception) to December 31, 2003	January 1 to August 14, 2003	Twelve Months Ended December 31, 2003
				Predecessor
				Year Ended December 31,
				2002	2001	2000	1999

Operating Data:
Revenues	$86,919	$151,269	$238,188	$235,660	$244,247	$244,044	$231,723
Cost of sales	52,732	91,642	144,374	144,852	156,434	149,889	139,386
Gross profit	34,187	59,627	93,814	90,808	87,813	94,155	92,337
Operating expenses	13,430	18,598	32,028	33,739	37,372	37,139	37,738
Depreciation and amortization expense	7,616	14,528	22,144	24,704	33,816	28,631	30,526
Loss (gain) on disposition of assets	—	(11)	(11)	4,345	(49)	—	—
Impairment of assets	—	—	—	7,363	—	—	—
Other income, net	—	116	116	161	19	17	21
Gain on extinguishment of debt	—	—	—	2,494	—	—	—
Interest expense	(10,370)	(21,063)	(31,433)	(34,870)	(36,686)	(32,470)	(30,409)
Income tax expense	1,053	—	1,053	—	—	—	—
Cumulative effect of change in accounting principle	—	—	—	(73,230)	—	—	—
Net income (loss) before preferred dividends	1,718	5,565	7,283	(84,788)	(19,993)	(4,068)	(6,315)
Net income (loss) available to common shareholders	$(2,713)	$2,999	$286	$(88,598)	$(23,451)	$(7,202)	$(9,393)

Balance Sheet Data:
Total cash and cash equivalents and restricted cash (1)	$12,801			$6,500	$16,913	$1,027	$3,619
Working capital (2)	7,651			(6,079)	(4,234)	1,114	(4,852)
Total assets	614,336			347,573	460,784	470,660	462,332
Total debt	330,947			305,214	332,667	332,270	322,290
Total shareholders’ equity (deficit)	191,318			(37,149)	52,477	75,369	82,369

Other Financial Data:
Net cash provided (used in):
Cash flows – operating activities	$30,092	$(4,846)	$25,246	$32,690	$19,153	$19,102	$14,409
Cash flows – investing activities	(206,128)	(6,612)	(212,740)	(11,595)	(7,602)	(29,368)	(37,128)
Cash flows – financing activities	188,837	11,664	200,501	(24,808)	(2,365)	7,674	22,911
Capital expenditures (3)	(13,721)	(7,848)	(21,569)	(14,403)	(16,510)	(23,165)	(30,413)
Proceeds from dispositions	311	1,236	1,547	3,378	10,968	1,967	4,496
EBITDA (as adjusted) (4)	20,757	41,145	61,902	57,230	50,460	57,033	54,620

(1)          Includes restricted cash of $6.7 million at December 31, 2001, which was used to collateralize outstanding standby letters of credit.

(2)          Working capital is defined as current assets less current liabilities.

(3)          Excludes the costs of acquisitions.  Capital expenditures for the period from May 8, 2003 (Date of Inception) to December 31, 2003 include $10.6  million related to the purchase of leased equipment.

(4)          EBITDA (as adjusted) represents net income (loss) before the cumulative effect of change in accounting principle and preferred dividends and before depreciation and amortization, gain or loss on disposition of assets, impairment of assets, gain or loss on extinguishment of debt, interest expense and income taxes.  EBITDA (as adjusted) is presented herein because we believe it is a useful supplement to operating income and cash flow from operations in understanding cash flows generated from operations that are available for taxes, debt service and capital expenditures.  Management also uses this measurement as part of its evaluation of core operating results and underlying trends.  However, EBITDA (as adjusted), which does not represent operating income or net cash provided by operating activities as those items are defined by GAAP, should not be considered to be an alternative to operating income or cash flow from operations or indicative of whether cash flows will be sufficient to fund our future cash requirements.  In addition, the EBITDA (as adjusted) measure presented herein may differ from and may not be comparable to similarly titled measures used by other companies.

	Successor	Predecessor	Combined
	May 8, 2003 (Date of Inception) to December 31, 2003	January 1 to August 14, 2003	Twelve Months Ended December 31, 2003	Predecessor
				Year Ended December 31,
				2002	2001	2000	1999
EBITDA (as adjusted)	$20,757	$41,145	$61,902	$57,230	$50,460	$57,033	$54,620
Depreciation and amortization	(7,616)	(14,528)	(22,144)	(24,704)	(33,816)	(28,631)	(30,526)
Gain (loss) on disposition of assets	—	11	11	(4,345)	49	—	—
Impairment of assets	—	—	—	(7,363)	—	—	—
Gain on extinguishment of debt	—	—	—	2,494	—	—	—
Interest expense	(10,370)	(21,063)	(31,433)	(34,870)	(36,686)	(32,470)	(30,409)
Income tax expense	(1,053)	—	(1,053)	—	—	—	—
Cumulative effect of change in accounting principle	—	—	—	(73,230)	—	—	—
Preferred dividends	(4,431)	(2,566)	(6,997)	(3,810)	(3,458)	(3,134)	(3,078)
Net income (loss) available to common shareholders	$(2,713)	$2,999	$286	$(88,598)	$(23,451)	$(7,202)	$(9,393)

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the “Selected Financial Data,” and our consolidated financial statements, including the notes thereto beginning on page F-1, and the other information appearing elsewhere in this report.

Uncertainty of Forward Looking Statements and Information

Other than statements of historical facts, statements made in this Form 10-K, statements made by us in periodic press releases or oral statements made by our management to analysts and shareholders within the meaning of such terms under the Private Securities Litigation Reform Act of 1995 and statements made in the course of presentations about our company, constitute “forward-looking statements.”  We believe the expectations reflected in such forward-looking statements are accurate.  However, we cannot assure you that such expectations will occur.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements.  Factors you should consider that could cause these differences are:

•                  general economic trends and seasonality;

•                  weather conditions;

•                  our substantial leverage and ability to service our debt;

•                  the restrictive covenants under our indebtedness;

•                  availability of capital sources;

•                  fluctuations in operating costs;

•                  competitive practices in the industry in which we compete;

•                  changes in labor conditions;

•                  our capital expenditure requirements;

•                  the risks associated with acquisitions and the failure to integrate acquired businesses;

•                  technological changes and innovations;

•                  legislative or regulatory requirements; and

•                  all the other factors described herein under “Risk Factors.”

You should not unduly rely on these forward-looking statements as they speak only as of the date of this report.  Except as required by law, we are not obligated to publicly release any revisions to these forward looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.  Important factors that could cause our actual results to differ materially from our expectations are discussed elsewhere in this report.

Overview

We are the largest manufacturer and distributor of packaged ice in the United States and currently serve approximately 82,000 customer locations in 32 states and the District of Columbia.  We operate in two business segments—ice products and non-ice products and operations.  Ice products accounted for approximately 92% of revenues in 2003.  Due to the acquisition of Triangle Ice and Service Ice, we expect this percentage to increase to approximately 93% to 94% in 2004.  Our ice products business consists of the following two activities:

• the traditional manufacture and delivery of ice from a central point of production to the point of sale; and

• the installation and operation of the Ice Factory, our proprietary equipment located in our customers’ high volume locations that produces, packages and stores ice through an automated, self-contained system.

Our other business segment, non-ice products and operations, consists of refrigerated warehousing for third parties and the manufacture and sale of bottled water.  This business segment accounted for 8% of revenues in 2003.  Due to the acquisition of Triangle Ice and Service Ice, we expect this percentage to decrease to approximately 6% to 7% in 2004.

Revenues.  Our revenues primarily represent sales of packaged ice, packaged ice bags for use in our Ice Factory equipment, bottled water and cold storage services.  There is no right of return with respect to these products or services.  A portion of our revenue also represents fees earned under management agreements for Ice Factories located outside our primary territories that are recognized as earnings under contract terms.

Cost of Sales.  Our cost of sales includes costs associated with labor, raw materials, product delivery and utilities related to the manufacture and distribution of our products.  Labor costs, including associated payroll taxes and benefit costs, included in cost of sales accounted for approximately 25% of 2003 sales.  Raw materials consist primarily of polyethylene-based plastic bags, which represented approximately 6% of 2003 sales.  Product delivery expenses include labor, fuel and vehicle rental expense related to products delivered by our own distribution network, as well as fees paid to distributors who deliver ice to our customers on our behalf.  Fuel purchased for delivery by our own distribution network represented approximately 2% of our 2003 sales.  Expenses for independent third party distribution services represented approximately 4% of our 2003 sales.  Utility expenses consist primarily of electricity used in connection with the manufacturing, storage and distribution processes and represented approximately 6% of 2003 sales.  Ice Factory revenues do not increase our plant occupancy, delivery or utility costs, however, we do incur costs associated with customer service representatives and machine technicians which are included in our cost of sales.

Operating Expenses.  Our operating expenses are costs associated with selling, general and administrative functions.  These costs include executive officers’ compensation, office and administrative salaries, insurance, legal and other professional services and costs associated with leasing office space.  Labor costs, including associated payroll taxes and benefit costs, included in operating expenses represented approximately 8% of 2003 sales.

Our results of operations are highly seasonal, characterized by peak demand during the warmer months of May through September, with an extended peak selling season in the southern

United States.  Revenue within specific markets can also be affected by weather conditions, with cool or rainy weather negatively impacting demand and extremely hot weather increasing our costs as we respond to excess customer demand for our products.  Approximately 68%, 68% and 66% of our revenues occurred during the second and third calendar quarters in 2001, 2002 and 2003, respectively.  The decrease in 2003 was primarily due to the timing of the Triangle Ice and Service Ice acquisitions, which occurred in the fourth quarter of 2003.  We believe that approximately 68% of our revenues will occur during the second and third calendar quarters in 2004.  As a result of seasonal revenue declines and a less than proportional decline in expenses during the first and fourth quarters, we typically experience lower profit margins resulting in losses during these periods.  In addition, because a significant portion of our annual sales are generated during the second and third calendar quarters, our annual results of operations may fluctuate significantly if the weather during these periods is cool or rainy.

On August 15, 2003, Packaged Ice, Inc. merged with Cube Acquisition Corp., a wholly-owned subsidiary of Reddy Ice Holdings, Inc.  Packaged Ice was the surviving corporation and became a wholly-owned subsidiary of Reddy Holdings, which was established on May 8, 2003. This discussion of the results of operations for the twelve months ended December 31, 2003 versus the twelve months ended December 31, 2002 is based on the combined results of Packaged Ice for the periods from January 1, 2003 through August 14, 2003 and Reddy Holdings for the period May 8, 2003 to December 31, 2003.  Reddy Holdings and Cube Acquisition conducted no operations from May 8, 2003 through August 14, 2003.  Reddy Holdings and Reddy Group are collectively referred to as the ‘‘Successor’’.  Packaged Ice prior to the Merger is referred to as the “Predecessor” . Because of purchase accounting, certain amounts may not be comparable between the Predecessor and Successor.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

	Successor	Predecessor		Predecessor
	Period May 8, 2003 (Date of Inception) to December 31, 2003	January 1 to August 14, 2003	Combined Twelve Months Ended December 31, 2003	Year Ended December 31, 2002	Change from Last Year
					Dollars	%
	(in thousands, except per share amounts)

Consolidated Results:
Revenues	$86,919	$151,269	$238,188	$235,660	$2,528	$1.1
Cost of sales	52,732	91,642	144,374	144,852	(478)	(0.3)
Gross profit	34,187	59,627	93,814	90,808	3,006	3.3
Operating expenses	13,430	18,598	32,028	33,739	(1,711)	(5.1)
Depreciation and amortization expense	7,616	14,528	22,144	24,704	(2,560)	(10.4)
Loss (gain) on disposition of assets	—	(11)	(11)	4,345	(4,356)	(100.3)
Impairment of assets	—	—	—	7,363	(7,363)	(100.0)
Income from operations	13,141	26,512	39,653	20,657	18,996	92.0
Other income, net	—	116	116	161	(45)	(28.0)
Gain on extinguishment of debt	—	—	—	2,494	2,494	(100.0)
Interest expense	(10,370)	(21,063)	(31,433)	(34,870)	3,437	9.9
Income (loss) before income taxes	2,771	5,565	8,336	(11,558)	19,894	172.1
Income taxes	1,053	—	1,053	—	1,053	—
Net income (loss) before cumulative effect of change in accounting principle	1,718	5,565	7,283	(11,558)	18,841	163.0
Cumulative effect of change in accounting principle	—	—	—	(73,230)	73,230	100.0
Net income (loss) before preferred dividends	$1,718	$5,565	$7,283	$(84,788)	$92,071	108.6

Ice Operations:
Revenues	$79,954	$139,618	$219,572	$216,654	$2,918	1.3
Cost of sales	48,867	84,384	133,251	131,592	1,659	1.3
Gross profit	31,087	55,234	86,321	85,062	1,259	1.5
Operating expenses	12,509	17,051	29,560	31,127	(1,567)	(5.0)

Non-Ice Operations:
Revenues	$6,965	$11,651	$18,616	$19,006	$(390)	(2.1)
Cost of sales	3,865	7,258	11,123	13,260	(2,137)	(16.1)
Gross profit	3,100	4,393	7,493	5,746	1,747	30.4
Operating expenses	921	1,547	2,468	2,612	(144)	(5.5)

Revenues:  Revenues increased $2.5 million from 2002 to 2003.  This increase is primarily due to the acquisitions of Service Ice and Triangle Ice in October 2003 and November 2003, respectively.  The acquisitions provided additional revenue of $3.9 million, which was offset by a decline of $1.4 million in existing businesses, primarily in our ice segment.  This decline in ice revenues was primarily related to reduced volume sales caused by adverse weather conditions in certain of our significant markets, particularly in the eastern United States during the first six months of 2003.  Weather patterns and volume sales returned to more historical levels in the last six months of 2003.  This decline in volume sales was partially offset by increased average selling prices.

Cost of Sales:  Cost of sales decreased $0.5 million from 2002 to 2003.  As a percentage of revenues, cost of sales decreased from 61.5% in 2002 to 60.6% in 2003.  This decrease in cost of sales and the decrease in the relative percentage is attributable primarily to reduced sales volume in our ice business and reduced costs in our non-ice operations due to headcount reductions.  Offsetting these decreases was $2.5 million of costs attributable to the operations of Service Ice and Triangle Ice from the date of their acquisition.

Operating Expenses:  Operating expenses decreased $1.7 million from 2003 to 2002.  As a percentage of revenues, operating expenses decreased from 14.3% in 2002 to 13.4% in 2003.  This decrease was due to reduced incentive compensation expense of $1.7 million related to the company’s overall financial performance and reduced expenses associated with legal and other professional services.  Offsetting these decreases was $0.6 million of costs attributable to the operations of Service Ice and Triangle Ice from the date of their acquisition.

Depreciation and Amortization:  Depreciation and amortization decreased $2.6 million from 2002 to 2003.  This decrease is primarily due to the revaluation of our property and equipment in connection with the Merger on August 15, 2003.

Impairment of Assets:  In 2002, we recorded two non-cash charges to impair assets which totaled $7.4 million.  First, we reclassified certain excess real estate as “Assets Held for Sale” and recorded a non-cash charge of $3.3 million to reduce their carrying value to their estimated fair value.  Secondly, we evaluated our goodwill as of December 31, 2003 in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and as a result recorded an impairment charge of $4.1 million related to our bottled water and cold storage operations.  There were no similar charges in 2003.

Gain on Extinguishment of Debt:  During 2002, we repurchased and retired 9-3/4% senior notes with a total par value of $15.0 million, which resulted in a gain on extinguishment of debt of $2.5 million.  There were no extinguishments of debt in 2003.

Interest Expense:  Interest expense decreased $3.4 million from 2002 to 2003.  This decrease is primarily due to (i)  lower average outstanding borrowings under our credit facility and reduced outstanding principal balances of our 9-3/4% senior notes during the period January 1, 2003 through August 14, 2003 and (ii) the effects of the refinancing of our debt on August 15, 2003.  In connection with the Merger, all of our prior debt was repaid and new debt was incurred.  As a result of our new structure and the equity contributions made by our shareholders, the new debt that we incurred in connection with the acquisition had a lower total principle balance and significantly lower interest rates than our prior debt.

Cumulative Effect of Change in Accounting Principle:  On January 1, 2002, the Predecessor adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  Adoption of this statement resulted in a charge to net income of $73.2 million (net of $0 tax).  The allocation of the charge to the ice and non-ice segments was $70.1 million and $3.1, respectively.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

	Predecessor
	Year Ended December 31,		Change from Last Year
	2002	2001	Dollars	%
	(in thousands, except per share amounts)
Consolidated Results:
Revenues	$235,660	$244,247	$(8,587)	(3.5)
Cost of sales	144,852	156,434	(11,582)	(7.4)
Gross profit	90,808	87,813	(2,995)	(3.4)
Operating expenses	33,739	37,372	(3,633)	(9.7)
Depreciation and amortization expense	24,704	33,816	(9,112)	(26.9)
Loss (gain) on disposition of assets	4,345	(49)	4,394	896.7
Impairment of assets	7,363	—	7,363	—
Income from operations	20,657	16,674	3,983	23.9
Other income, net	161	19	142	747.4
Gain on extinguishment of debt	2,494	—	2,494	—
Interest expense	(34,870)	(36,686)	1,816	5.0
Income (loss) before income taxes	(11,558)	(19,993)	(8,435)	(42.2)
Income taxes	—	—	—	—
Net income (loss) before cumulative effect of change in accounting principle	(11,558)	(19,993)	(8,435)	(42.2)
Cumulative effect of change in accounting principle	(73,230)	—	(73,230)	—
Net income (loss) before preferred dividends	$(84,788)	$(19,993)	$(64,795)	(324.1)

Ice Operations:
Revenues	$216,654	$223,019	$(6,365)	(2.9)
Cost of sales	131,592	143,378	(11,786)	(8.2)
Gross profit	85,062	79,641	5,421	6.8
Operating expenses	31,127	34,026	(2,899)	(8.5)

Non-Ice Operations:
Revenues	$19,006	$21,228	$(2,222)	(10.5)
Cost of sales	13,260	13,056	204	1.6
Gross profit	5,746	8,172	(2,426)	(29.7)
Operating expenses	2,612	3,346	(734)	(21.9)

Revenues.  Revenues decreased $8.5 million from 2001 to 2002.  Revenues decreased $6.4 million in our ice segment as a result of the sale of our traditional ice business in California, offset by 1) slight volume increases due to better weather conditions in most of our markets and the recovery from the effects of the terrorist attacks in New York City and Washington, D.C. on September 11, 2001 and 2) increases in average selling prices in our non-California markets.   Revenues in our non-ice operations decreased $2.2 million primarily due to the sale in 2001 of two cold storage operations and our ice production equipment sale and leasing business and the loss of sales to our poultry customers caused by an outbreak of avian flu in Virginia.  These decreases were partially offset by a $1.2 million increase in sales at our Virginia cold storage warehouses related to the signing of a significant new customer contract in 2002.

Cost of Sales.  Cost of sales decreased $11.5 million from 2001 to 2002.  As a percentage of revenues, cost of sales decreased from 64.0% in 2001 to 61.5% in 2002.  This decrease primarily resulted from the sale of our traditional ice operations in California and reductions in labor and other costs in our remaining operations that were implemented in the last half of 2001.  Offsetting these reductions were increases in electricity and insurance costs.

Operating Expenses.  Operating expenses decreased $3.7 million from 2001 to 2002.  As a percentage of revenues, operating expenses decreased from 15.3 % in 2001 to 14.3% in 2002.  These decreases resulted from a reduction in labor and benefits due to a consolidation of administrative functions and headcount reductions during the second and third quarters of 2001, the sale of our traditional ice business in California in December 2001 and the sale of certain non-ice operations in the last half of 2001, offset by an increase in incentive compensation expense relating to improved performance.

Depreciation and Amortization.  Depreciation and amortization decreased $9.1 million from 2001 to 2002.   As a percentage of revenues, depreciation and amortization decreased from 13.8% in 2001 to 10.5% for in 2002.  This decrease was primarily due to (1) the disposition of significant fixed assets over the last eighteen months and (2) the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.  SFAS No. 142 changed the accounting for goodwill and certain intangible assets with an indefinite life from an amortization method to an impairment-only approach.  Amortization of goodwill and certain other intangible assets, including goodwill recorded in past business combinations, ceased upon adoption of this statement.  Amortization expense related to these items was $6.0 million in 2001.  Offsetting this decrease in expense is additional depreciation expense related to property additions in 2002.

Gain (Loss) on Disposition of Assets.  During 2002, we sold certain non-core assets, including several pieces of excess real estate, for a net loss of $2.4 million.  In addition, we resolved all outstanding issues related to the sale of our traditional ice business in California and as a result recorded an additional charge of $1.9 million.

Impairment of Assets.  We reclassified excess real estate as “Assets Held for Sale” and recorded a non-cash charge of $3.3 million to write down their carrying value to their estimated fair value.  In accordance with SFAS No. 142, we evaluated our goodwill as of December 31, 2002 and recorded a non-cash impairment charge of $4.1 million related to our bottled water and cold storage operations.

Gain on the Extinguishment of Debt.  During 2002, we purchased and retired 9¾% Senior Notes with an aggregate principal amount of $15.0 million, which resulted in a gain on extinguishment of debt of $2.5 million.

Interest Expense.  Interest expense decreased $1.8 million from 2002 to 2003.  As a percentage of revenues, interest expense decreased from 15.0% in 2001 to 14.8% in 2002.  The dollar decrease in interest expense was due to a $3.6 million non-cash charge to expense in December 2001 related to our interest rate collar agreement, lower average borrowings under our credit facility and lower outstanding balances of our 9¾% Senior Notes, offset by higher payments under our interest rate collar agreement and a higher average interest rate on the term loan included in our amended credit facility.

Cumulative Effect of Change in Accounting Principle.  On January 1, 2002 we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  Adoption of this statement resulted in a charge to net income of $73.2 million (net of $0 tax).  The allocation of the charge to our ice and non-ice segments was $70.1 million and $3.1 million, respectively.

Liquidity and Capital Resources

We generate cash from the sale of packaged ice through traditional delivery methods, by which we manufacture, package and store ice at a central facility and transport it to our customers’ retail locations when needed, and through Ice Factories, which manufacture, package and store ice in our customers’ retail locations.  Our primary uses of cash are (a) cost of sales, (b) operating expenses, (c) debt service, (d) capital expenditures related to replacing and modernizing the capital equipment in our traditional ice plants and acquiring and installing additional Ice Factories and (e) acquisitions.  Historically, we have financed our capital and working capital requirements, including our acquisitions, through a combination of cash flows from operations, borrowings under our revolving credit facilities and operating leases.

We estimate that our capital expenditures for 2004 will approximate $15 million, which will primarily be used to maintain and expand our traditional ice operations.  There can be no assurance that capital expenditures will not exceed this estimate.  As we have consolidated acquisitions into the existing company infrastructure, we have identified non-core and excess assets.  As a result of dispositions of these non-core and excess assets, we estimate that we will generate proceeds of approximately $1.5 million to $2.0 million in 2004.

Cash Flows for the Twelve Months Ended December 31, 2003, 2002 and 2001

Net cash provided by operating activities was $25.2 million, $32.7 million and $19.2 million in 2003, 2002 and 2001, respectively.  The decrease from 2002 to 2003 was caused by a reduction in cash flows provided by changes in working capital, offset by improved results of operations.  In 2002, changes in working capital accounts provided cash of $10.3 million, primarily due to the lifting of the restrictions on $6.7 million of cash that was being used to collateralize certain letter of credit obligations.  There were also reductions in the levels of accounts receivables and inventories in 2002 as management placed greater emphasis on monitoring and controlling these items.  In 2003, changes in working capital accounts used $6.2 million of cash flow, which was primarily due to the payment of 2002 incentive compensation amounts that were accrued as of December 31, 2002.  The increase in cash flow from operations from 2001 to 2002 is primarily due to the effects of the restricted cash balance of $6.7 million — in 2001, the collateral was put up with our bank, which was a use of cash.  In 2002, the restrictions were lifted and the cash was released, resulting in a source of cash.

Net cash used in investing activities was $212.7 million, $11.6 million and $7.6 million in 2003, 2002 and 2001, respectively.  The majority of the increase in cash used by investing activities from 2002 to 2003 is due to the Merger and acquisitions of Service Ice and Triangle Ice, which required $192.7 million.  The remaining increase is primarily due to an increase in property additions of $7.2 million, primarily driven by the purchase of assets in 2003 that were being utilized under operating leases.  The increase in cash used for investing activities from 2001 to 2002 was primarily due to a reduction of $7.6 million in proceeds from asset dispositions, caused by the timing of the disposition of our California operations in 2001, offset by reduced property additions.

Net cash provided by financing activities was $200.5 million in 2003, as compared to net cash used by financing activities of $24.8 million and $2.4 million in 2002 and 2001, respectively.  Financing activities provided cash in 2003 due to the Merger and related refinancing activities in August 2003 and the purchase of Triangle Ice in November 2003.  In 2003, the issuance of new common and preferred stock provided $197.6 million, while the issuance of the 8-7/8% senior subordinated notes and terms loan under our new credit facility provided $330.9 million.  These proceeds were used to repay our existing debt at the time of the Merger, finance the Merger and the acquisition of Triangle Ice and pay debt issue costs.  In 2002, we used $24.8 million in our financing activities to repay outstanding balances under our credit facility and repurchase a portion of our outstanding 9-3/4% senior notes with an aggregate face value of $15 million.  We recognized a gain of $2.5 million in connection with the purchase of the 9-3/4% senior notes.  In 2001, cash used in financing activities was primarily related to paying down amounts associated with our credit facility.  The amount of cash allocated to paying down debt increased in 2002 as a result of improved results of operations, reduced property additions and the disposition of non-core and excess assets.

Long-term Debt and Other Obligations

At December 31, 2003, we had approximately $330.9 million of total debt outstanding as follows:  $151.0 million of Reddy Group’s 8-7/8% senior notes due August 1, 2011 (net of discount of $1.0 million);  $179.6 million outstanding term loans under Reddy Group’s senior credit facility which matures on August 15, 2009; and $0.4 million of other debt.

On July 17, 2003, Cube Acquisition completed the sale of $152.0 million of 8-7/8% senior subordinated notes in connection with a private placement offering.  These senior subordinated notes were priced at 99.297%, which resulted in net proceeds of $150.9 million.  At the closing of the Merger on August 15, 2003, Reddy Group assumed Cube’s obligations under the senior subordinated notes and the related indenture and received the net proceeds of the offering.  The net proceeds were used to consummate the Merger as previously discussed, which included the repayment of $255.0 million aggregate principal amount of Packaged Ice’s 9-3/4% senior notes due February 1, 2005 and the outstanding balance of $61.7 million under its former bank credit facility.  Interest on the 8-7/8% senior subordinated note is payable semiannually on February 1 and August 1, commencing on February 1, 2004.  The 8-7/8% senior subordinated notes are unsecured obligations of Reddy Group and are:

• subordinated in right of payment to all of Reddy Group’s existing and future senior indebtedness;

• equal with any of Reddy Group’s existing and future senior subordinated indebtedness; and

• senior to any other of Reddy Group’s future subordinated indebtedness, if any.

The 8-7/8% senior subordinated notes include customary covenants that restrict, among other things, the ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates.  Prior to August 1, 2006, we may redeem up to 35% of the principal amount of the 8-7/8% senior subordinated notes at a redemption price of 108.875% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, with funds raised in equity offerings that are specified in the indenture governing the 8-7/8% senior subordinated notes.

The 8-7/8% senior subordinated notes are guaranteed, fully, jointly and severally, and unconditionally, on a senior subordinated basis by Reddy Holdings, and all of Reddy Group’s subsidiaries.  The terms of the indenture governing the 8-7/8% senior subordinated notes significantly restrict Reddy Group from paying dividends and otherwise transferring assets to Reddy Holdings.  For example, Reddy Group’s ability to make such payments is governed by a formula based on 50% of its consolidated net income.  In addition, as a condition to making such payments based on such formula, Reddy Group must have an EBITDA to interest expense ratio of a at least 2.0 to 1.0 prior to August 1, 2006, and 2.25 to 1 thereafter, after giving effect to any such payments.  Notwithstanding such restrictions, the indenture permits an aggregate of $10.0 million of such payments to be made whether or not there is availability under the formula or the conditions to its use are met; provided that at the time of such payment, no default shall have occurred and be continuing under that indenture.

On August 15, 2003, Reddy Group entered into a $170 million senior credit facility, with the lenders being a syndicate of banks, financial institutions and other entities, including Credit Suisse First Boston as Administrative Agent, Canadian Imperial Bank of Commerce and Bear Stearns Corporate Lending, Inc.  The credit facility provides for a six-year term loan in the amount of $135 million and a five-year revolving credit facility in the amount of $35 million.  Proceeds of the term loan were used to consummate the Merger as previously discussed.  On October 17, 2003, the senior credit facility was amended to, among other things, allow for an additional term loan of $45 million to consummate the Triangle Ice acquisition, which was completed on November 6, 2003.  The new term loan contains substantially all the same terms, conditions and financial covenants as the original term loan.

At December 31, 2003, we had $25.0 million of availability under the line of credit, net of outstanding standby letters of credit of $10.0 million. The standby letters of credit are used primarily to secure certain insurance obligations.  Principal balances outstanding under the line of credit bear interest per annum, at our option, at the sum of the base rate plus the applicable margin or LIBOR plus the applicable margin. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%. The applicable margin varies depending on Reddy Group’s leverage ratio. At December 31, 2003, the weighted average interest rate of borrowings outstanding under the senior credit facility was 4.16%.  Interest on base rate loans is payable on the last day of each quarter.  Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the LIBOR loan exceeds 90 days.

The terms of the senior credit facility prohibit Reddy Group from paying dividends and otherwise transferring assets to Reddy Holdings, except for certain limited dividends, the proceeds of which must be used to maintain Reddy Holdings’ corporate existence.

The senior credit facility requires that beginning in 2004, we will repay all borrowings under the line of credit and maintain a zero outstanding balance for a period of 30 consecutive calendar days during each year.  The term loan amortizes in quarterly installments over a five-year period in an annual aggregate amount equal to 1% of the original balance, with any remaining unpaid balance to be repaid in the sixth year in equal, quarterly installments.  Subject to certain conditions, mandatory repayments of the line of credit and term loan are required to be made with portions of the proceeds from (1) asset sales, (2) the issuance of debt securities, (3) an initial public offering of stock of Reddy Holdings and (4) insurance and condemnation awards.  Furthermore, within 100 days after close of each fiscal year (beginning with the close of the 2004 fiscal year), a mandatory prepayment of the term loan is required based on a percentage of Reddy Group’s annual excess cash flow, as defined in the senior credit facility.  The percentage is based on Reddy Group’s leverage ratio at the end of such fiscal year and ranges from 25% to 75%.  The senior credit facility contains financial covenants which include limitations on capital expenditures and the maintenance of certain financial ratios, as defined in the credit agreement, and is collateralized by substantially all of its assets and the capital stock of it and all of its current subsidiaries.  At December 31, 2003, we were in compliance with these covenants.

On November 28, 2000, we entered into an interest rate collar agreement.  If the Index Rate (30-day LIBOR, as defined in the collar agreement) exceeds 7.75%, we will receive the difference between the Index Rate and 7.75%.  If the Index Rate falls below 5.75%, we will pay the difference plus 1%.  Any amounts payable or receivable are settled monthly.  The collar agreement has a notional amount of $50.0 million and a term of 4 years.  When our debt was refinanced on August 15, 2003, $0.3 million of amounts previously deferred in accumulated other comprehensive loss on the balance sheet were written off as the hedged, forecasted transaction was no longer deemed probable of occurring.  The collar agreement was redesignated as a hedge of the senior credit facility, with subsequent changes in fair value deferred in other comprehensive income or loss.  If we had been required to settle the collar agreement as of December 31, 2003, we would have had to pay $2.5 million plus accrued interest of $0.2 million.  We are exposed to credit risk in the event of nonperformance by the counterparty to the collar agreement, however we anticipate that the counterparty will fully perform its obligations under the collar agreement.

Based on our expected level of operations, we believe that cash flow from operations, together with available borrowings under our line of credit, will be adequate to meet our future liquidity needs for at least the next twelve months. We believe that during the next three months, the availability under our line of credit will decrease to approximately $12 million to $15 million due to borrowings on our line of credit.  This use of the line of credit is expected on a seasonal basis as our cash flows from operations decline to their lowest point during March and April due to reduced sales in January and February and the need to begin building accounts receivable and inventories as temperatures and sales volumes begin to increase in April and May.

During the latter part of the second quarter of 2004 and into the third quarter of 2004, availability will return to the current level of approximately $25 million.  Due to the seasonal nature of our business, we record the majority of our sales and profits during the months of May through September.  The majority of the cash generated from those operations is received in August through November.  During those months we expect to repay all amounts borrowed under the line of credit in the spring, fund current capital expenditures and build up cash balances.   We anticipate that a significant portion of such cash flow will be used to repay amounts outstanding under the senior credit facility as required by mandatory prepayment provisions in the senior credit facility.  The table below summarizes the future payments due under our significant contractual obligations as of December 31, 2003:

	Total	2004	2005 to 2006	2007 to 2008	2009 and thereafter
	(in millions)

Long-term debt (1)	$330.9	$1.9	$3.7	$46.0	$279.3
Line of credit	—	—	—	—	—
Operating leases	35.8	8.6	14.4	7.7	5.1
Purchase obligations (2)	32.0	3.8	7.6	7.6	13.0
Total contractual obligations	$398.7	$14.3	$25.7	$61.3	$297.4

(1)                We anticipate paying approximately $24 million of cash in 2004 for interest expense associated with our long-term debt.

(2)                Consists of our obligation to purchase 2,000 merchandisers and $0.75 million of spare parts per year from a certain vendor under a supply agreement that expires May 31, 2012.

Critical Accounting Policies

Allowances for Doubtful Accounts.  We provide allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make the required payments on their accounts.  We have attempted to reserve for estimated losses based on our past experience with similar accounts receivable and believe our reserves to be adequate. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments on their accounts, additional allowances may be required.

Long-Lived Assets.  Property and equipment is carried at cost and is being depreciated on a straight-line basis over estimated lives of 2 to 36 years. Maintenance and repairs are charged to expense as incurred, while capital improvements that extend the useful lives of the underlying assets are capitalized. We accounted for all of our historical acquisitions using the purchase method of accounting and as a result recorded significant amounts of goodwill. Other intangible assets include the following that are amortized over their useful lives:

Intangible Assets	Useful Life
Goodwill	Indefinite life
Trade names	Indefinite life
Customer relationships	Straight line method over economic lives of 15 to 30 years
Debt issue costs	Interest method over the terms of the debt

Impairment of Long-Lived Assets.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, ‘‘Accounting for Impairment or Disposal of Long-Lived Assets,’’ long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  The determination of recoverability of long-lived assets and certain other identifiable intangible assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition.  Measurement of an impairment loss for long-lived assets and other intangible assets that management expects to hold and use are based on the fair value of the asset.

Long-lived assets to be disposed of are reported at the lower of carrying amount or net realizable value. In accordance with SFAS No. 142, ‘‘Goodwill and Other Intangible Assets,’’ goodwill is evaluated using a market valuation approach based on valuations of comparable businesses.  Inherent in the determination of such future cash flows and valuations are certain estimates and judgments, including the interpretation of current economic indicators and market values and assumptions about our strategic plans with regards to our operations.  To the extent additional information arises or our strategies change, it is possible that our conclusions regarding the impairment of goodwill or other long-lived assets could change and result in a material effect on our financial position or results of operations.

New Accounting Pronouncements

There were no new accounting pronouncements which affected the Successor since its formation on May 8, 2003.  New accounting pronouncements that had an effect on the Predecessor are as follows:

On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”   SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach.  Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement.  Adoption of this statement resulted in a charge to net income of $73.2 million (net of $0 tax).  The allocation of the charge to our ice and non-ice segments was $70.1 million and $3.1 million, respectively.  On an annual basis, we will evaluate the carrying amount of goodwill associated with our operating segments using a market valuation approach to identify any potential impairment of goodwill.  As a result of this annual evaluation, an additional impairment charge of $4.1 million was recognized at December 31, 2002 in our non-ice segment.

On January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 addresses financial accounting and reporting requirements for the impairment and disposal of long-lived assets.  In accordance with this statement, we have presented certain assets to be disposed of as “assets held for sale” as of December 31, 2003 and 2002.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145, among other things, amends SFAS No. 4 and SFAS No. 64 to require that gains and losses from the extinguishment of debt generally be classified within continuing operations.  The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and early application is encouraged.  We adopted SFAS No. 145 upon issuance and as a result, have reflected gains on the extinguishment of debt within continuing operations.

General Economic Trends and Seasonality

Our results of operations are generally affected by the economic trends in our market area, but results to date have not been significantly impacted by inflation.  If we experience an extended period of high inflation, which affects multiple expense items, we believe that we will be able to pass on these higher costs to our customers.  The ice business is highly seasonal.  We experience seasonal fluctuations in our net sales and profitability. We make a disproportionate amount of our sales in the second and third calendar quarters.  We also typically have net income in these same periods.  We believe that over two-thirds of our revenues will occur during the second and third calendar quarters when the weather conditions are generally warmer and demand is greater, while less than one-third of our revenues will occur during the first and fourth calendar quarters when the weather is generally cooler.  As a result of seasonal revenue declines and the lack of proportional corresponding expense decreases, we will most likely experience lower profit margins and even losses during the first and fourth calendar quarters.  In addition, because our operating results depend significantly on sales during our peak season, our quarterly results of operations may fluctuate significantly as a result of adverse weather during this peak selling period if the weather is unusually cool or rainy on a more national or regional basis.

Risks Relating to Our Indebtedness

Our substantial leverage and debt service obligations could harm our ability to operate our business and make payments on our indebtedness.

We are highly leveraged and have significant debt service obligations.  As of December 31, 2003, we had total debt of approximately $330.9 million and total stockholders’ equity of $191.3 million.  Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of our indebtedness.

Our substantial debt could have other important consequences to you, including the following:

• we will be required to use a substantial portion, if not all, of our free cash flow from operations to pay principal and interest on our debt, and our level of debt may restrict us from raising additional financing on satisfactory terms to fund working capital, strategic acquisitions, investments, joint ventures and other general corporate requirements;

• our interest expense could increase if interest rates in general increase, because a substantial portion of our debt will bear interest at floating rates and we cannot assure you that we will be able to effectively hedge against fluctuations in interest rates or that such hedging activities will not result in payments by us;

• our substantial leverage will increase our vulnerability to general economic downturns and adverse competitive and industry conditions and could place us at a competitive disadvantage compared to those of our competitors that are less leveraged;

• our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business; and

• our failure to comply with the financial and other restrictive covenants in the indenture governing the senior subordinated notes, as well as the credit agreement governing our senior credit facility, which require us to maintain specified financial ratios and limit our ability to incur debt and sell assets, could result in an event of default that, if not cured or waived, could harm our business or prospects and could result in our bankruptcy.

We could incur more indebtedness, which may increase the risks associated with our substantial leverage, including our ability to service our indebtedness.

The indenture governing the senior subordinated notes and our senior credit facility permit us, under certain circumstances, to incur a significant amount of additional indebtedness. In addition, we may incur additional indebtedness through our revolving credit facility.  If we incur additional debt, the risks associated with our substantial leverage, including our ability to service our debt, would increase.

Our ability to service our indebtedness requires a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.

We cannot be certain that our earnings and the earnings of our operating subsidiaries will be sufficient to allow us to make payments in respect of the securities and meet our other obligations.  Our ability to generate cash from our operations is subject to weather, general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  As a result, we cannot assure you that our business will generate sufficient cash flow from operations in amounts sufficient to enable us to make payments in respect of the securities or service our debt and to fund our other liquidity needs.  If we do not have sufficient liquidity, we will have to take actions such as reducing or delaying strategic acquisitions, investments and joint ventures, selling assets, restructuring or refinancing our debt or seeking additional equity capital.  We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all.  In addition, the terms of existing or future debt instruments, including the credit agreement governing our senior credit facility and the indenture for the subordinated notes, may restrict us from adopting some of these alternatives.  Therefore, because of these and other factors beyond our control, we may be unable to pay dividends or service our debt.

If we fail to meet our payment or other obligations under our senior credit facility, the lenders under the senior credit facility could foreclose on, and acquire control of, substantially all of our assets.

The lenders under the our senior credit facility received a pledge of all of our equity interests of Reddy Group and its current subsidiaries.  Additionally, these lenders have a lien on substantially all of our assets.  As a result of these pledges and liens, if we fail to meet our payment or other obligations under our senior credit facility, those lenders are entitled to foreclose on substantially all of our assets and liquidate those assets.

Risks Relating to Our Business

Our failure to successfully compete could adversely affect our prospects and financial results.

Our businesses are highly competitive.  We have many competitors in each of our geographic markets offering similar products and services.  Competition in our businesses is based primarily on service, quality and price.  If we fail to successfully compete against our competitors in any of these areas, our business will be adversely affected.  There are low barriers to entry in the ice industry and we could be adversely affected by any expansion of capacity by our existing competitors or by new entrants in our markets.  Retaining existing customers and obtaining new customers is important to our future performance.  If we fail to adequately serve our existing base of customers, our financial performance will be negatively impacted.  We could also be adversely affected if our larger grocery or convenience store customers decide to manufacture their own ice rather than purchase our products.

The seasonal nature of the ice business results in losses and lower profit margins in the first and fourth quarters of the year.

We experience significant seasonal fluctuations in our net sales and profitability.  We make a disproportionate amount of our sales in the second and third calendar quarters when the weather is generally warmer, which results in an increased demand for ice.  We also earn our net income during these same periods.  As a result of seasonal revenue declines and the lack of a corresponding decrease in expenses, we experience net losses and materially lower profit margins during the first and fourth calendar quarters.  Variations in demand could have a material adverse effect on the timing of our cash flows and therefore our ability to service our obligations with respect to our indebtedness, including the securities.  In addition, because our operating results depend significantly on sales during the second and third calendar quarters, our results of operations may fluctuate significantly if the weather during these periods is cool or rainy.

The results of our operations may be adversely affected by weather.

Cool or rainy weather can decrease sales, while extremely hot weather may increase our expenses, each resulting in a negative impact on our operating results and cash flow.  Ice consumers demand ice for a variety of reasons, but many of them buy ice in connection with outdoor related activities, both commercial and recreational.  As a result, demand for ice increases during periods of warm, sunny weather, and conversely, demand decreases during periods of cool, rainy weather.  During extended periods of cool or rainy weather on a national basis, our revenues and resulting net income may substantially decline.  Hot weather does not necessarily result in greater net income.  During extended periods of hot weather, our profits and cash flow may decline because of an increase in expenses in response to excess demand.  We may have to transport ice from one plant to another and, in some cases, purchase ice from third party sources and transport it to a specific market to meet this excess demand, resulting in higher expenses and inconsistent service and product quality.

Increases in the prices of electricity, certain raw materials, insurance and other required expenses could have an adverse effect on our results of operations.

We use substantial amounts of electricity in connection with our manufacturing process. Increases in market rates for electricity could have an adverse impact on our operations.  Our business is also sensitive to increases in the cost of fuel required to operate the refrigerated trucks we use to deliver ice and to increases in the cost of polyethylene, which is the primary raw material used to manufacture the bags we use to package our ice.  Our business is sensitive to increases in insurance costs, including in the areas of general liability, workers compensation, health and vehicle insurance.  We have already experienced increases in fuel costs, bag costs and insurance costs and may experience further increases in the future.  If the prices for these items or other expenses should increase significantly, we will incur additional costs that we may not be able to pass along to our customers.  There can be no assurance that significant changes in the prices of electricity, polyethylene, fuel, insurance or other commodities would not have a material adverse effect on our business, results of operations and cash flows.

We could incur substantial costs as a result of violations of or liabilities under environmental laws.

Our ice manufacturing and cold storage operations are subject to a wide range of environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use, management and disposal of hazardous and non-hazardous materials and wastes and the cleanup of contamination.  Non compliance with such laws and regulations, or incidents resulting in environmental releases, could cause us to incur substantial costs, including cleanup costs, fines and penalties, third party claims for personal injury, investments to retrofit or upgrade our facilities and programs or curtailment of our operations.  For example, our ice manufacturing and cold storage operations use refrigerants such as ammonia and freon.  Several of our ammonia facilities have not yet implemented certain required elements of risk and safety management programs mandated under applicable laws.  Other facilities may not be in compliance with certain freon refrigerant requirements, such as leak detection and repair, recordkeeping or reporting.  In addition, the market price of freon is rising as a result of phase outs under federal laws, which could significantly increase our operating costs in the future if we are not able to obtain approved substitutes.  From time to time, our use of ammonia has resulted in releases that have temporarily disrupted our manufacturing operations and resulted in lawsuits or administrative penalties.  We are currently involved in litigation resulting from an ammonia release in June 2001 at our Baton Rouge, Louisiana facility. See Item 3 — ‘‘Legal Proceedings’’.  We cannot assure you that we will not incur material environmental costs or liabilities in the future or that such costs or liabilities will not have a material adverse effect on our business, financial condition or results of operations.

Government laws and regulations could have an adverse effect on our results of operations.

Like any food company, we are subject to various federal, state and local laws relating to many aspects of our business, including labeling, sanitation, health and safety and manufacturing processes.  We cannot predict the types of government regulations that may be enacted in the future by the various levels of government or how existing or future laws or regulations will be interpreted or enforced.  The enactment of more stringent laws or regulations or a stricter interpretation of existing laws and regulations may require additional expenditures by us, some of which could be material.

If we are unable to retain senior executives and attract and retain other qualified employees, our business might be adversely affected.

Our success depends in part on our ability to attract, hire, train and retain qualified managerial, sales and marketing personnel.  Competition for these types of personnel is high.  We may be unsuccessful in attracting and retaining the personnel we require to conduct our operations successfully and, in such an event, our business could be materially and adversely affected.  Our success also depends to a significant extent on the continued service and performance of our senior management team and in particular on the continued service of William P. Brick, our Chairman and Chief Executive Officer, and Jimmy C. Weaver, our President and Chief Operating Officer.  The loss of any member of our senior management team could impair our ability to execute our business plan and could therefore have a material adverse effect on our business, results of operations and financial condition.

Our acquisitions may not be successfully integrated and could cause unexpected financial difficulties.

We anticipate that we may, from time to time, selectively acquire additional businesses, assets or securities of companies that we believe would provide a strategic fit with our business.  Acquired businesses will need to be integrated with our existing operations.  There can be no assurance that we will effectively assimilate these companies into our business.  Any acquisitions will also be accompanied by risks, such as potential exposure to unknown liabilities of acquired companies and the possible loss of key employees and customers of the acquired business.  Acquisitions are also subject to risks associated with the difficulty and expense of integrating the operations and personnel of the acquired companies, the potential disruption to our business and the diversion of management time and attention.  In addition, as a result of future acquisitions, we may increase our debt level.  Our failure to adequately manage the risks associated with any acquisitions could have a material adverse effect on our financial condition or results of operations. We recently acquired Triangle Ice and Service Ice, both of which have been substantially integrated into our operations.  Although the integration efforts are substantially complete, these acquisitions may still result in potential disruption to our business and the diversion of management’s time and attention.  Material disruptions or diversions due to these acquisitions, particularly in the case of Triangle Ice, could have a material adverse effect on our business.

Accidents involving our products and equipment could expose us to product liability claims.

We are subject to a risk of product liability claims and adverse publicity if a consumer is or claims to be harmed while using our products or equipment.  Any such claim may result in negative publicity, loss of revenues or higher costs associated with litigation.  We currently carry product liability insurance that we believe is adequate to cover our losses in these situations. However, this insurance may be insufficient to pay for all or a large part of these losses.  If our insurance does not adequately cover these losses, our results of operations and cash flow would decrease and such a decrease could be material.

We may lose customers’ business to competitors as a result of our limited intellectual property protection, including on The Ice Factory.

As the sole major company using an on-site ice production and delivery system within our market area, we have enjoyed a distinct competitive advantage because the Ice Factory is preferred to traditional ice delivery by certain of our high volume customers and because the Ice Factory portion of our business gives us more flexibility during peak seasons than our competitors.  In 2001, a competitor began testing a machine similar to the Ice Factory in certain of its markets.  Although the competitor has not deployed its machine to a significant degree, if this competitor or any new competitors are successful with the rollout of a competing system, we could lose business to these companies, which would result in decreased cash flows and results of operations.  It is also our practice to protect certain of our proprietary materials and processes by relying on trade secrets laws and non-disclosure and confidentiality agreements.  There can be no assurance that confidentiality or trade secrets will be maintained or that others will not independently develop or obtain access to such materials or processes.

We are party to two lawsuits related to the Merger, which if determined adversely to us, could result in the imposition of damages against us and could harm our business and financial condition.

We have been served with two complaints asserting putative class action lawsuits in Texas in connection with the Merger.  In addition, we may be subject to other lawsuits in connection with the Merger that have not yet been filed.  In the event that the current lawsuits with respect to the Merger are not dismissed or decided in our favor or we become subject to additional suits, these lawsuits could result in the imposition of damages against us or even the rescission of the Merger and related transactions.  In the event that damages are awarded, our business and financial condition could be harmed. See Item 3—‘‘Legal Proceedings’’.

We are controlled by our sponsors and their affiliates, whose interests in our business may be different from yours.

By reason of our sponsors’ and their affiliates’ ownership of us and their collective ability, pursuant to a stockholders agreement among our stockholders, to designate a majority of the members of the board of directors, our sponsors will control actions to be taken by us and our board of directors, including amendments to our certificate of incorporation and by-laws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets.  The interests of our sponsors and their affiliates will likely differ from yours in material respects.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risks

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.

On November 28, 2000, we entered into an interest rate collar agreement (the “Collar Agreement”).  The Collar Agreement has a notional amount of $50 million and a term of 4 years.  If the Index Rate (30-day LIBOR, as defined in the Collar Agreement) exceeds 7.75%, we will receive the difference between the Index Rate and 7.75%.  If the Index Rate falls below 5.75%, we will pay the difference plus 1%.  If we had been required to settle the Collar Agreement as of December 31, 2003, we would have had to pay $2.5 million plus accrued interest of $0.2 million.

We are exposed to some market risk due to the floating interest rates under our credit facility.  Principal balances outstanding under the line of credit bear interest, at our option, at the London Inter-Bank Offered Rate (“LIBOR”) plus 3.5% or the prime rate (as announced from time to time by the administrative agent) plus 1.5%.  The term loan bears interest, at our option, at LIBOR plus 3.0% or the prime rate plus 2.0%.

As of December 31, 2003, the credit facility had an outstanding principal balance of $179.6 million at a weighted average interest rate of 4.16% per annum.  Due to our interest rate collar agreement, the effect of a change in interest rates on our interest expense depends on the level of LIBOR rates.  At December 31, 2003, the 30-day LIBOR rate was 1.12%.

The following table shows the approximate annual increase in interest expense given the current principal balances on all of our debt if LIBOR were to increase by 1% from the initial levels indicated below:

Initial LIBOR Rate	Increase in the LIBOR rate	Estimated Annual Impact
		(in thousands)

Less than or equal to 4.5%	1%	$1,296

Greater than 4.5%, less than or equal to 5.75%	1%	$1,546

Greater than 5.75%, less than or equal to 6.75%	1%	$1,796

Greater than 6.75%, less than or equal to 7.75%	1%	$1,546

Greater than 7.75%	1%	$1,296

ITEM 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data required hereunder are included in this report as set forth in Item 15(a) of Part IV hereof and are incorporated herein by reference.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of December 31, 2003, our disclosure controls and procedures are effective to ensure that information disclosed by us in reports that we file or submit with the Securities Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.   Director and Executive Officers of the Registrant

The following table sets forth certain information as of March 12, 2004 regarding the directors and executive officers of Reddy Ice Holdings, Inc. and Reddy Ice Group, Inc.:

NAME	AGE	POSITIONS
William P. Brick (4)	52	Chairman of the Board of Directors and Chief Executive Officer
Jimmy C. Weaver	50	President, Chief Operating Officer and Director
Steven J. Janusek	32	Executive Vice President, Chief Financial Officer and Secretary
Graham D. Davis	49	Senior Vice President – Central Operations
Ben D. Key	49	Senior Vice President – Sales and Marketing
Thomas L. Dann	55	Senior Vice President – Western Operations
Joseph A. Geloso	49	Senior Vice President – Eastern Operations
Raymond L. Booth	52	Senior Vice President – Mid-Atlantic Operations
Mark A. Steffek	35	Vice President – Finance and Treasurer
Beth L. Bronner (1)(3)	52	Director
Philip M. Carpenter III (1)	32	Director
Robert J. Fioretti (1)	34	Director
Andrew R. Heyer (2)	46	Director
David E. King (3)(4)	44	Director
Douglas R. Korn (2)	41	Director
Tracy L. Noll (1)(2)	55	Director
William P. Phoenix (3)(4)	46	Director

(1)  Member of the Audit Committee.  Mr. Noll is the chairperson of the committee.

(2)  Member of the Compensation Committee.  Mr. Noll is the chairperson of the committee.

(3)  Member of the Corporate Governance and Nominating Committee.  Ms. Bronner is the chairperson of the committee.

(4)  Member of the Executive Committee.

William P. Brick became our Chief Executive Officer in April 2001 and our Chairman in June 2001.  Prior to joining our company, Mr. Brick was employed by Suiza Foods Corporation, now known as Dean Foods Company, where he served as Executive Vice President from July 1996 until October 1996 and as Chief Operating Officer of Dairy Operations from October 1996 until January 2000.  Before joining Suiza, Mr. Brick was the Vice President—Sales and Marketing for the Metropoulos Management Group from February 1996 until June 1996. From 1995 until January 1996, he served as Vice President—Sales and Marketing for Ultra Products.  In addition, from 1991 until December 1994, Mr. Brick held various positions with the Morningstar Group, Inc., including Vice President of Sales, and he served in several capacities for Palm Dairies Inc. in Calgary, Alberta, from 1988 until 1991.

Jimmy C. Weaver became our Chief Operating Officer in April 1998, President in February 2001 and Director in May 2002.  From April 1998 through January 2001, he served as our Executive Vice President.  Mr. Weaver joined Reddy Ice Corporation in September 1996 and was President of Reddy Ice Corporation when we acquired it in April 1998.

From May 1993 until August 1996, Mr. Weaver was Vice President of Sales and Marketing of Booth/Crystal Tips, a manufacturing division of Scotsman Industries based in Dallas, Texas, that produces and sells ice making equipment.

Steven J. Janusek became our Chief Financial Officer in October 2000 and Secretary in June 2001.  Mr. Janusek is a certified public accountant and served as our Treasurer from February 2000 until March 2001 and as our Corporate Controller from January 1998 until October 2000. Mr. Janusek joined Southwestern Ice, Inc. in July 1994 and from January 1996 served as the Corporate Controller of Southwestern Ice until we acquired it in April 1997. Mr. Janusek briefly resigned his position as our Chief Financial Officer in March 2001 to pursue another opportunity but returned to Reddy Group as our Chief Financial Officer in April 2001.

Graham D. Davis became our Senior Vice President—Central Operations in March 2001. From April 1998 through March 2001, Mr. Davis was our Senior Vice President—Western Operations.  From 1993 to April 1998, Mr. Davis was Executive Vice President of Operations of Reddy Ice Corporation.

Ben D. Key became our Senior Vice President—Sales in April 2001. From April 1998 until April 2001, Mr. Key served as our Vice President—Sales.  Mr. Key was serving as Vice President—Sales at Reddy Ice Corporation when we acquired it in April 1998.  Prior to that time, Mr. Key was engaged in government service and political consulting for twenty years.

Thomas L. Dann became our Senior Vice President—Western Operations in March 2001. Mr. Dann joined Reddy Ice Corporation in 1987 through the acquisition of his company, Lampasas Ice, which he owned and operated from 1971. While at Reddy Ice Corporation and subsequently with us after we acquired Reddy Ice Corporation, Mr. Dann has served in various management positions including Plant Manager, Zone Manager and Area Vice President.

Joseph A. Geloso became our Senior Vice President—Eastern Operations in February 2001. Mr. Geloso joined Reddy Ice Corporation in 1987 as a plant manager. While at Reddy Ice Corporation and subsequently with us after we acquired Reddy Ice Corporation, Mr. Geloso served in various management positions including Plant Manager, Zone Manager and Area Vice President.

Raymond D. Booth became our Senior Vice President—Mid-Atlantic Operations in July 2003. Prior to joining our Company, Mr. Booth was the principal of Booth Consulting, LLC and was engaged by us to oversee our mid-Atlantic cold storage businesses as well as serving other food related clients. Mr. Booth has over 32 years experience in the dairy foods business, where his career engaged him all aspects of the growth through acquisition and branding of Country Fresh, LLC. He served in various senior management positions including Senior Vice President of Country Fresh, LLC, one of the Midwest’s largest dairy products providers. Country Fresh merged with Suiza Foods in November 1997, and Mr. Booth became Suiza’s Senior Vice President of Operations in January 1999. He served in that capacity until January 2001 when he became President of Suiza’s Country Fresh division. Mr. Booth served in that capacity until December 31, 2001 when he started his own consulting company.

Mark A. Steffek became our Vice President—Finance and Treasurer in April 2001. Mr. Steffek is a certified public accountant and from September 1991 until he joined us in September 2000 as Director of Financial Reporting and Assistant Treasurer, he served as an auditor with Deloitte & Touche LLP in various capacities, including senior manager.

Beth L. Bronner became a member of our board of directors in February 2004. Ms. Bronner has been Senior Vice President and Chief Marketing Officer for Jim Beam Brands Worldwide since September 2003. From May 2001 to September 2003, Ms. Bronner served as a private consultant and president of a private realty company. In addition, she served as President and Chief Operating Officer of Advo Inc. from August 2000 until May 2001. Prior to that, Ms. Bronner was at Sunbeam Inc. from November 1998 as President—Health Division. Prior to that, she was with Citibank, N.A. from September 1996 as Senior Vice President and Director of Marketing for the United States and Europe. From July 1994 to August 1996, Ms. Bronner was Vice President—Emerging Markets of American Telephone & Telegraph Company Consumer Communications Services business. Ms. Bronner was President of the Professional Products Division of Revlon, Inc. from May 1993 until June 1994. From February 1992 to May 1993 she was Executive Vice President of the Beauty Care and Professional Products Division of Revlon, Inc.  Ms. Bronner is also a director of Hain Celestial Group, Inc. and Assurance, Inc.

Philip M. Carpenter III became a member of our board of directors on August 15, 2004 and is a Vice President of Bear, Stearns & Co. Inc. and a Principal of Bear Stearns Merchant Banking LLC. Prior to joining Bear Stearns in August 2002, Mr. Carpenter was a Principal at Brockway Moran & Partners, Inc., a private equity investment firm. Mr. Carpenter is currently a Director of CamelBak Group, LLC and NY & Co. Group, Inc. Mr. Carpenter holds a B.S. in Accounting from the State University of New York at Binghamton.

Robert J. Fioretti became a member of our board of directors on August 15, 2004 and is a Director of Trimaran Fund Management, L.L.C. Prior to joining Trimaran in August 2001, Mr. Fioretti was a member of CIBC World Markets Corp.’s Leveraged Finance Group, which he joined in 1999. Mr. Fioretti holds an M.B.A. and a B.S. in economics from the Wharton School of the University of Pennsylvania.

Andrew R. Heyer became a member of our board of directors on August 15, 2004 and is a founder and Managing Director of Trimaran Fund Management, L.L.C.  Mr. Heyer is also a vice-chairman of CIBC World Markets Corp., co-head of CIBC Argosy Merchant Banking Funds and a member of CIBC’s U.S. Management Committee. Prior to joining CIBC in 1995, Mr. Heyer was a founder and managing director of The Argosy Group L.P. Mr. Heyer serves as a director of Eureka Broadband Corporation, Niagara Corporation, Fairfield Manufacturing Company, Inc., Hain Celestial Group Inc., Lancer Industries, Inc., Millennium Digital Media Holdings, L.L.C. and Village Voice Media, L.L.C. Mr. Heyer holds an M.B.A. and a B.S. in economics from the Wharton School of the University of Pennsylvania. Mr. Heyer currently serves as a trustee of the University of Pennsylvania and Chairman of the Board of Overseers of the University of Pennsylvania School of Social Work.

David E. King became a member of our board of directors on August 15, 2004 and is a Senior Managing Director of Bear, Stearns & Co. Inc. and an Executive Vice-President of Bear Stearns Merchant Banking LLC. Prior to joining Bear Stearns in April 2001, Mr. King was a Partner at McCown De Leeuw & Co., a private equity investment partnership from 1990 to 2000, in charge of that firm’s New York office investment activities. Currently, Mr. King is a Director of Cavalry Investments LLC, 24 Hour Fitness Worldwide, Inc., Global VantEdge, Inc., Spa Capital LLC and Sutton Place Group, LLC. Mr. King also sits on the advisory board of Falconhead Capital LLC and ChrysCapital. Mr. King holds an M.B.A. from Stanford University, an M.S. from the State University of New York, Stony Brook, and a B.S. from Rice University.

Douglas R. Korn became a member of our board of directors on August 15, 2004 and is a Senior Managing Director of Bear, Stearns & Co. Inc. and an Executive Vice-President of Bear Stearns Merchant Banking LLC. Prior to joining Bear Stearns in January 1999, Mr. Korn was a Managing Director of Eos Partners, L.P., a private investment partnership. Mr. Korn is currently a Director of Bally International AG, Fitz and

Floyd, Inc. and Vitamin Shoppe Holdings. Mr. Korn holds an M.B.A. from Harvard Business School and a B.S. in economics from the Wharton School of the University of Pennsylvania.

Tracy L. Noll became a member of our board of directors in November 2003. Mr. Noll also served on our board of directors from September 2002 until the consummation of the Merger on August 15, 2003. Mr. Noll was President and Chief Operating Officer of National Dairy Holdings, L.P., a $2 billion private company, until August 2003. He previously served as Executive Vice President, Corporate Development of Suiza Foods Corporation, now known as Dean Foods Company, from 1997 to 2001 and as Suiza’s Executive Vice President and Chief Financial Officer from 1994 to 1997. Mr. Noll is a certified public accountant and is a member of the board of directors of CitiTrends, Inc., a private company.

William P. Phoenix became a member of our board of directors on August 15, 2004 and is a Managing Director of Trimaran Fund Management, L.L.C. Prior to joining Trimaran, Mr. Phoenix was a Managing Director of CIBC Capital Partners and was a Managing Director of CIBC World Markets Corp. Prior to joining CIBC World Markets Corp. in 1995, Mr. Phoenix had been a Managing Director of Canadian Imperial Bank of Commerce, which he joined in 1982. Mr. Phoenix also serves as a director of Millennium Digital Media, Machslinke Ltd. and Pegasus Communications Corp. Mr. Phoenix holds an M.B.A. from the University of Toronto and a B.A. in economics from the University of Western Ontario.

Audit Committee Financial Expert

Our Board of Directors has determined that Mr. Noll is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act. Mr. Noll qualifies as an audit committee financial expert by virtue of his service as chief financial officer of Suiza Foods Corporation and his status as a certified public accountant.

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics applicable to all of our directors and employees, including the chief executive officer, chief financial officer, and chief accounting officer, which is a “code of ethics” as defined by applicable rules of the SEC.  If we make any amendments to this code other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code that applies to our chief executive officer, chief financial officer or chief accounting officer as it relates to an element of the SEC’s “code of ethics” definition, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a report on Form 8-K filed with the SEC.

ITEM 11.  Executive Compensation

Summary Compensation Table

The following table sets forth certain compensation information for our Executive Officer and four additional highly compensated executive officers (the “Named Executive Officers”) for the three years ended December 31, 2003, 2002 and 2001:

			Annual Compensation				Long-term Compensation

Name/Principal Position

Year

Restricted Stock Awards

Securities Underlying Options

All Other Compensation

Salary

Bonus

All Other

William P. Brick	2003		$360,000	$293,781	$60,262	(2)	$182,968	(3)	1,980	$668,441	(4)
Chairman of the Board, Chief	2002		360,000	481,219	19,404	(5)	—		—	9,300	(6)
Executive Officer	2001	(1)	236,692	40,500	—		—		250,000	5,281	(7)

Jimmy C. Weaver	2003		$242,308	$194,494	$34,341	(2)	$107,820	(3)	2,357	$407,021	(4)
President & Chief Operating	2002		225,000	260,661	14,553	(5)	—		—	1,125	(8)
Officer	2001		223,154	21,938	—		—		140,000	—

Steven J. Janusek	2003		$164,308	$97,927	$14,934	(2)	$45,306	(3)	1,037	$172,737	(4)
Executive Vice President, Chief	2002		160,615	144,366	7,277	(5)	—		—	1,741	(8)
Financial Officer & Secretary	2001	(9)	156,598	13,500	—		—		50,000	25,925	(10)

Graham D. Davis	2003		$172,885	$100,647	$17,124	(2)	$53,729	(3)	943	$201,133	(4)
Senior Vice President -	2002		185,000	164,862	7,277	(5)	—		—	1,914	(8)
Central Operations	2001		183,961	13,875	—		—		55,200	3,191	(8)

Ben D. Key	2003		$150,000	$81,606	$12,932	(2)	$43,564	(3)	613	$159,562	(4)
Senior Vice President - Sales	2002		150,000	133,672	7,277	(5)	—			317	(8)
	2001		140,769	11,250			—		50,000	—

(1)                                  Represents partial year compensation as Mr. Brick’s employment commenced April 19, 2001.

(2)                                  Represents bonuses to (i) reimburse the employee for income taxes payable on the grant of restricted stock that was received in August 2003 and (ii) reimburse the employee for the final income taxes due on the grant of restricted stock that was received in May 2002 and cancelled in February 2003; see Item 11.— “Executive Compensation - Long - Term Incentive Plan – Awards in the Last Fiscal Year” for more information.  The amounts paid are allocated between the two grants as follows:

	2003 Grant	2002 Grant	Total
William P. Brick	$47,572	$12,690	$60,262
Jimmy C. Weaver	28,033	6,308	34,341
Steven J. Janusek	11,780	3,154	14,934
Graham D. Davis	13,970	3,154	17,124
Ben D. Key	11,327	1,605	12,932

(3)                                  Pursuant to the term of the Merger, certain members of the senior management team, including the Named Executive Officers, received shares of restricted common and 12% cumulative redeemable Series A preferred stock in an aggregate value of $500,000.  All such shares vest on August 15, 2006 if the employee is still employed by us on that date.

(4)                                  Represents amounts (i) paid to the employee in connection with change of control agreements which were entered into on May 9, 2001 - see “Executive Compensation - Change of Control Agreement” for more information, (ii) signing bonuses paid in connection with the signing of new employment agreements on August 14, 2003 – see Item 11.“Executive Compensation -Employment Agreements”; (iii) transaction fees paid in connection with the Triangle acquisition – see Item 13 — “Certain Relationships and Related Transactions – Agreement with the Equity Sponsors - Monitoring and Management Services Agreement”, (iv) contributions made to Reddy Group’s 401(k) plan made the company and (v) the value of life insurance benefits paid by the company; for Mr. Brick, such amount also includes $7,500 of reimbursements for a life insurance policy.  The amounts by employee and category are as follows:

	Change of Control Agreement	Signing Bonus	Triangle Transaction Fee	401(k) Contrib- utions	Life Insurance	Total
William P. Brick	$630,000	$22,500	$5,675	$1,662	$8,604	$668,441
Jimmy C. Weaver	371,250	28,125	5,417	1,125	1,104	407,021
Steven J. Janusek	156,000	12,375	2,383	1,644	335	172,737
Graham D. Davis	185,000	11,250	2,167	2,000	716	201,133
Ben D. Key	150,000	7,313	1,408	260	581	159,562

(5)                                  Represents a bonus to reimburse the employee for income taxes payable on the grant of restricted stock that was received in May 2002 and cancelled in February 2003.  See “Executive Compensation – Long-Term Incentive Plan – Awards in the Last Fiscal Year” for more information regarding the grant of restricted stock.

(6)                                  Represents 401(k) contributions in the amount of $1,800 and reimbursements for a life insurance policy in the amount of $7,500.

(7)                                  Represents reimbursements for a life insurance policy for the period from April 19, 2001 through December 31, 2001.

(8)                                  Represents 401(k) contributions made by the company.

(9)                                  Represents partial year compensation as Mr. Janusek briefly left the company in March 2001 and returned in April 2001.

(10)                            Represents $25,000 of compensation in connection with separation of employment in March 2001 and 401(k) contributions made by the company.

Director Compensation

Our board consists of two management executives, six representatives of our sponsors and two independent directors, Mr. Noll and Ms. Bronner.  None of the existing board members, other than the independent members, presently receives any compensation for their services on the board.  The independent directors are entitled to receive compensation for their services as a director in the amount of $15,000 per annum, payable quarterly in arrears, plus an additional $2,500 per annum for each committee on which he or she serves.  Additionally we expect to grant stock options to our independent directors from time to time, as determined by the full board.  Directors are also reimbursed for ordinary and necessary expenses incurred in attending meetings of the Board of Directors or committee meetings.  On February 3, 2004, we granted 60 time-based options to purchase common stock to each of Mr. Noll and Ms. Bronner.  The options vest 25% per year, with the initial vesting of 25% to occur on January 1, 2005.

Employment Agreements

On August 14, 2003, we entered into executive employment agreements (each, an ‘‘employment agreement’’) with each of William P. Brick, our Chief Executive Officer, Jimmy C. Weaver, our President and Chief Operating Officer, Steven J. Janusek, our Executive Vice President, Chief Financial Officer and Secretary, Graham D. Davis, our Senior Vice President-Central Region, and Ben D. Key, our Senior Vice President of Sales. The employment agreements with Messrs. Brick, Weaver, Janusek, Davis and Key became effective as of August 14, 2003. The employment agreements for each of Messrs. Brick, Weaver, Janusek, Davis and Key are of indefinite duration.

Under the terms of each employment agreement, in addition to his annual salary, each executive officer is entitled to participate in incentive compensation plans on the same basis as other comparable level employees. Each executive officer is also entitled to participate in various benefit plans.

Each of these employment agreements provides for a minimum base salary. In addition, each agreement provides that the executive is entitled to receive an annual bonus upon achieving certain performance and operating targets. The employment agreements with Messrs. Brick, Weaver, Janusek, Davis and Key provide for minimum base salaries of $360,000, $275,000, $180,000, $150,000 and $150,000, respectively.

Each of these employment agreements provides for severance payments under certain circumstances. If Messrs. Brick or Weaver are terminated ‘‘without cause’’ or terminate their employment for ‘‘good reason’’ or become disabled, then they will receive a severance amount equal to 150% of their annual base salary payable either in a lump sum or on an ordinary payroll basis over a period of 18 months at our discretion. In addition, Mr. Brick’s employment agreement entitles him to receive healthcare benefits from the date of termination of his employment until age 65. If Messrs. Janusek or Key are terminated ‘‘without cause’’ or terminate their employment for ‘‘good reason’’ or become disabled, then they will receive a severance amount equal to 100% of their annual base salary payable either in a lump sum or on an ordinary payroll basis over a period of 12 months at our discretion. If Mr. Davis is terminated ‘‘without cause’’ or becomes disabled, then he will receive a severance amount equal to 100% of his annual base salary payable either in a lump sum or on an ordinary payroll basis over a period of 12 months at our discretion. If we elect to pay a severance amount over a period of time, then the executive will also be entitled to a continuation in benefits for such period. The employment agreements also restrict the executive’s business activities that compete with our business. In the case of Messrs. Brick and Weaver, these restrictions apply for a period of two years following the termination of the executive’s employment. In the case of Messrs. Janusek, Davis and Key, these restrictions apply for a period of 18 months following the termination of the executive’s employment.

Upon execution of the employment agreements Messrs. Brick, Weaver, Janusek, Davis and Key were paid signing bonuses of $22,500, $28,125, $12,375, $11,250 and $7,310, respectively.  In addition, Mr. Brick received a signing bonus of $1,125 in connection with the purchase of stock from another member of senior management.

Change of Control Agreements

On May 9, 2001, certain executive officers, including the Named Executive Officers, entered into Strategic Management Team Change of Control Bonus Agreements, which provided that, in the event of a change in control, the executive officer would be paid a bonus equal to a portion of his salary plus an additional amount based on the bonus payable for the prior year or the year in which the change of control takes place. The Merger constituted a change of control under the Strategic Management Team Change of Control Agreements. As a result, certain members of the senior management team received payments pursuant to the terms of the Strategic Management Team Change of Control Agreements upon consummation the Merger.  The Named Executive Officers received payments as set forth below:

Name	Change of Control Bonus
William P. Brick	$630,000
Jimmy C. Weaver	$371,250
Steven J. Janusek	$156,000
Graham D. Davis	$185,000
Ben D. Key	$150,000

Long-Term Incentive Plans – Awards in 2002

During the year ended December 31, 2002, the Named Executive Officers did not receive any grants of stock options to purchase shares of Packaged Ice’s common stock.  In May 2002, the Company adopted the 2002 Senior Executive Restricted Stock Plan (the “Restricted Stock Plan”) and issued grants to the Named Executive Officers as follows:

Name	Number of Shares Granted	Performance Period	Estimated Future Payouts Under Non-Stock Price Based Plans (in shares)
			Threshold	Target	Maximum

William P. Brick	40,000	May-December 2002	40,000	40,000	40,000
Jimmy C. Weaver	30,000	May-December 2002	30,000	30,000	30,000
Steven J. Janusek	15,000	May-December 2002	15,000	15,000	15,000
Graham D. Davis	15,000	May-December 2002	15,000	15,000	15,000
Ben D. Key	15,000	May-December 2002	15,000	15,000	15,000

The Restricted Stock Plan was approved by the Board of Directors, but was not submitted for a shareholder vote.  Upon adoption of the Restricted Stock Plan, certain executives were granted a total of 200,000 shares of the Company’s common stock.  Such restricted shares were not transferable by the executive and had no voting rights.  The market value of the Company’s common stock at the date of issuance was $1.22 per share.  Bonuses totaling $97,020 were paid to the recipients of the restricted stock grants to reimburse the employee for income taxes payable on the grant.  The bonuses paid in 2002 were based on estimates of the income taxes due.  An aggregate amount of $35,553 was paid to the recipients of the restricted stock grant in 2003 based on the actual 2002 taxes due.

The removal of the restriction was contingent upon the Company achieving certain financial performance goals for the fiscal year ended December 31, 2002.  Subsequent to year end, it was determined that the performance goals were not met and the shares of restricted stock were forfeited and cancelled in February 2003.

Option Grants in the Last Fiscal Year

We established the Reddy Ice Holdings, Inc. 2003 Stock Option Plan, effective August 15, 2003, which provides for the grant of options to purchase shares of common stock of Reddy Holdings to our employees, directors and officers. The plan is administered by our Compensation Committee.  Our executives are encouraged to own shares of our common stock, thereby aligning the interests of management with those of shareholders and tying a significant portion of executive compensation to long-term company performance. Options granted under our 2003 Stock Option Plan include time-based options and performance-based options. The time-based options vest 20% per year with the initial vesting of 20% to occur on January 1, 2004. The performance-based options vest in three tranches based on obtaining certain performance and operating targets. One-half of the shares are subject to the first tranche, one-quarter of the shares are subject to the second tranche, and one-quarter of the shares are subject to the third tranche. Any unvested performance-based options automatically vest after eight years. All options granted pursuant to this plan expire ten (10) years after the date of grant.  Option grants to the Named Executive Officers in 2003 are set forth in the following table:

Name	Number of Securities Underlying Options Granted(1)(2)	Percentage of Total Options Granted to Employees in 2003	Exercise Price (per share)	Expiration Date	Grant Date Present Value
William P. Brick	1,790	15.5%	$1,000	08/15/13	$104,847
	190	1.6%	$1,000	11/07/13	$57,507
Jimmy C. Weaver	2,238	19.4%	$1,000	08/15/13	$131,059
	119	1.0%	$1,000	11/07/13	$36,113
Steven J. Janusek	985	8.5%	$1,000	08/15/13	$57,666
	52	0.5%	$1,000	11/07/13	$15,890
Graham D. Davis	895	7.8%	$1,000	08/15/13	$52,424
	48	0.4%	$1,000	11/07/13	$14,445
Ben D. Key	582	5.0%	$1,000	08/15/13	$34,075
	31	0.3%	$1,000	11/07/13	$9,390

(1)                Of the total options granted, 80% were time-based and 20% were performance-based.

(2)                All amounts are rounded to the nearest whole number.

Aggregated Option Exercises in the Last Fiscal Year and the Fiscal Year End Option Values

The following table provides certain information regarding the exercise of stock options to purchase shares of Packaged Ice common stock during the year ended December 31, 2003 by the Named Executive Officers and the fiscal year-end value of stock options to buy common stock of Reddy Holdings held by such officers:

Name	Number of Shares Acquired on Exercise (1)	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2003		Value of Unexercised In-the-Money Options at December 31, 2003
			Exercisable	Unexercisable	Exercisable	Unexercisable
William P. Brick	150,000	$245,701	—	1,980	—	—
Jimmy C. Weaver	140,000	$229,321	—	2,357	—	—
Steven J. Janusek	50,000	$101,900	—	1,037	—	—
Graham D. Davis	55,200	$90,418	—	943	—	—
Ben D. Key	50,000	$81,900	—	613	—	—

(1)                The indicated shares were not actually acquired as the stock options outstanding at the effective time of the Merger were canceled and converted into the right to receive cash equal to the excess of the cash merger consideration over the exercise price of the option.

Incentive Plans Prior to the Merger

Prior to the Merger, we had five employee incentive plans in place, including our 1994 Stock Option Plan, our 1998 Stock Option Plan, our 2001 Stock Option Plan, our 2000 Employee Stock Purchase Plan and our 2002 Senior Executive Restricted Stock Plan. All of our incentive stock plans which were in effect prior to the Merger were terminated at the consummation of the Merger.

Pursuant to the Merger, each outstanding stock option to purchase shares of our common stock under the prior incentive plans became fully vested and exercisable. Each stock option outstanding at the effective time of the Merger was then canceled and converted into the right to receive a cash amount equal to the excess, if any, of the amount of cash which a holder of a share of our common stock would be entitled to receive in exchange for such share following the completion of the Merger over the per share exercise price of the option times the number of shares of common stock subject to the option or warrant.

Compensation Committee  Interlocks and Insider Participation

During 2003 and prior to the Merger, the following individuals served on our Compensation Committee from time to time:  Richard A. Coonrod, Robert G. Miller, Tracy L. Noll and Steven P. Rosenberg.  After the Merger, Andrew R. Heyer, Douglas R. Korn and Tracy L. Noll served on the compensation committee.  None of the committee members was formerly our officer or employee or had any relationships that were required to be disclosed by Item 404 of Regulation S-K.

None of our executive officers or directors serves as an executive officer, director, or member of a compensation committee of any other entity, for which an executive officer, director, or member of such entity is a member of our Board of Directors or Compensation Committee.

Reddy Holdings Board Compensation Committee Report on Executive Compensation for 2003

Compensation Philosophy

As members of the Compensation Committee, it is our duty to administer the  executive compensation program for Reddy Ice Holdings and its wholly-owned subsidiaries and administer the various stock incentive plans that have been made available. The Compensation Committee is responsible for establishing appropriate compensation goals for our executive officers, evaluating the performance of such executive officers in meeting such goals and making recommendations to our Board of Directors with regard to executive compensation. Our compensation philosophy is to ensure that executive compensation be directly linked to continuous improvements in corporate performance, achievement of specific operational, financial and strategic objectives and increases in shareholder value. The Compensation Committee regularly reviews our executive officers’ compensation packages, taking into account factors which it considers relevant, such as business conditions within and outside the industry, our financial performance, the market compensation for executives of similar background and experience, and the performance of the executive officer under consideration. The particular elements of our compensation programs for executive officers are described below.

Compensation Structure

The base compensation for our chief executive officer and our other executive officers is intended to be competitive with that paid in comparable situated industries, taking into account the scope of responsibilities and internal relationships. The goals of the Compensation Committee in establishing our executive compensation program are:

(1)                    To compensate our executive officers fairly for their contributions to the company short-term and long-term performance. The elements of our executive compensation program are (a) annual base salaries, (b) annual bonuses and (c) equity incentives.

(2)                    To allow us to attract, motivate and retain the management personnel necessary for our success by providing an executive compensation program comparable to that offered by companies with which we compete for management personnel. The Compensation Committee determines compensation based on the scope of the executive’s responsibilities, a subjective evaluation of the executive’s performance and contribution to the company and the length of time the executive has been in the position.

Compensation of Chief Executive Officer

Mr. Brick’s base salary was $360,000 for the year 2003. His target bonus for 2003 was 75% of his base salary, with a range of 0% to 150%, and was based on the company achieving certain EBITDA goals for the year ended December 31, 2003. The company defines EBITDA as earnings before interest, taxes, depreciation, amortization, the gain or loss on the disposition of assets, impairments of assets, gain or loss on the extinguishment of debt and the cumulative effect of changes in accounting principles. The EBITDA goals were set by our former Compensation Committee in late 2002 based on historical performance and expectations for future operations, adjusted by our Board of Directors subsequent to the Merger in August of 2003 and adopted by our current Compensation Committee on March 18, 2004. The actual bonus Mr. Brick earned in 2003, based on our actual performance, was $293,781 or 82% of his base salary.

Executive Compensation Deductibility

The company intends that amounts paid pursuant to our compensation plans generally will be deductible compensation expenses. The Compensation Committee does not currently anticipate that the amount of compensation paid to executive officers will exceed the amounts specified as deductible pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended.

Compensation Committee

of the Board of Directors

Tracy L. Noll

Andrew R. Heyer

Douglas R. Korn

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

During 2003, Reddy Holdings had one stock incentive plan, the 2003 Reddy Ice Holdings, Inc. Stock Option Plan.  The following table presents certain summary information regarding this plan as of December 31, 2003:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrant and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders	—	—	—

Equity compensation plans not approved by shareholders	11,314	$1,000	554

Total	11,314	$1,000	554

Security Ownership

Reddy Holdings is the sole holder of all 1,000 issued and outstanding shares of common stock of Reddy Group.  The following table sets forth the percentage of Reddy Holding’s common equity that is beneficially owned, in each case, by (1) certain members of our management and directors (2) all members of our management and directors as a group and (3) certain principal stockholders as of March 12, 2004.

The address for Messrs. Brick, Weaver, Janusek, Graham and Key is c/o Reddy Ice Holdings, Inc., 3535 Travis Street, Suite 170, Dallas, Texas 75204.

Beneficial Owner	Common Stock Shares Beneficially Owned*		Percentage of Beneficial Ownership**
Trimaran Fund II, L.L.C. (1)	17,338		17.5	%(2)
Trimaran Parallel Fund II, L.P. (1)	7,127		7.2	%(2)
Trimaran Capital, L.L.C. (1)	1,093		1.1	%(2)
CIBC Employee Private Equity Partners (Trimaran) (1)	11,022		11.1	%(2)
CIBC MB Inc. (1)	12,024		18.8	%(2)
Andrew R. Heyer (1)	48,603		49.1%
Jay R. Bloom (1)	48,603		49.1%
Dean C. Kehler (1)	48,603		49.1%
Bear Stearns Merchant Banking Partners II, L.P. (3)	18,316		18.4	%(4)
Bear Stearns Merchant Banking Investors II, L.P. (3)	3,635		3.7	%(4)
Bear Stearns MB-PSERS II, L.P. (3)	10,063		10.2	%(4)
The BSC Employee Fund III, L.P. (3)	5,974		6.0	%(4)
The BSC Employee Fund IV, L.P. (3)	10,616		10.8	%(4)
John D. Howard (3)	48,603		49.1%
The Bear Stearns Companies, Inc. (3)	48,603		49.1%
William P. Brick	640	(5)		***
Jimmy C. Weaver	763	(6)		***
Steven J. Janusek	336	(7)		***
Graham D. Davis	305	(8)		***
Ben D. Key	198	(9)		***
Total executive officers and directors	51,531	(10)	51.8%

*              All holdings in this beneficial ownership table have been rounded to the nearest whole share.

**           The percentage of beneficial ownership for all holders has been rounded to the nearest 1/10th of a percentage.

***                     Percentage of shares beneficially owned by such person does not exceed one percent of the class so owned.

(1)           Messrs. Heyer, Bloom and Kehler may be deemed to share beneficial ownership of shares owned of record by Trimaran Fund II, L.L.C., Trimaran Parallel Fund II, L.P., Trimaran Capital, L.L.C., CIBC Employee Private Equity Fund (Trimaran) Partners and CIBC MB Inc. by virtue of their status as managing partners of Trimaran Investments II, L.L.C. Through Trimaran Investments II, L.L.C., Messrs. Heyer, Bloom and Kehler share investment and voting power with respect to shares owned by Trimaran Fund II, L.L.C.,

Trimaran Parallel Fund II, L.P., Trimaran Capital, L.L.C., CIBC Employee Private Equity Fund (Trimaran) Partners and CIBC MB Inc. but disclaim, other than with respect to Trimaran Capital, L.L.C., beneficial ownership of such shares. Address for each shareholder is 425 Lexington Avenue, New York, New York 10017.

(2)                                  Trimaran Fund II, L.L.C., Trimaran Parallel Fund II, L.P., Trimaran Capital, L.L.C., CIBC Employee Private Equity Fund (Trimaran) Partners and CIBC MB Inc., due to their common control by Trimaran Investments II, L.L.C., could be deemed to beneficially own each other’s shares, but disclaim such beneficial ownership.  CIBC MB Inc. directly owns 12.1398% of Reddy Holdings’ equity and, through its ownership of an interest in Trimaran Fund II, L.L.C., beneficially owns an additional 6.6504% of Reddy Holdings’ equity.

(3)                                  Mr. Howard, by virtue of his status as the sole member of JDH Management, LLC, and The Bear Stearns Companies Inc. may be deemed to share beneficial ownership of shares owned of record by Bear Stearns Merchant Banking Partners II, L.P., Bear Stearns Merchant Banking Investors II, L.P., Bear Stearns MB PSERS II, L.P., The BSC Employee Fund III, L.P. and The BSC Employee Fund IV, L.P. Mr. Howard and The Bear Stearns Companies Inc. share investment and voting power with respect to shares owned by Bear Stearns Merchant Banking Partners II, L.P., Bear Stearns Merchant Banking Investors II, L.P., Bear Stearns MB PSERS II, L.P., The BSC Employee Fund III, L.P. and The BSC Employee Fund IV, L.P., but disclaim beneficial ownership of such shares. Address for each shareholder is 383 Madison Avenue, New York, New York 10179 and the telephone number is (212) 272-2000. (4) Bear Stearns Merchant Banking Partners II, L.P., Bear Stearns Merchant Banking Investors II, L.P., Bear Stearns MB PSERS II, L.P., The BSC Employee Fund III, L.P. and The BSC Employee Fund IV, L.P., due to their common control, could be deemed to beneficially own each other’s shares, but disclaim such beneficial ownership.

(5)                                  Includes 318 shares subject to options held by Mr. Brick.

(6)                                  Includes 379 shares subject to options held by Mr. Weaver.

(7)                                  Includes 167 shares subject to options held by Mr. Janusek.

(8)                                  Includes 152 shares subject to options held by Mr. Davis.

(9)                                  Includes 99 shares subject to options held by Mr. Key.

(10)                            Includes 1,454 shares subject to options by executive officers and directors. Mr. Heyer, a director, may be deemed to share beneficial ownership of shares owned of record by Trimaran Fund II, L.L.C., Trimaran Parallel Fund II, L.P., Trimaran Capital, L.L.C., CIBC Employee Private Equity Fund (Trimaran) Partners and CIBC MB Inc. by virtue of his status as a managing partner of Trimaran Investments II, L.L.C. Through Trimaran Investments II, L.L.C., Mr. Heyer shares investment and voting power with respect to shares owned by Trimaran Fund II, L.L.C., Trimaran Parallel Fund II, L.P., Trimaran Capital, L.L.C., CIBC Employee Private Equity Fund (Trimaran)Partners and CIBC MB Inc. but disclaims beneficial ownership other than with respect to Trimaran Capital L.L.C. beneficial ownership of such shares.

Item 13.  Certain Relationships and Related Transactions

Subscription Agreements

Investment funds managed by the Sponsors and identified under ‘‘Principal Shareholders’’ and certain members of our senior management group, including the Named Executive Officers, entered into an Investor Subscription Agreement pursuant to which they purchased an aggregate of 94,050 shares of Reddy Holdings common stock and 94,050 shares of Reddy Holdings series A preferred stock for an aggregate amount of $188.1 million upon consummation of the Merger.  Certain members of senior management, including the Named Executive Officers, purchased 1,750 shares of common stock and 1,750 shares of preferred stock for an aggregate amount of $3,500,000. The Sponsors and their affiliates purchased the remaining $184,600,000 of Reddy Holdings’ equity.

In order to fund the acquisition of Triangle Ice in November 2003, all shareholders of Reddy Holdings purchased an aggregate of 5,000 shares of Reddy Holdings common stock and 5,000 shares of Reddy Holdings series A preferred stock for an aggregate amount of $10,000,000. Certain members of senior management, including the Named Executive Officers, purchased their pro rata shares for an aggregate amount of $186,070 in exchange for 93 shares of common stock and 93 shares of preferred stock. The Sponsors and their affiliates purchased the remaining $9,813,930 of Reddy Holdings’ equity.

Shareholders Agreement

Concurrently with the closing of the Merger, our shareholders entered into a shareholders agreement as of August 14, 2003 that governs certain relationships among, and contains certain rights and obligations of, such shareholders. The shareholders agreement, among other things:

•                  limits the ability of the shareholders to transfer their shares except in certain permitted transfers as defined therein;

•                  provides for certain tag-along obligations and certain drag-along rights;

•                  provides for certain rights of first refusal with respect to transfers by shareholders other than to certain permitted transferees; and

•                  provides for preemptive rights under certain circumstances.

The shareholders agreement provides that the parties thereto must vote their shares to elect our board of directors, consisting initially of ten directors. The board must be comprised of:

•                  three persons designated by the shareholders who are affiliates of Trimaran Fund Management, L.L.C.;

•                  three persons designated by the shareholders who are affiliates of Bear Stearns Merchant Banking;

•                  William P. Brick, so long as he is our Chief Executive Officer, and Jimmy C. Weaver, so long as he is our President and Chief Operating Officer. If neither Mr. Brick nor Mr. Weaver is so elected, then the holders of a majority of the shares of our common stock held by management investors who are also our employees shall have the right to elect one person to the board of directors.

•                  two additional independent directors designated jointly by the Sponsors.

The shareholders agreement provides that the affirmative vote or approval of a majority of the members of our board of directors, including at least one Trimaran-appointed director and one Bear Stearns Merchant Banking-appointed director, is necessary to effectively grant board approval.

The shareholders agreement also gives the shareholders certain rights with respect to registration under the Securities Act including, in the case of the Sponsors and their affiliates, certain demand registration rights. To exercise their demand registration rights, the Sponsors and their affiliates must request that we effect a registration under the Securities Act. Upon receipt of such request, we may, subject to certain terms and conditions, either: (i) proceed with the demand registration, or (ii) proceed with a registered primary public offering. In addition, at any time after the date which is the earlier of (i) the fourth anniversary of the closing of the Merger, or (ii) following the initial registration of common stock under the Securities Act, the Sponsors and their affiliates may request and we must effect, a demand registration of their registerable securities or any part thereof.

Agreement with the Equity Sponsors – Monitoring and Management Services Agreement

We are party to a Monitoring and Management Services Agreement with the Sponsors, pursuant to which the Sponsors are engaged to provide monitoring and management services with respect to financial and operating matters. At the closing of the Merger, the Sponsors received a transaction fee equal to $7.5 million in connection with services rendered in connection with the Merger. The Sponsors are also entitled to receive an annual fee for ongoing monitoring and management services equal to $0.5 million per annum, subject to increases related to acquisitions.  In accordance with the Monitoring and Management Services Agreement, such fee has been increased to approximately $0.6 million per year as a result of the acquisitions of Triangle Ice and Service Ice.  The Monitoring and Management Services Agreement also provides that the Sponsors will be reimbursed for their reasonable out of pocket expenses in connection with activities undertaken pursuant to the Monitoring and Management Services Agreement and will be indemnified for liabilities incurred in connection with their role under the agreement, other than for liabilities resulting from their gross negligence or willful misconduct.

The Sponsors will also render additional services in connection with acquisitions, divestitures and financings. In connection with these services, the Sponsors will earn a fee equal to 2% of the value of any such transaction if additional equity is invested. In addition, the annual monitoring and management services fee will be increased in connection with acquisitions by an amount equal to 1% of the trailing twelve month pro forma EBITDA of acquired businesses (calculated at the time any acquisition is consummated).

Pursuant to the Monitoring and Management Services Agreement, we paid the Sponsors $1.3 million at the consummation of the Triangle Acquisition.  Certain members of our senior management group received a fee totaling $26,000 in connection with the acquisition.

Indemnification of Directors and Officers

For a period of six years after the Merger and related transactions, we have agreed to:

•                  indemnify and hold harmless, and provide advancement of expenses to, persons who at the closing of the Merger were serving, or at any time prior to the closing of the Merger have served as, one of our officers or directors, to the fullest extent permitted by law, and shall cause the surviving corporation to assume our obligations under any indemnification agreements; and

•                  cause to be maintained in effect policies of directors’ and officers’ insurance, for the benefit of those persons who are covered by directors’ and officers’ liability insurance at the closing of the Merger, providing coverage that is at least equal to the coverage provided under the directors’ and officers’ liability insurance policies at the time of our Merger, to the extent that such liability insurance can be maintained at an annual cost to us that is not greater than 200% of the premium for the directors’ and officers’ liability insurance for the year prior to the closing of the Merger.

At the closing of the Merger, each of the executive officers, including the Named Executive Officers, and all directors entered into indemnity agreements with us, pursuant to which we have agreed to indemnify and hold harmless the executive officer and director for acting in his capacity as our officer or director to the fullest extent permitted under applicable law, respectively. Indemnity will not extend to gross negligence, willful misconduct or bad faith. In addition, we will maintain a directors’ and officers’ insurance policy.  Insofar as indemnification for liabilities arising under the Securities Act may be permitted to managers, officers or persons controlling us pursuant to the foregoing, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 14.  Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Deloitte & Touche LLP for professional services rendered for the years ended December 31, 2003 and 2002:

	2003	2002
Audit fees	$603,718	$278,916
Audit-related fees	10,000	18,404
Tax fees	141,400	156,375
All other fees	—	—
Total fees	$755,118	$453,695

Audit Fees.  Consists of fees billed for professional services rendered for the audits of our consolidated financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements.  Fees in connection with the Merger and the related financing transactions totaled $302,098.

Audit-Related Fees.  These services consist of employee benefit plan audits and consultations concerning financial accounting and reporting standards.

Tax Fees.  Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.  Fees in connection with the Merger and the related financing transactions and the acquisition of Triangle Ice totaled $40,970.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee, under the responsibilities and duties outlined in its charter, is to pre-approve all audit and non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount.  The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date.  The Audit Committee may also pre-approve particular services on a case-by-case basis.

The Audit Committee pre-approved 100% of the Company’s 2003 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission’s final pre-approval rules.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)                                  The following documents are filed as part of this Annual Report or are incorporated by reference:

1.                                       Financial Statements

Independent Auditors’ Report.

Consolidated Balance Sheets as of December 31, 2003 for Reddy Ice Holdings, Inc. and Subsidiary (“Successor”)  and as of December 31, 2002 for Packaged Ice, Inc. and Subsidiaries (“Predecessor”)

Consolidated Statements of Operations for the period from May 8, 2003 (Date of Inception) to December 31, 2003 for the Successor, for the period from January 1, 2003 to August 14, 2003 and for the Years Ended December 31, 2002 and 2001 for the Predecessor.

Consolidated Statements of Shareholders’ Equity for the period from May 8, 2003 (Date of Inception) to December 31, 2003 for the Successor, for the period from January 1, 2003 to August 14, 2003 and for the Years Ended December 31, 2002 and 2001 for the Predecessor.

Consolidated Statements of Cash Flows for the period from May 8, 2003 (Date of Inception) to December 31, 2003 for the Successor, for the period from January 1, 2003 to August 14, 2003 and for the Years Ended December 31, 2002 and 2001 for the Predecessor.

Notes to Consolidated Financial Statements.

2.                                       Financial Statement Schedules

None.  All financial statement schedules are omitted because the information is not required, is not material or is otherwise included in the consolidated financial statements or notes thereto included elsewhere in this Annual Report.

3.                                       Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger Among CAC Holdings Corp., Cube Acquisition Corp. and Packaged Ice, Inc. (n/k/a Reddy Ice Group, Inc.), dated as of May 12, 2003. (Exhibit 2.1)(1)
2.2	Stock Purchase Agreement by and among Reddy Ice Corporation, Triangle Ice Co., Inc., and the Shareholders of Triangle Ice Co., Inc., dated November 5, 2003.(Exhibit 2.2)(3)
3.1	Certificate of Incorporation of CAC Holdings Corp. (n/k/a Reddy Ice Holdings, Inc.), dated May 8, 2003.(Exhibit 3.1)(3)
3.2	By-Laws of Reddy Ice Holdings, Inc.(Exhibit 3.2)(3)

3.3	Articles of Incorporation of Cube Acquisition Corp. (n/k/a Reddy Ice Group, Inc.), dated May 8, 2003.(Exhibit 3.3)(3)
3.4	Articles of Merger of Cube Acquisition Corp. with and into Packaged Ice, Inc. (n/k/a Reddy Ice Group, Inc.), dated August 15, 2003.(Exhibit 3.4)(3)
3.5	By-Laws of Reddy Ice Group, Inc.(Exhibit 3.5)(3)
3.6	Articles of Incorporation of Reddy Ice Corporation, dated August 17, 1998.(Exhibit 3.6)(3)
3.7	Bylaws of Reddy Ice Corporation, dated August 17, 1998.(Exhibit 3.7)(3)
3.8	Articles of Incorporation of New ABC, Inc. (n/k/a Cassco Ice & Cold Storage, Inc.), dated December 14, 1989.(Exhibit 3.8)(3)
3.9	Articles of Merger of New ABC, Inc. (n/k/a Cassco Ice & Cold Storage, Inc.), dated April 12, 1990.(Exhibit 3.9)(3)
3.10	Amended and Restated Bylaws of Cassco Ice & Cold Storage, Inc.(Exhibit 3.10)(3)
3.11	Articles of Incorporation of Southern Bottled Water Company, Inc., dated August 23, 1998.(Exhibit 3.11)(3)
3.12	Bylaws of Southern Bottled Water Company, Inc., dated August 14, 1998.(Exhibit 3.12)(3)
3.13	Articles of Incorporation of Packaged Ice IP, Inc. (n/k/a Reddy Ice IP, Inc.), dated August 14, 1998.(Exhibit 3.13)(3)
3.14	Articles of Amendment to the Articles of Incorporation of Packaged Ice IP, Inc. (n/k/a Reddy Ice IP, Inc.), dated August 6, 2003.(Exhibit 3.14)(3)
3.15	Bylaws of Packaged Ice IP, Inc. (n/k/a Reddy Ice IP, Inc.), dated August 17, 1998.(Exhibit 3.15)(3)
4.1

Credit Agreement among Reddy Ice Group, Inc., Various Financial Institutions and Other Persons from Time to Time Parties Hereto, Credit Suisse First Boston, Canadian Imperial Bank of Commerce and Bear Stearns Corporate Lending Inc., dated as of August 15, 2003.(Exhibit 4.1)(3)

4.2	First Amendment to Credit Agreement among Reddy Ice Group, Inc. and certain of the Lenders, dated as of October 17, 2003.(Exhibit 4.2)(3)
4.3	Second Amendment to Credit Agreement among Reddy Ice Group, Inc. and certain of the Lenders, dated as of February 20, 2004.(Exhibit 4.1)(4)
4.4

Indenture of 8-7/8% Senior Subordinated Notes Due 2011 between Cube Acquisition Corp. (n/k/a Reddy Ice Group, Inc.) and CAC Holdings Corp. (n/k/a Reddy Ice Holdings, Inc.), dated as of July 31, 2003.(Exhibit 4.3)(3)

4.5

Form of Supplemental Indenture to 8-7/8% Senior Subordinated Notes due 2011 between Cube Acquisition Corp. (n/k/a Reddy Ice Group, Inc.) and CAC Holdings Corp. (n/k/a Reddy Ice Holdings, Inc.).(Exhibit 4.4)(3)

4.6

Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 12% Cumulative Redeemable Preferred Stock, Series A and Qualifications, Limitations and Restrictions thereof, dated August 14, 2003.(Exhibit 4.5)(3)

5.1	Legal Opinion of Akin Gump Strauss Hauer & Feld LLP, dated November 12, 2003.(Exhibit 5.1)(3)
5.2	Legal Opinion of Schreck Brignone, dated November 12, 2003.(Exhibit 5.2)(3)
8.1	Tax Opinion of Akin Gump Strauss Hauer & Feld LLP, dated November 12, 2003.(Exhibit 8.1)(3)
9.1	Reddy Ice Holdings, Inc. Shareholders Agreement, dated August 14, 2003.(Exhibit 9.1(3)
10.1	Reddy Ice Holdings, Inc. 2003 Stock Option Plan, effective August 15, 2003.(Exhibit 10.1)(3)

10.2	Form of Indemnification Agreement between Officers of Reddy Ice Holdings, Inc. and Reddy Ice Holdings, Inc., effective August 14, 2003.(Exhibit 10.2)(3)
10.3	Form of Indemnification Agreement between Officers of Packaged Ice, Inc. and Packaged Ice, Inc. (n/k/a Reddy Ice Group, Inc.), effective August 14, 2003.(Exhibit 10.3)(3)
10.4	Form of Indemnification Agreement between Directors of Reddy Ice Holdings, Inc. and Reddy Ice Holdings, Inc., effective August 14, 2003.(Exhibit 10.4)(3)
10.5	Form of Indemnification Agreement between Directors of Packaged Ice, Inc. and Packaged Ice, Inc. (n/k/a Reddy Ice Group, Inc.), effective August 14, 2003.(Exhibit 10.5)(3)
10.6	Monitoring and Management Services Agreement, dated August 15, 2003.(Exhibit 10.6)(3)
10.7

Dealer Management and Consent Solicitation Agreement among Packaged Ice, Inc. (n/k/a Reddy Ice Group, Inc.), Credit Suisse First Boston LLC, Bear, Stearns & Co., Inc. and CIBC World Markets Corp., dated July 2, 2003. (Exhibit 10.2)(2)

10.8	Investor Subscription Agreement, dated as of May 12, 2003.(Exhibit 10.8)(3)
10.9	Amendment No. 1 to the Investor Subscription Agreement, dated as of August 14, 2003.(Exhibit 10.9)(3)
10.10	Manager’s Subscription Agreement, dated as of August 14, 2003.(Exhibit 10.10)(3)
10.11	Form of Reddy Ice Holdings, Inc. Stock Option Agreement, dated August 14, 2003.(Exhibit 10.11)(3)
10.12	Form of Amendment No. 1 to Reddy Ice Holdings, Inc. Stock Option Agreement of August 14, 2003, dated as of November 7, 2003.(Exhibit 10.12)(3)
10.13	Employment Agreement of William P. Brick, dated August 14, 2003.(Exhibit 10.13)(3)
10.14	Employment Agreement of Jimmy C. Weaver, dated August 14, 2003.(Exhibit 10.14)(3)
10.15	Employment Agreement of Steven J. Janusek, dated August 14, 2003.(Exhibit 10.15)(3)
10.16	Employment Agreement of Ben D. Key, dated August 14, 2003.(Exhibit 10.16)(3)
10.17	Employment Agreement of Tommy L. Dann, dated August 14, 2003.(Exhibit 10.17)(3)
10.18	Employment Agreement of Graham D. Davis, dated August 14, 2003.(Exhibit 10.18)(3)
10.19	Employment Agreement of Joseph A. Geloso, dated August 14, 2003.(Exhibit 10.19)(3)
10.20	Employment Agreement of Mark A. Steffek, dated August 14, 2003.(Exhibit 10.20)(3)
10.21	Employment Agreement of Raymond D. Booth, dated August 14, 2003.(Exhibit 10.21)(3)
10.22	Triangle Subscription Agreement, dated as of November 3, 2003.(Exhibit 10.22)(3)
14.1†	Code of Business Conduct and Ethics as of March 2, 2004.
21.1†	List of subsidiaries.
31.1†	William P. Brick Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Steven J. Janusek Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†                        Filed herewith.

(1)     Filed as an Exhibit to our Form 8-K filed with the Commission on May 14, 2003.

(2)     Filed as an Exhibit to our Form 10-Q filed with the Commission on June 30, 2003.

(3)                Filed as an Exhibit to our Form S-4 filed with the Commission on November 13, 2003.

(4)                Filed as an Exhibit to our Form 8-K filed with the Commission on March 3, 2004.

(b)                                 Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

REDDY ICE HOLDINGS, INC.

March 22, 2004	/s/ STEVEN J. JANUSEK
Steven J. Janusek
Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ WILLIAM P. BRICK	Chairman of the Board and	March 22, 2004
William P. Brick	Chief Executive Officer

/s/ JIMMY C. WEAVER	President, Chief Operating	March 22, 2004
Jimmy C. Weaver	Officer and Director

/s/ BETH L. BRONNER	Director	March 22, 2004
Beth L. Bronner

/s/ PHILIP M. CARPENTER III	Director	March 22, 2004
Philip M. Carpenter III

/s/ ROBERT J. FIORETTI	Director	March 22, 2004
Robert J. Fioretti

/s/ ANDREW R. HEYER	Director	March 22, 2004
Andrew R. Heyer

/s/ DAVID E. KING	Director	March 22, 2004
David E. King

/s/ DOUGLAS R. KORN	Director	March 22, 2004
Douglas R. Korn

/s/ TRACY L. NOLL	Director	March 22, 2004
Tracy L. Noll

/s/ WILLIAM P. PHOENIX	Director	March 22, 2004
William P. Phoenix

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
Reddy Ice Holdings, Inc:

We have audited the accompanying consolidated balance sheet of Reddy Ice Holdings, Inc. and subsidiary (the “Successor”) as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for the period from May 8, 2003 (date of inception) to December 31, 2003.  We have also audited the consolidated balance sheet of Packaged Ice, Inc. and subsidiaries (the “Predecessor”), a wholly owned subsidiary of the Successor, as of December 31, 2002, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the period from January 1, 2003 to August 14, 2003, and the years ended December 31, 2002 and 2001.  These financial statements are the responsibility of the Successor’s and Predecessor’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Successor as of December 31, 2003, and the results of its operations and its cash flows for the period from May 8, 2003 (date of inception) to December 31, 2003, and the financial position of the Predecessor as of December 31, 2002, and the results of its operations and its cash flows for the period from January 1, 2003 to August 14, 2003, and the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Successor acquired the Predecessor on August 15, 2003 in a transaction accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.”  Accordingly, the assets acquired and liabilities assumed were recorded at fair value on that date by the Successor and are not comparable with those of the Predecessor.  In addition, as discussed in Note 2 to the consolidated financial statements, the Predecessor changed its method of accounting for goodwill and other intangible assets on January 1, 2002, to conform with Statement of Financial Accounting Standards No. 142, “ Goodwill and Other Intangible Assets.”

/s/ Deloitte & Touche LLP
Houston, Texas
March 22, 2004

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	December 31,
	2003	2002
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,801	$6,500
Accounts receivable, net	18,032	15,025
Inventories	7,846	7,244
Prepaid expenses	1,952	2,285
Assets held for sale	790	1,450
Total current assets	41,421	32,504
PROPERTY AND EQUIPMENT, net	233,440	164,842
GOODWILL AND OTHER INTANGIBLES, net	339,465	150,217
OTHER ASSETS	10	10
TOTAL	$614,336	$347,573

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Current portion of long-term obligations	$1,859	$67
Line of credit	—	—
Accounts payable	11,237	10,032
Accrued expenses	20,674	28,484
Total current liabilities	33,770	38,583
LONG-TERM OBLIGATIONS	329,088	305,147
DEFERRED TAX LIABILITIES, net	60,160	—
COMMITMENTS AND CONTINGENCIES (Note 13)	—	—
MANDATORILY REDEEMABLE PREFERRED STOCK:
10% Exchangeable - 403,181 shares issued and outstanding at December 31, 2002; liquidation preference of $100 per share	—	40,992
SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, 12% Cumulative, Series A, $0.01 par value - 100,000 shares authorized, 99,050 shares issued and outstanding at December 31, 2003	1	—
Common stock:
$ 0.01 par value; 300,000 shares authorized; 99,050 shares issued and outstanding at December 31, 2003	1	—
$ 0.01 par value; 50,000,000 shares authorized; 20,655,535 shares issued at December 31, 2002	—	207
Additional paid-in capital	193,568	115,356
Less: 298,231 shares of treasury stock, at cost	—	(1,491)
Unearned compensation	(437)	(244)
Accumulated deficit	(2,713)	(149,672)
Accumulated other comprehensive income (loss)	898	(1,305)
Total shareholders’ equity (deficit)	191,318	(37,149)
TOTAL	$614,336	$347,573

See notes to consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	May 8, 2003 (Date of Inception) to December 31, 2003	January 1 to August 14, 2003
			Year Ended December 31,
			2002	2001
	(in thousands)

Revenues	$86,919	$151,269	$235,660	$244,247
Cost of sales	52,732	91,642	144,852	156,434
Gross profit	34,187	59,627	90,808	87,813
Operating expenses	13,430	18,598	33,739	37,372
Depreciation and amortization expense	7,616	14,528	24,704	33,816
Loss (gain) on disposition of assets	—	(11)	4,345	(49)
Impairment of assets	—	—	7,363	—
Income from operations	13,141	26,512	20,657	16,674
Other income, net	—	116	161	19
Gain on extinguishment of debt	—	—	2,494	—
Interest expense	(10,370)	(21,063)	(34,870)	(36,686)
Income (loss) before taxes	2,771	5,565	(11,558)	(19,993)
Income tax expense	1,053	—	—	—
Net income (loss) before cumulative effect of change in accounting principle	1,718	5,565	(11,558)	(19,993)
Cumulative effect of change in accounting principle	—	—	(73,230)	—
Net income (loss) before preferred dividends	1,718	5,565	(84,788)	(19,993)
Preferred dividends	(4,431)	(2,566)	(3,810)	(3,458)
Net income (loss) available to common shareholders	$(2,713)	$2,999	$(88,598)	$(23,451)

See notes to consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Predecessor for the Period from January 1, 2003 to August 14, 2003 and the Years Ended December 31, 2002 and 2001:

					Additional Paid-In Capital	Stock Subscription Receivable	Treasury Stock	Unearned Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

	Number of Shares		Par Value
	Preferred Stock	Common Stock	Preferred Stock	Common Stock
	(in thousands)
Balance at December 31, 2000	—	19,692	$—	$197	$121,554	$—	$(1,491)	$—	$(44,891)	$—	$75,369
Issuance of common stock in connection with the 2000 Employee Stock Purchase Plan	—	416	—	4	582	—	—	—	—	—	586
Conversion of warrants	—	231	—	2	(2)	—	—	—	—	—	—
Exercise of employee stock options	—	100	—	1	159	—	—	—	—	—	160
Dividends accumulated on 10% exchangeable preferred stock	—	—	—	—	(3,458)	—	—	—	—	—	(3,458)
Fair value of employee stock options vested	—	—	—	—	75	—	—	—	—	—	75
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(19,993)	—	(19,993)
Initial recognition of derivative liability	—	—	—	—	—	—	—	—	—	(1,653)	(1,653)
Change in fair value of derivative liability	—	—	—	—	—	—	—	—	—	(2,246)	(2,246)
Realized loss on interest rate swap	—	—	—	—	—	—	—	—	—	3,637	3,637
Total comprehensive loss											(20,255)
Balance at December 31, 2001	—	20,439	—	204	118,910	—	(1,491)	—	(64,884)	(262)	52,477
Issuance of common stock in connection with the 2000 Employee Stock Purchase Plan	—	17	—	1	14	—	—	—	—	—	15
Dividends accumulated on 10% exchangeable preferred stock	—	—	—	—	(3,810)	—	—	—	—	—	(3,810)
Grant of restricted stock	—	200	—	2	242	—	—	(244)	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(84,788)	—	(84,788)
Change in fair value of derivative
liability	—	—	—	—	—	—	—	—	—	(1,043)	(1,043)
Total comprehensive loss											(85,831)
Balance at December 31, 2002	—	20,656	—	207	115,356	—	(1,491)	(244)	(149,672)	(1,305)	(37,149)
Exercise of employee stock options	—	10	—	—	19	—	—	—	—	—	19
Dividends accumulated on 10% exchangeable preferred stock	—	—	—	—	(2,566)	—	—	—	—	—	(2,566)
Cancellation of restricted stock	—	(200)	—	(2)	(242)	—	—	244	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	5,565	—	5,565
Change in fair value of derivative liability	—	—	—	—	—	—	—	—	—	1,579	1,579
Total comprehensive loss											7,144
Balance at August 14, 2003	—	20,466	$—	$205	$112,567	$—	$(1,491)	$—	$(144,107)	$274	$(32,552)

Successor for the Period from May 8, 2003 (Date of Inception) to December 31, 2003:

					Additional Paid-In Capital	Stock Subscription Receivable	Treasury Stock	Unearned Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

	Number of Shares		Par Value
	Preferred Stock	Common Stock	Preferred Stock	Common Stock
	(in thousands)
Balance at May 8, 2003 (Date of Inception)	—	—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock	—	98	—	1	98,799	(1,203)	—	—	—	—	97,597
Issuance of preferred stock	98	—	1	—	98,799	(1,203)	—	—	—	—	97,597
Grant of restricted preferred and common stock	1	1	—	—	500	—	—	(500)	—	—	—
Satisfaction of stock subscription receivable	—	—	—	—	—	2,406	—	—	—	—	2,406
Distributions to shareholders	—	—	—	—	(8,961)	—	—	—	—	—	(8,961)
Dividends on 12% cumulative preferred stock	—	—	—	—	4,431	—	—	—	(4,431)	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	63	—	—	63
Comprehensive loss:
Net income	—	—	—	—	—	—	—	—	1,718	—	1,718
Change in fair value of derivative liability	—	—	—	—	—	—	—	—	—	898	898
Total comprehensive income											2,616
Balance at December 31, 2003	99	99	$1	$1	$193,568	$—	$—	$(437)	$(2,713)	$898	$191,318

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	May 8, 2003 (Date of Inception) to December 31, 2003	January 1 to August 14, 2003	Year Ended December 31,
			2002	2001
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$1,718	$5,565	$(84,788)	$(19,993)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	7,616	14,528	24,704	33,816
Amortization of debt issue costs and debt discount	882	23	39	40
Deferred tax expense	1,053	—	—	—
Loss (gain) on disposition of assets	—	(11)	4,345	(49)
Amortization of unearned compensation	63	—	—	—
Gain on extinguishment of debt	—	—	(2,494)	—
Impairment of assets	—	—	7,363	3,637
Fair value of employee stock options vested	—	—	—	75
Cumulative effect of change in accounting principle	—	—	73,230	—
Changes in assets and liabilities, net of the effects of acquisitions:
Restricted cash	—	—	6,700	(6,700)
Accounts receivable, inventory and prepaid assets	19,064	(18,815)	5,110	4,057
Accounts payable and accrued expenses	(304)	(6,136)	(1,519)	4,270
Net cash provided by (used in) operating activities	30,092	(4,846)	32,690	19,153

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(13,721)	(7,848)	(14,403)	(16,510)
Proceeds from dispositions of assets	311	1,236	3,378	10,968
Acquisition of Packaged Ice, Inc., net of cash acquired	(124,720)	—	—	—
Cost of acquisitions	(67,998)	—	—	(500)
Increase in other non-current assets	—	—	(570)	(1,560)
Net cash used in investing activities	(206,128)	(6,612)	(11,595)	(7,602)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of Packaged Ice, Inc. stock options	—	19	—	—
Proceeds from the issuance of common and preferred stock	197,600	—	15	746
Distributions to shareholders	(8,961)	—	—	—
Proceeds from the issuance of debt	330,931	—	—	—
Deferred debt costs	(13,553)	—	—	—
Borrowings (repayments) under the line of credit, net	(11,691)	11,691	(12,305)	(2,860)
Repayment of debt	(305,489)	(45)	(12,518)	(251)
Net cash provided by (used in) financing activities	188,837	11,664	(24,808)	(2,365)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,801	206	(3,713)	9,186
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	6,500	10,213	1,027
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,801	$6,706	$6,500	$10,213

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$4,469	$31,164	$34,668	$32,909
Borrowings under the line of credit	$—	$151,185	$194,563	$260,043
Repayments under the line of credit	$(11,691)	$(139,494)	$(206,868)	$(262,903)
Change in fair value of derivative liability	$(898)	$(1,579)	$1,043	$2,246
Grant of restricted stock	$500	$—	$—	$—
Initial recognition of derivative liability	$—	$—	$—	$1,653

See notes to consolidated financial statements.

1.  ORGANIZATION

Reddy Ice Holdings, Inc., a Delaware corporation (the “Parent”), and its wholly owned subsidiary, Cube Acquisition Corp. (“Cube”), a Texas corporation, were formed on behalf of Trimaran Fund Management LLC (“Trimaran”) and Bear Stearns Merchant Banking (“Bear Stearns”) on May 8, 2003 for the purpose of acquiring Packaged Ice, Inc. (“Packaged Ice”) and effecting certain capital transactions in connection with such acquisition.  On August 15, 2003, Cube merged with and into Packaged Ice, with Packaged Ice being the surviving corporation.  As a result of the merger, Packaged Ice was delisted from the American Stock Exchange.  The Parent and Cube conducted no operations during the period from May 8, 2003 through August 14, 2003.  In connection with the merger, Packaged Ice was renamed Reddy Ice Group, Inc. (“Reddy Group”).  The Parent and its wholly owned subsidiary Reddy Group are referred to collectively herein as the “Company” or “Successor”.  Packaged Ice prior to the merger on August 15, 2003 is referred to as the “Predecessor”.  As a result of purchase accounting, the Predecessor balances and amounts presented in these consolidated financial statements and footnotes may not be comparable to the Successor balances and amounts.

The Company manufactures and distributes packaged ice products and bottled water and owns and operates refrigerated warehouses.  The Company is the largest manufacturer of packaged ice products in the United States.  The Company serves approximately 82,000 customer locations in 32 states and the District of Columbia.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation.  The consolidated financial statements include the accounts of Reddy Ice Holdings, Inc. and its wholly owned subsidiary.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable.  Accounts receivable are net of allowances for doubtful accounts of $0.1 million at December 31, 2003.  As of December 31, 2002, the Predecessor’s allowance for doubtful accounts was $0.5 million.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make the required payments on their accounts.  The estimated losses are based on past experience with similar accounts receivable.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

	Successor	Predecessor
	May 8, 2003 (Date of Inception) to December 31, 2003	January 1 to August 14, 2003	Year Ended December 31,
			2002	2001
	(in thousands)

Beginning balance	$—	$495	$1,025	$473
Charges to expense (1)	222	115	484	1,058
Other (2)	(108)	(288)	(1,014)	(506)
Ending balance	$114	$322	$495	$1,025

(1) Includes approximately $0.5 million related to the sale the Company’s California operations in the year ended December 31, 2001.

(2) Other activity includes direct write-offs of accounts receivable and other adjustments.  During the year end December 31, 2002, such amounts included approximately $0.5 million related to the sale of the Company’s California operations in 2001.

Inventories.  Inventories consist of raw materials and supplies and finished goods.  Raw materials and supplies include ice packaging material, spare parts, bottled water supplies and merchandiser parts.  Finished goods include packaged ice and bottled water.  Inventories are valued at the lower of cost or market.  Cost is determined using the first-in, first-out and average cost methods.

Property and equipment.  Property and equipment is carried at cost and is being depreciated on a straight-line basis over estimated lives of 2 to 36 years.  Maintenance and repairs are charged to expense as incurred, while capital improvements that extend the useful lives of the underlying assets are capitalized.

Goodwill and Other Intangibles.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize its goodwill and certain intangible assets with an indefinite life.  Other intangible assets include the following that are amortized over their useful lives:

Intangible Assets	Useful Life
Goodwill	Indefinite life
Trade name	Indefinite life
Customer relationships	Straight line method over economic lives of 15 to 30 years
Debt issue costs	Interest method over the terms of the debt

Impairment of Long-Lived Assets.  In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  The determination of recoverability of long-lived assets and certain other identifiable intangible assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition.  Measurement of an impairment loss for long-lived assets and other intangible assets that management expects to hold and use are based on the fair value of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or net realizable value.

In accordance with SFAS No. 142, goodwill is evaluated using a market valuation approach, based on the valuations of comparable businesses.  The Company evaluates goodwill at each fiscal year end or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Income Taxes.  The Company accounts for income taxes under the liability method, which requires, among other things, recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns.  Under this method, deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and the recognition of available tax carryforwards.

Revenue Recognition.  Revenue is recognized when product (packaged ice, ice packaging bags, and bottled water) is delivered to and accepted by customers.  There is no right of return with respect to the packaged ice, bags delivered and bottled water.  Revenue resulting from Ice Factory management agreements and cold storage services is recognized as earned under contract terms.

Fair Values of Financial Instruments.  The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, debt obligations and an interest rate swap agreement.  The carrying amount of cash, cash equivalents, trade accounts receivable and trade accounts payable are representative of their respective fair values due to the short-term maturity of these instruments.  See Note 8 regarding the fair value of the Company’s debt obligations and interest rate swap agreement.

Interest Rate Swap Agreement.  The differential to be paid or received on the interest rate swap agreement is accrued as interest rates change and is recognized over the life of the agreement as an increase or decrease in interest expense.  The Company does not use this instrument for trading purposes. The Company has entered into this swap arrangement for the purpose of hedging its anticipated cash payments for interest associated with its variable rate debt.

Stock Options.  At December 31, 2003, the Company had one stock-based employee compensation plan, the Reddy Ice Holdings, Inc. 2003 Stock Option Plan (the “Stock Option Plan”), under which stock options are granted from time to time.   See Note 11 for further information regarding the Stock Option Plan.  All of Packaged Ice’s stock-based compensation plans were terminated and all in-the-money options were paid out in cash in connection with the merger on August 15, 2003 (see Notes 1 and 3).

The Company accounts for the Stock Option Plan under the intrinsic value method proscribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in the net loss available to common shareholders for the period from May 8, 2003 (Date of Inception) to December 31, 2003, as all stock options granted under the Plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on the net income of the Company had it applied the fair value recognition provisions of stock-based compensation as described in SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”

Successor
Period from May 8, 2003 (Date of Inception) to December 31, 2003
(in thousands)

Net loss available to common shareholders, as reported	$(2,713)
Less: Total stock-based compensation expense determined under fair value based methods for all awards	(27)
Proforma net loss available to common shareholders	$(2,740)

Use of Estimates.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

New Accounting Pronouncements.  On January 1, 2002, Packaged Ice adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”   SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach.  Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement.  Adoption of this statement resulted in a charge to net income of $73.2 million (net of $0 tax).  The allocation of the charge to the Packaged Ice’s ice and non-ice segments was $70.1 million and $3.1 million, respectively.

On January 1, 2002, Packaged Ice adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 addresses financial accounting and reporting requirements for the impairment and disposal of long-lived assets.  In November 2002, the Board of Directors approved a plan to sell certain fixed assets within the following twelve months.  At December 31, 2003 and 2002, these assets were classified as “Assets Held for Sale” in the balance sheet and were reported at their fair value in accordance with SFAS No. 144.  A non-cash charge of $3.3 million was recognized in the year ended

December 31, 2002 to reduce the carrying value of the assets to their fair value.  Such charge is included in “Impairment of Assets” in the statement of operations.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145, among other things, amends SFAS No. 4 and SFAS No. 64 to require that gains and losses from the extinguishment of debt generally be classified within continuing operations.  The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and early application is encouraged.  Packaged Ice adopted SFAS No. 145 upon issuance and as a result, has reflected gains on the extinguishment of debt within continuing operations.

3.  ACQUISITIONS

On August 15, 2003, Cube merged with and into Packaged Ice, with Packaged Ice being the surviving corporation.  Concurrent with the closing of the merger, Packaged Ice was named Reddy Ice Group, Inc.  The merger was consummated pursuant to the Agreement and Plan of Merger, dated as of May 12, 2003, by and among the Parent, Cube and Packaged Ice.  Subsequent to the merger, all of the Company’s operations were conducted through Reddy Group.

The merger has been accounted for as a purchase by Cube of Packaged Ice in accordance with Statement of Financial Accounting Standard No.141, “Business Combinations.”  Total consideration was $461.0 million, including $113.0 million for common and preferred securities, $316.7 million for assumption of debt and revolving loans, $12.8 million for debt issue costs and $18.5 million in direct merger costs.  The total purchase price was allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair values as of the closing date using valuations and other studies.  The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition (dollars in millions):

Total assets acquired	$211.6
Total liabilities assumed	391.7
Net liabilities assumed	$180.1

The excess of the aggregate purchase price over the liabilities assumed of $280.9 million was allocated to property and equipment ($42.8 million), goodwill and other intangible assets ($289.0 million), assets held for sale ($0.2 million) and net deferred tax liabilities ($51.1 million).  Other intangibles identified include customer lists, which are being amortized over useful lives of 15 to 30 years, and a trade name.

The merger was financed through:

•                                    Gross proceeds of $150.9 million from the sale of 8-7/8% senior subordinated notes (face value of $152.0 million, see Note 8);

•                                    A $135.0 million term loan borrowed under Reddy Group’s senior secured credit facility (see Note 8);

•                                    Cash contributions to Cube by the Parent and acquired cash of $6.7 million.

The Company purchased the Service Ice division of L.D. Plante, Inc. (“Service Ice”) and Triangle Ice Co., Inc. (“Triangle Ice”) on October 1, 2003 and November 6, 2003, respectively.  The total acquisition consideration was $68.7 million ($3.2 for Service Ice and $65.5 for Triangle Ice), which included debt issue costs of $0.7 million and direct acquisition costs of $0.6 million.  The total purchase price was allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair values as of the closing dates using valuations and other studies.  The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition (dollars in millions):

Total assets acquired	$14.3
Total liabilities assumed	2.2
Net assets acquired	$12.1

The excess of the aggregate purchase price over the net assets acquired of $56.6 million was allocated to property and equipment ($11.9 million), goodwill and other intangible assets ($52.7 million) and deferred tax liabilities ($8.0 million).  Other intangible assets were comprised of customer lists, which are being amortized over useful lives of 15 to 30 years.

The acquisitions were financed through:

•                                    Gross proceeds of $10.0 million from the sale of 5,000 shares each of common and preferred stock of the Parent;

•                                    A $45.0 million supplemental term loan borrowed under Reddy Group’s senior secured credit facility (see Note 8);

•                                    use of cash on hand of $14.5 million.

The results of operations of Service Ice and Triangle Ice are included in the Company’s consolidated results of operations from October 1, 2003 and November 1, 2003, respectively.  The following unaudited pro forma information presents the Company’s consolidated results of operations (i) for the period May 8, 2003 (Date of Inception) to December 31, 2003 as if the acquisitions of Service Ice and Triangle Ice had occurred on August 15, 2003, which is the date that the Company began operations through its purchase of Packaged Ice and (ii) for the twelve month period ended December 31, 2003 as if the acquisitions of Packaged Ice, Service Ice and Triangle Ice had all occurred on January 1, 2003.

	Period from May 8, 2003 (Date of Inception) to December 31, 2003	Twelve Months Ended December 31, 2003
	(in thousands)

Revenues	$95,934	$267,250
Net income available to common shareholders	5,336	3,431

4.  INVENTORIES

	Successor	Predecessor
	December 31,
	2003	2002
	(in thousands)

Raw materials and supplies	$6,310	$5,538
Finished goods	1,536	1,706
Total	$7,846	$7,244

5.  PROPERTY AND EQUIPMENT

	Successor	Predecessor
	December 31,
	2003	2002
	(in thousands)

Land	$21,113	$14,954
Buildings and site improvements	65,141	58,791
Plant, equipment and machinery	152,683	182,942
Construction in progress	725	—
Total	239,662	256,687
Less: accumulated depreciation	6,222	91,845
Total property and equipment, net	$233,440	$164,842

Depreciation expense for the Company for the period from May 8, 2003 (Date of Inception) through December 31, 2003 was $6.2 million.  Depreciation expense for the Predecessor for the period from January 1 through August 14, 2003 and the years ended December 31, 2002 and 2001 was  $11.6 million, $19.9 million and $20.6 million, respectively.

6.  GOODWILL AND OTHER INTANGIBLES

	Successor	Predecessor
	December 31,
	2003	2002
	(in thousands)

Goodwill	$248,929	$136,638
Customer lists	73,576	—
Debt issue costs	13,553	11,709
Trade name	5,600	27,500
Other intangibles	—	8,158
Total	341,658	184,005
Less: accumulated amortization	2,193	33,788
Total intangibles, net	$339,465	$150,217

Goodwill was allocated to the Company’s business segments as follows:

	Successor	Predecessor
	December 31,
	2003	2002
	(in thousands)

Ice products	$233,607	$123,355
Non-ice products and services	15,322	13,283
Total	$248,929	$136,638

Amortization expense for the Company for the period from May 8, 2003 (Date of Inception) through December 31, 2003 was $1.4 million.  Amortization expense for the Predecessor for the period from January 1 through August 14, 2003 and the years ended December 31, 2002 and 2001 was $2.9 million, $4.8 million and $13.2 million, respectively.  Amortization expense for each of the years ending December 31, 2004, 2005, 2006, 2007 and 2008 is estimated to be $4 million.

7.  ACCRUED EXPENSES

	Successor	Predecessor
	December 31,
	2003	2002
	(in thousands)

Accrued compensation and employee benefits	$8,090	$8,995
Accrued interest	6,346	11,424
Derivative liability	2,464	4,942
Accrued property and sales taxes	1,128	1,861
Accrued utilities	1,029	907
Other	1,617	355
Total	$20,674	$28,484

8.  LINE OF CREDIT AND LONG-TERM OBLIGATIONS

On July 17, 2003, Cube completed the sale of $152 million of 8-7/8% Senior Subordinated Notes due August 1, 2011 (the “Senior Notes”) in connection with a private placement offering.  The Senior Notes were priced at 99.297%, which resulted in net proceeds of $150.9 million.  At the closing of the merger on August 15, 2003, Reddy Group assumed Cube’s obligations under the Senior Notes and the related indenture and received the net proceeds of the offering.  The net proceeds were used to consummate the merger as discussed in Note 3, which included the repayment of Packaged Ice’s $255 million aggregate principal amount of 9-3/4% Senior Notes due February 1, 2005 and the outstanding balance of $61.7 million under its bank credit facility. As of December 31, 2003, the fair value of Senior notes was $161.5 million.

Interest is payable semiannually on February 1 and August 1, commencing on February 1, 2004.  In conjunction with issuance of the Senior Notes, $7.0 million of debt issuance costs were incurred.  The Senior Notes are unsecured senior subordinated obligations of Reddy Group and are:

•                  subordinated in right of payment to all of Reddy Group’s existing and future senior indebtedness;

•                  equal with any of the Reddy Group’s existing and future senior subordinated indebtedness; and

•                                    senior to any other of Reddy Group’s future subordinated indebtedness, if any.

The Senior Notes include customary covenants that restrict, among other things, the ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets, or enter into various transactions with affiliates.  Prior to August 1, 2006, Reddy Group may redeem up to 35% of the principal amount of the notes at a redemption price of 108.875% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, with funds raised in specified equity offerings.

The 8-7/8% Senior Notes are guaranteed, fully, jointly and severally, and unconditionally, on a senior subordinated basis by the Parent and all of Reddy Group’s subsidiaries (the “Subsidiary Guarantors”).  There are currently no restrictions on the ability of the Subsidiary Guarantors to transfer funds to Reddy Group in the form of cash dividends, loans or advances.  Condensed consolidating financial statements for the Parent and its wholly-owned subsidiary are not presented as the Parent has no significant independent assets or operations.  Condensed consolidating financial statements for Reddy Group and its subsidiaries, all of which are wholly owned, are not presented as Reddy Group has no significant independent assets or operations.  Reddy Group has no subsidiaries that do not guarantee the 8-7/8% Senior Notes.

On August 15, 2003, Reddy Group entered into a $170 million senior secured credit facility, with the lenders being a syndicate of banks, financial institutions and other entities, including Credit Suisse First Boston as Administrative Agent, Canadian Imperial Bank of Commerce and Bear Stearns Corporate Lending, Inc. (the “Credit Facility”).  The Credit Facility provides for a six-year term loan in the amount of $135 million (the “Original Term Loan”) and a five-year revolving credit facility (the “Line of Credit”) in the amount of $35 million.  Proceeds of the Original Term Loan were used to consummate the merger as discussed in Note 3.  On November 6, 2003, the Credit Facility was amended to provide a Supplemental Term Loan (together with the Original Term Loan, referred to as the “Term Loans”) in the amount of $45 million, the proceeds of which were used to fund a portion of the Triangle Ice acquisition (see Note 3).  The Supplemental Term Loan has substantially the same terms as the Original Term Loan.

At December 31, 2003, the Company had $25.0 million of availability under the Line of Credit, net of outstanding standby letters of credit of $10.0 million.  The standby letters of credit are used primarily to secure certain insurance obligations.  The fair value of the Term Loans at December 31, 2003 was $ 181.3 million.

Principal balances outstanding under the Credit Facility bear interest per annum, at Reddy Group’s option, at the sum of the base rate plus the applicable margin or LIBOR plus the applicable margin.  The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%.  The applicable margin varies depending on Reddy Group’s leverage ratio.  At December 31, 2003, the weighted average interest rate of borrowings outstanding under the Credit Facility was 4.16%.  Interest on base rate loans is payable on the last day of each quarter.  Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days.  Reddy Group pays a quarterly fee on the average availability under the Line of Credit based on an annual rate of 0.5%.

The Credit Facility requires that beginning in 2004, Reddy Group will repay all borrowings under the Line of Credit and maintain a zero outstanding balance for a period of 30 consecutive calendar days during each year.  The Term Loans amortize in quarterly installments over a five-year period in an annual aggregate amount equal to 1% of the original balance, with any remaining unpaid balance to be repaid in the sixth year in equal, quarterly installments.  Subject to certain conditions, mandatory repayments of the Line of Credit and Term Loans are required to be made with portions of the proceeds from (1) asset sales, (2) the issuance of debt securities (3) an initial public offering of stock of the Parent, and (4) insurance and condemnation awards.  Furthermore, within 100 days after close of the each fiscal year (beginning with the close of the 2004 fiscal year), a mandatory prepayment of the Term Loans is required in an amount equal to a certain percentage of Reddy Group’s annual excess cash flow, as defined in the Credit Facility.  The percentage is based on Reddy Group’s leverage ratio at the end of such fiscal year and ranges from 25% to 75%.

The Credit Facility contains financial covenants which include limitations on capital expenditures and the maintenance of certain financial ratios, as defined in the Credit Facility, and is collateralized by substantially all of Reddy Group’s assets and the capital stock of all of its significant subsidiaries.  At December 31, 2003, Reddy Group was in compliance with these covenants.

On November 28, 2000, Packaged Ice entered into an interest rate collar agreement (the “Collar Agreement”).  If the Index Rate (30-day LIBOR, as defined in the Collar Agreement) exceeds 7.75%, Reddy Group will receive the difference between the Index Rate and 7.75%.  If the Index Rate falls below 5.75%, Reddy Group will pay the difference plus 1%.  Any amounts payable or receivable are settled monthly.  The Collar Agreement has a notional amount of $50 million and a term of 4 years.  When Reddy Group’s debt was refinanced on August 15, 2003, $0.3 million of amounts previously deferred in accumulated other comprehensive loss on the balance sheet were written off as the hedged, forecasted transaction was no longer deemed probable of occurring.  The Collar Agreement was redesignated as a hedge of the new Credit Facility, with subsequent changes in fair value deferred in other comprehensive income or loss.

If Reddy Group had been required to settle the Collar Agreement as of December 31, 2003, it would have had to pay $2.5 million plus accrued interest of $0.2 million.  Reddy Group is exposed to credit risk in the event of nonperformance by the counterparty to the Collar Agreement, however it anticipates that the counterparty will fully perform its obligations under the Collar Agreement.

At December 31, 2003 and 2002, long-term obligations consisted of the following:

	Successor	Predecessor
	December 31,
	2003	2002
	(in thousands)

8-7/8% Senior Notes	$152,000	$—
Less: unamortized debt discount on 8-7/8% senior notes	(1,013)	—
9¾% Senior Notes	—	255,000
Less: unamortized debt discount on 9-3/4% Senior Notes	—	(79)
Credit Facility - term loans	179,550	50,000
Other	410	293
Total long-term obligations	330,947	305,214
Less: current maturities	1,859	67
Long-term obligation, net of current maturities	$329,088	$305,147

As of December 31, 2003, principal maturities of long-term obligations for the next five years are as follows:

(in thousands)
2004	$1,859
2005	1,867
2006	1,869
2007	1,875
2008	44,145
2009 and thereafter	279,332
Total	$330,947

9.  INCOME TAXES

Packaged Ice incurred losses for each of the two years ended December 31, 2002 and 2001 for both financial reporting and tax return purposes.  Packaged Ice and the Company incurred a loss for tax return purposes and a profit for financial reporting purposes for the period from January 1, 2003 through August 14, 2003 and the period May 8, 2003 (Date of Inception) through December 31, 2003, respectively.  The total provision for income taxes varied from the U.S. federal statutory rate due to the following:

	Successor	Predecessor
	May 8, 2003 (Date of Inception) to December 31, 2003	January 1 to August 14, 2003	Year Ended December 31,
			2002	2001
	(in thousands)
Federal income tax at statutory rate	$942	$1,892	$(28,828)	$(6,798)
State income taxes, net of federal income tax benefits	91	184	(2,798)	(660)
Increase (decrease) in valuation allowance	—	(2,104)	18,347	5,367
Non-deductible goodwill	—	—	12,095	—
Non-deductible expenses and other	20	28	1,184	2,091
Total provision for income taxes	$1,053	$—	$—	$—

The income tax expense for the period from May 8, 2003 (Date of Inception) to December 31, 2003 is composed of the following (in thousands):

Current tax expense	$—
Deferred tax expense	1,053
Total tax expense	$1,053

Deferred tax assets and liabilities computed at the statutory rate related to temporary differences were as follows:

	Successor	Predecessor
	Year Ended December 31,
	2003	2002
	(in thousands)
Deferred Tax Liability:
Intangible assets, including goodwill, customer lists and trade names	$(32,443)	$4,394
Property and equipment	(36,686)	(17,100)
Total deferred tax liabilities	$(69,129)	$(12,706)

Deferred Tax Asset:
Other assets	$2,954	$2,999
Net operating loss carryforwards	40,896	37,985
Total deferred tax assets	$43,850	$40,984

Net deferred tax assets (liabilities)	$(25,279)	$28,278
Valuation allowance	(34,881)	(28,278)
Total deferred taxes	$(60,160)	$—

As a result of purchase accounting applied in connection with the acquisitions of Packaged Ice and Triangle Ice, net deferred tax liabilities of $59.1 million were recorded.  This amount is primarily due to basis differences related to the allocation of purchase price made to fixed assets and the recording of customer lists and trade name.

At December 31, 2003, the Company had approximately $110 million of net operating loss (“NOL”) carryforwards, $16 million and $94 million of which are attributable to the Successor and Predecessor, respectively.  The NOL carryforwards expire between 2005 and 2023.  There is an annual limitation on the utilization of the NOL carryforwards generated by the Predecessor due to an ownership change, as defined by Section 382 of Internal Revenue Code, as amended.  Due to the uncertainty of being able to utilize the Predecessor’s NOL carryforwards to reduce future taxes, a valuation allowance of $34.9 million has been provided to reduce to zero the deferred tax asset resulting from the Predecessor’s NOL carryforwards.  If it becomes clear in future periods the NOL carryforwards will be utilized, the valuation allowance will be removed, with an offsetting decrease to goodwill.  The ability to use the NOL carryforwards generated by the Successor are not subject to the limitation imposed by Section 382 of Internal Revenue Code, as amended.

10.  CAPITAL STOCK

Common Stock.  The Company is authorized to issue up to 300,000 shares of common stock, par value $0.01 per share. On May 12, 2003, the Company entered into an Investor Subscription Agreement with Trimaran, Bear Stearns and certain members of Packaged Ice’s senior management group pursuant to which they agreed to purchase 94,050 shares of common stock for $1,000 per share.  The proceeds were contributed to Cube to fund a portion of the acquisition of Packaged Ice on August 15, 2003 (see Notes 1 and 3).  On November 3, 2003, the Company entered into a second Investor Subscription Agreement with Trimaran, Bear Stearns and certain members of the Company’s senior management group pursuant to which they agreed to purchase an additional 5,000 shares of common stock for $1,000 per share, the proceeds of which were used to fund a portion of the acquisition of Triangle Ice (see Note 3).  Holders of the Company’s common stock are entitled to one vote per share on all matters to be voted on by shareholders and are entitled to receive dividends, if any, as may be declared from time to time by the Board of Directors of the Company.  Upon any liquidation or dissolution of the Company, the holders of common stock are entitled, subject to any preferential rights of the holders of preferred stock, to receive a pro rata share of all of the assets remaining available for distribution to shareholders after payment of all liabilities.

Preferred Stock.  The Company is authorized to issue up to 200,000 shares of $0.01 par value preferred stock, consisting of 100,000 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) and 100,000 shares of preferred stock that is currently undesignated.  Pursuant to the same Investor Subscription Agreements discussed above, 99,050 shares of Series A Preferred Stock were subscribed for on May 12, 2003 and November 3, 2003 and were valued at $1,000 per share.  The liquidation preference per share of the Series A Preferred Stock is equal to the sum of (a) $1,000 plus (b) the amount of all accumulated but unpaid dividends on such shares.  The holders of the outstanding shares of Series A Preferred Stock immediately preceding the dividend payment date shall be entitled to receive dividends, as declared by the Board of Directors, at a rate per annum equal to 12% of the liquidation amount per share.  All dividends are cumulative, whether or not earned or declared, accruing on a daily basis from the issue date and shall be payable in cash quarterly in arrears on each dividend payment date commencing on November 15, 2003.  If the Company does not pay the cash dividends on a quarterly basis, all unpaid dividends will be added to the liquidation amount in respect of such shares on each dividend payment date.  If the Company fails to make a liquidation payment following the occurrence of a liquidation event or default, as defined in the agreement, the per annum dividend rate will be increased by 2% per annum during the continuation of any such event or default. In the event of liquidation, the holders of the Series A shares are entitled to an amount in cash equal to the liquidation amount for each share. The Company may redeem the Series A shares at its option in whole at any time or in part from time to time, subject to restrictions as defined in the agreement. Series A holders are not entitled or permitted to vote on any matter upon which the holders of common stock are required or permitted to vote upon.

In connection with the merger and the Triangle Ice acquisition, fees of $7.6 million and $1.3 million, respectively, were paid to the holders of the Company’s Series A Preferred Stock and common stock.  Such amounts are reflected as immediate distributions to the equity holders of the Company and are recorded as reductions of additional paid-in capital.

11.  EMPLOYEE BENEFIT PLANS

401(k) Plan.  The Company has a 401(k) defined contribution savings plan for the benefit of all employees who have completed one year of service and have met the eligibility requirements to participate.

Employees may contribute up to the maximum amount allowed by the Internal Revenue Service, while Company contributions are made at the discretion of the Board of Directors.  The Company contributed $65,836 during the period from May 8, 2003 (Date of Inception) to December 31, 2003.  Contributions by the Predecessor for the period from January 1 through August 14, 2003 and the years ended December 31, 2002 and 2001 were $125,329, $204,899 and $481,582, respectively.

2003 Stock Option Plan.  During 2003, the board of directors approved the Reddy Ice Holdings, Inc. 2003 Stock Option Plan (the “Stock Option Plan”) that reserved for issuance 11,269 shares of common stock, subject to adjustment under certain circumstances.  In connection with acquisition of Triangle Ice, an additional 599 shares of common stock were reserved for issuance under the Stock Option Plan.  This plan provides for the granting of incentive awards in the form of stock options to directors, officers and employees of the Company or any of its subsidiaries and affiliates at the discretion of the Compensation Committee of the Board of Directors.  The options issued include both time-based and performance-based options.  The time-based options vest 20% per year, with the initial vesting of 20% to occur on January 1, 2004.  The performance based options vest in three tranches based on achieving certain corporate performance targets.  All options granted pursuant to the Stock Option Plan expire ten years after the date of grant.

The following table indicates share and exercise price information with respect to the Stock Option Plan for the period from May 8, 2003 (Date of Inception) through December 31, 2003:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	—	$—
Granted	11,538	1,000
Exercised	—	—
Forfeited	(224)	1,000
Outstanding at end of year	11,314	$1,000

Weighted average fair value of options granted during the year		$75.43

Options outstanding at December 31, 2003 consisted of the following:

				Exercisable Options
Exercise Prices per Share	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price Per Share
$1,000	11,314	$1,000	9.6 years	—	—

The “Black-Scholes” method was used determine the fair value of options granted in the period from May 8, 2003 (Date of Inception) to December 31, 2003.  The Black-Scholes calculations used the following weighted average assumptions:

Dividend yield	0.00%
Volatility	0.00%
Risk free interest rate	4.48%
Expected lives	10 years

12.  Related Parties

Trimaran and Bear Stearns are party to a Monitoring and Management Services Agreement (the “Monitoring Agreement”) pursuant to which they will have been engaged to provide monitoring and management services to the Company with respect to financial and operating matters.  At the closing of the merger, Trimaran and Bear Stearns received a financing fee equal to $7.5 million.  They will also receive an annual fee for ongoing monitoring and management services equal to $0.5 million per annum, which is subject to adjustment in certain circumstances.  The Monitoring Agreement also provides that Trimaran and Bear Stearns will be reimbursed for reasonable and out-of-pocket expenses in connection with activities undertaken pursuant to the agreement.

Trimaran and Bear Stearns will also render additional services in connection with acquisitions, divestitures and financings.  In connection with these services, they will earn a fee equal to 2% of the value of any such transaction if additional equity is invested.  In connection with the Triangle Ice acquisition, Trimaran and Bear Stearns received fees totaling $1.3 million.  In addition, the annual monitoring and management services fee will be increased in connection with acquisitions by an amount equal to 1% of the trailing twelve-month pro forma EBITDA (as defined in the Monitoring Agreement) of acquired businesses.   During the period from May 8, 2003 through December 31, 2003, Trimaran and Bear Stearns earned monitoring and management services fees of $0.2 million.

Trimaran and Bear Stearns are affiliated with Canadian Imperial Bank of Commerce and Bear Stearns Corporate Lending, Inc., who are both lenders to the Credit Facility (see Note 8).

The Company issued 500 shares of restricted stock valued at $500,000 to certain members of Packaged Ice’s senior management on August 14, 2003. The shares vest on the third anniversary of the closing of the merger provided that the grantees are still employed by the Company.  Compensation expense is being recognized through the amortization of unearned compensation over the three-year life of the grant.

At closing of the merger, certain members of Package Ice’s senior management group received a financing fee totaling $135,000.  In connection with the acquisition of Triangle Ice, certain members of the Company’s senior management group received a transaction fee totaling $26,000.

13.  COMMITMENTS AND CONTINGENCIES

The Company has an agreement to purchase the bagging component of the Ice Factory from an exclusive manufacturer until a minimum of 3,600 components is purchased.  Since inception of this agreement, the Company has purchased approximately 3,070 components.  There were no expenditures under this agreement in 2003.  Expenditures totaled $0.4 million in 2002 and $0.6 million in 2001.

The Company has leased certain facilities and equipment.  Under these and other operating leases, future minimum annual rentals at December 31, 2003 were approximately $8.6 million in 2004, $7.8 million in 2005, $6.6 million in 2006, $4.7 million in 2007, $3.0 million in 2008 and $5.1 million thereafter.  Rent expense was $3.2 million in the period from May 8, 2003 (Date of Inception) through December 31, 2003, $7.5 million from January 1, 2003 through August 14, 2003, $12.3 million in 2002 and $11.9 million in 2001.

In June 1999, Packaged Ice entered into an exclusive supply agreement with a merchandiser manufacturer (the “Supply Agreement”) in which it committed to purchase 4,000 merchandisers and/or Ice Factory merchandisers and a minimum of $1.5 million of replacement parts per twelve-month period commencing June 1, 1999.  Effective June 1, 2002, the Supply Agreement was amended to modify certain terms, which included extending the term of the Supply Agreement to May 31, 2012 and reducing the annual merchandiser and replacement parts commitments to 2,000 units and $0.75 million, respectively.  The Company was in compliance with the amended Supply Agreement at May 31, 2003 and management believes the Company will be compliance as of May 31, 2004.

The Company is involved in various claims, lawsuits and proceedings arising in the ordinary course of business.  There are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred.  Other than those lawsuits described below, management believes the resolution of such uncertainties and the incurrence of such costs will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company is a party to a lawsuit in connection with an ammonia release at its Baton Rouge, Louisiana manufacturing facility in June 2001.  The case, which is a consolidation of seven lawsuits, is titled Wallace Acey, Jr. et al vs. Reddy Ice Corporation.  This lawsuit was filed August 30, 2001 in the 19th Judicial District Court, Parish of East Baton Rouge, Louisiana and has been assigned docket number 487373 Division N.  There are multiple plaintiffs who have primarily alleged injuries consisting of inconvenience, watery eyes and offensive odors.  The plaintiffs have not made a specific request for relief in the lawsuit.  The Company maintains insurance to cover such events and its insurance carrier is contesting the suit and plans to vigorously defend against any claims.

The Company is a party to two lawsuits filed in connection the merger.  The first lawsuit was filed on May 23, 2003 in the County Court at Law Number 1, Dallas County, Texas and is titled Cause No. CC-03-06056-A; Glenn Robbins, On Behalf of Himself and All Others Similarly Situated, and Derivatively on Behalf of Packaged Ice, Inc. vs. William P. Brick, Jimmy C. Weaver, A.J. Lewis III, Tracy L. Noll, Robert G. Miller, Steven P. Rosenberg and Richard A. Coonrod, Defendants, and Packaged Ice, Inc., a Texas corporation.  The second lawsuit was filed on May 23, 2003 in County Court at Law Number 3, Dallas County, Texas, and is titled Cause No. CC-03-06055-C, Imperial County, On Behalf of Itself and All Others Similarly Situated, and Derivatively on Behalf of Packaged Ice, Inc. vs. William P. Brick, Jimmy C. Weaver, A.J. Lewis III, Tracy L. Noll, Robert G. Miller, Steven P. Rosenberg and Richard A. Coonrod, Defendants, and Packaged Ice, Inc., a Texas corporation.  The two lawsuits are identical adversarial proceedings filed by two shareholders on their own behalf, on behalf of a purported class, and derivatively on behalf of Packaged Ice, Inc., now known as Reddy Group.  The plaintiffs allege various breaches of fiduciary duty by the Board of Directors of Reddy Group and unjust enrichment related to the merger.  The claims allege that Reddy Group failed to maximize shareholder value in the merger transaction.  No specific amount of damages has been claimed.  Reddy Group has answered both suits and filed a Motion to Consolidate, Special Exceptions, and Motion to Dismiss, or, in the alternative, Motion to Stay in the Robbins action.  The Company has also filed a Motion to Stay and Special Exception and Motion to Dismiss in the Imperial County action.  The plaintiffs filed Responses in Opposition to these motions on July 16, 2003.  Based on those filings, Reddy Group removed both cases to the United States District Court for the Northern District of Texas Dallas Division on July 25, 2003.  Plaintiffs opposed removal and filed motions to remand as to both actions on August 21, 2003.  The Court remanded the actions to state court on February 19, 2004.

These lawsuits are still in a preliminary stage and the ultimate outcomes are impossible to determine at this time.  An unfavorable result in excess of the available insurance coverage could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

14.  SEGMENT INFORMATION

The Company has two reportable segments: (1) ice products and (2) non-ice products and services.  Ice products include the manufacture and distribution of packaged ice products through traditional ice manufacturing and delivery and the Ice Factory, which is a proprietary machine that produces, packages, stores and merchandises ice at the point of sale through an automated, self-contained system.  Non-ice products and services include refrigerated warehouses and the manufacturing and distribution of bottled water.  During 2001, the Company sold the majority of its ice production equipment sale and leasing business and two small refrigerated warehouses.

The accounting policies of the segments are the same as those described in Note 2.  The Company evaluates performance of each segment based on earnings before interest, taxes, depreciation, amortization, gain or loss on disposition of assets, impairment of assets, gain on extinguishment of debt and the cumulative effect of changes in accounting principles (“Segment EBITDA”).  Segment assets are not a factor in the evaluation of performance.  There were no intersegment sales during any of the periods presented below.  Segment information for the Company for the period from May 8, 2003 (Date of Inception) to December 31, 2003 is follows:

	Successor
	Ice	Non-Ice	Total
	(in thousands)
Revenues	$79,954	$6,965	$86,919
Cost of sales	48,867	3,865	52,732
Gross profit	31,087	3,100	34,187
Operating expenses	12,509	921	13,430
Other income, net	—	—	—
Segment EBITDA	$18,578	$2,179	$20,757

Segment information for Packaged Ice for the period from January 1, 2003 to August 14, 2003 and for the years ended December 31, 2002 and 2001 is as follows:

For the period January 1 through August 14, 2003:

	Predecessor
	Ice	Non-Ice	Total
	(in thousands)
Revenues	$139,618	$11,651	$151,269
Cost of sales	84,384	7,258	91,642
Gross profit	55,234	4,393	59,627
Operating expenses	17,051	1,547	18,598
Other income, net	108	8	116
Segment EBITDA	$38,291	$2,854	$41,145

For the Year Ended December 31, 2002:

	Predecessor
	Ice	Non-Ice	Total
	(in thousands)
Revenues	$216,654	$19,006	$235,660
Cost of sales	131,592	13,260	144,852
Gross profit	85,062	5,746	90,808
Operating expenses	31,127	2,612	33,739
Other income (loss), net	164	(3)	161
Segment EBITDA	$54,099	$3,131	$57,230

For the Year Ended December 31, 2001:

	Predecessor
	Ice	Non-Ice	Total
	(in thousands)
Revenues	$223,019	$21,228	$244,247
Cost of sales	143,378	13,056	156,434
Gross profit	79,641	8,172	87,813
Operating expenses	34,026	3,346	37,372
Other income (loss), net	26	(7)	19
Segment EBITDA	$45,641	$4,819	$50,460

A reconciliation of EBITDA to net loss before preferred dividends for the period from May 8, 2003 (Date of Inception) to December 31, 2003, the period from January 1, 2003 to August 14, 2003 and the years ended December 31, 2001 and 2000 is as follows:

	Successor	Predecessor
	May 8, 2003 (Date of Inception) to December 31, 2003	January 1 to August 14, 2003	Year Ended December 31,
			2002	2001
	(in thousands)
Segment EBITDA	$20,757	$41,145	$57,230	$50,460
Depreciation and amortization	(7,616)	(14,528)	(24,704)	(33,816)
Gain (loss) on disposition of assets	—	11	(4,345)	49
Impairment of assets	—	—	(7,363)	—
Gain on extinguishment of debt	—	—	2,494	—
Interest expense	(10,370)	(21,063)	(34,870)	(36,686)
Income tax expense	(1,053)	—	—	—
Cumulative effect of change in accounting principle	—	—	(73,230)	—
Net income (loss) before preferred dividends	$1,718	$5,565	$(84,788)	$(19,993)

15.  QUARTERLY INFORMATION (UNAUDITED)

The following table summarizes the unaudited quarterly information for the period from May 8, 2003 (Date of Inception) to December 31, 2003, the period from January 1, 2003 to August 14, 2003 and the years ended December 31, 2001 and 2000.  In the opinion of management, all adjustments necessary for a fair presentation of the unaudited results for the periods are included.

For the period from May 8, 2003 (Date of Inception) through December 31, 2003:

	Successor
	1st	2nd	3rd	4th	Year
	(in thousands)
Revenues	$—	$—	$38,641	$48,278	$86,919
Gross profit	—	—	17,118	17,069	34,187
Net income (loss) available to common shareholders before cumulative effect of change in accounting principle	—	—	5,358	(8,071)	(2,713)
Net income (loss) available to common shareholders	—	—	5,358	(8,071)	(2,713)

For the period from January 1, 2003 through August 14, 2003:

	Predecessor
	1st	2nd	3rd	4th	Year
	(in thousands)
Revenues	$32,567	$70,749	$47,953	$—	$151,269
Gross profit	6,776	30,229	22,622	—	59,627
Net income (loss) available to common shareholders before cumulative effect of change in accounting principle	(15,714)	7,455	11,258	—	2,999
Net income (loss) available to common shareholders	(15,714)	7,455	11,258	—	2,999

For the year ended December 31, 2002:

	Predecessor
	1st	2nd	3rd	4th	Year
	(in thousands)
Revenues	$32,780	$73,459	$86,452	$42,969	$235,660
Gross profit	6,627	32,373	38,035	13,773	90,808
Net income (loss) available to common shareholders before cumulative effect of change in accounting principle	(17,191)	8,154	13,353	(19,684)	(15,368)
Net income (loss) available to common shareholders	(90,421)	8,154	13,353	(19,684)	(88,598)