Form 10-Q
period 2004-03-31
REDDY ICE HOLDINGS INC
filed 2004-05-12
CIK 1268984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐  Not Applicable

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates is inapplicable as the registrant is privately held.

The number of shares of registrant’s common stock outstanding as of May 11, 2004 was 99,050.

DOCUMENTS INCORPORATED BY REFERENCE:  None

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2004

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(SUCCESSOR)

	March 31, 2004	December 31, 2003
	unaudited
	(in thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,921	$12,801
Accounts receivable, net	17,160	18,032
Inventories	9,053	7,846
Prepaid expenses	1,955	1,952
Assets held for sale	790	790
Total current assets	32,879	41,421
PROPERTY AND EQUIPMENT, net	231,970	233,440
GOODWILL AND OTHER INTANGIBLES, net	339,223	339,465
OTHER ASSETS	10	10
TOTAL	$604,082	$614,336

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term obligations	$1,865	$1,859
Line of credit	8,650	—
Accounts payable	10,655	11,237
Accrued expenses	13,824	20,674
Total current liabilities	34,994	33,770
LONG-TERM OBLIGATIONS	328,647	329,088
DEFERRED TAX LIABILITIES, net	60,160	60,160
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:

Preferred Stock, 12% Cumulative, Series A, $0.01 par value – 100,000 shares authorized, 99,050 shares issued and outstanding at March 31, 2004 and December 31, 2003	1	1

Common stock:, $0.01 par value; 300,000 shares authorized; 99,050 shares issued and outstanding at March 31, 2004 and December 31, 2003	1	1
Additional paid-in capital	196,672	193,568
Unearned compensation	(395)	(437)
Accumulated deficit	(17,502)	(2,713)
Accumulated other comprehensive income	1,504	898
Total shareholders’ equity	180,281	191,318
TOTAL	$604,082	$614,336

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31,
	2004	2003
	(in thousands)

Revenues	$37,380	$32,567
Cost of sales	28,508	25,791
Gross profit	8,872	6,776
Operating expenses	8,318	7,345
Depreciation and amortization expense	5,562	5,791
Gain on dispositions of assets	—	(10)
Loss from operations	(5,008)	(6,350)
Other expense, net	—	(10)
Interest expense	(6,677)	(8,360)
Loss before income taxes	(11,685)	(14,720)
Income taxes	—	—
Net loss before preferred dividends	(11,685)	(14,720)
Preferred dividends	(3,104)	(994)
Net loss available to common shareholders	$(14,789)	$(15,714)

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(SUCCESSOR)

(Unaudited)

	Number of Shares		Par Value		Additional			Accumulated Other
	Preferred	Common	Preferred	Common	Paid-In	Unearned	Accumulated	Comprehensive
	Stock	Stock	Stock	Stock	Capital	Compensation	Deficit	Income	Total
	(in thousands)

Balance at December 31, 2003	99	99	$1	$1	$193,568	$(437)	$(2,713)	$898	$191,318
Dividends on 12% cumulative preferred stock	—	—	—	—	3,104	—	(3,104)	—	—
Amortization of unearned compensation	—	—	—	—	—	42	—	—	42
Comprehensive loss:
Net loss	—	—	—	—	—	—	(11,685)	—	(11,685)
Change in fair value of derivative liability	—	—	—	—	—	—	—	606	606
Total comprehensive loss	—	—	—	—	—	—	—	—	(11,079)
Balance at March 31, 2004	99	99	$1	$1	$196,672	$(395)	$(17,502)	$1,504	$180,281

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31,
	2004	2003
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,685)	$(14,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,562	5,791
Amortization of debt issue costs and debt discount	592	9
Gain on dispositions of assets	—	(10)
Amortization of unearned compensation	42	—
Change in assets and liabilities:
Accounts receivable, inventory and prepaid expenses	(338)	(1,272)
Accounts payable, accrued expenses and other	(6,874)	(11,986)
Net cash used in operating activities	(12,701)	(22,188)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(3,122)	(2,703)
Proceeds from disposition of property and equipment	298	973
Cost of acquisitions	(1,052)	—
Net cash used in investing activities	(3,876)	(1,730)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred debt costs	(485)	—
Borrowings under the credit facility, net	8,650	18,721
Repayment of long-term obligations	(468)	(22)
Net cash provided by financing activities	7,697	18,699

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,880)	(5,219)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,801	6,500
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,921	$1,281

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$9,773	$14,508
Borrowings under the credit facility	$11,750	$58,610
Repayments on the credit facility	$(3,100)	$(39,889)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Change in fair value of derivative liability	$(606)	$(590)

Long-term debt incurred to purchase property and equipment and intangible assets	$—	$201

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC, AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2004

1.  General

The condensed consolidated financial statements of Reddy Ice Holdings, Inc. and its wholly owned subsidiary (the “Company”) included herein are unaudited, except for the balance sheet as of December 31, 2003 that has been prepared from the audited financial statements for that date.  These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  As applicable under the SEC’s regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  All significant intercompany balances and transactions have been eliminated upon consolidation, and all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal and recurring nature.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and are not necessarily indicative of results for the full year.  The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

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

2.  Stock-Based Compensation

At March 31, 2004, the Company had one stock-based employee compensation plan, the Reddy Ice Holdings, Inc. 2003 Stock Option Plan (the “Stock Option Plan”), under which stock options are granted from time to time.  All of the Predecessor’s stock-based compensation plans were terminated and all in-the-money options were paid out in cash in connection with the merger on August 15, 2003 (see Notes 1 and 3).

The Company accounts for the Stock Option Plan under the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost is reflected in the net loss available to common shareholders for the three months ended March 31, 2004 as all stock options granted under the Stock Option Plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on the net loss available to common shareholders if the Company had applied the fair value recognition provisions of stock-based compensation as described in SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure.”

		Three Months Ended March 31, 2004
		(in thousands)

Net loss available to common shareholders, as reported		$(14,789)
Less:	Total stock-based compensation expense determined under fair value based methods for all awards	(22)
Proforma net loss available to common shareholders		$(14,811)

3.  Acquisitions

On August 15, 2003, Cube merged with and into Packaged Ice, with Packaged Ice being the surviving corporation.  Concurrent with the closing of the merger, Packaged Ice was named Reddy Ice Group, Inc.  The merger was consummated pursuant to the Agreement and Plan of Merger, dated as of May 12, 2003, by and among the Parent, Cube and Packaged Ice.  Subsequent to the merger, all of the Company’s operations were conducted through Reddy Group.  The merger was accounted for as a purchase by Cube of Packaged Ice in accordance with Statement of Financial Accounting Standards No.141, “Business Combinations.”  Total consideration was $461.0 million, including $113.0 million for common and preferred securities, $316.7 million for assumption of debt and revolving loans, $12.8 million for debt issue costs and $18.5 million in direct merger costs.  The total purchase price was allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair values as of the closing date using valuations and other studies. The excess of the aggregate purchase price over the liabilities assumed of $280.9 million was allocated to property and equipment ($42.8 million), goodwill and other intangible assets ($289.0 million), assets held for sale ($0.2 million) and net deferred tax liabilities ($51.1 million).  Other intangibles identified included customer lists, which are being amortized over useful lives of 15 to 30 years, and a trade name.

The Company purchased the Service Ice division of L.D. Plante, Inc. (“Service Ice”) and Triangle Ice Co., Inc. (“Triangle Ice”) on October 1, 2003 and November 6, 2003, respectively.  The total acquisition consideration was $68.7 million ($3.2 for Service Ice and $65.5 for Triangle Ice), which included debt issue costs of $0.7 million and direct acquisition costs of $0.6 million.  The excess of the aggregate purchase price over the net assets acquired of $56.6 million was allocated to property and equipment ($11.9 million), goodwill and other intangible assets ($52.7 million) and net deferred tax liabilities ($8.0 million).  Other intangible assets were comprised of customer lists, which are being amortized over useful lives of 15 to 30 years.

The results of operations of Service Ice and Triangle Ice are included in the Company’s consolidated results of operations from October 1, 2003 and November 1, 2003, respectively.  The following unaudited pro forma information presents the Predecessor’s consolidated results of operations for the three months ended

March 31, 2003 as if the acquisitions of Packaged Ice, Service Ice and Triangle Ice had all occurred on January 1, 2003:

Three Months Ended March 31, 2003
(in thousands)

Revenues	$36,109
Net loss available to common shareholders	(15,660)

During the three months ended March 31, 2004, the Company completed three acquisitions for a total cash purchase price of approximately $1.1 million.  Annual revenues associated with these acquisitions is approximately $0.8 million.  Information regarding pro forma revenues and net income (loss) available to common shareholders has not been provided as the acquisitions are immaterial individually and in the aggregate.

4.  Inventories

Inventories contain raw materials, supplies and finished goods.  Raw materials and supplies consist of ice packaging materials, spare parts, bottled water supplies and merchandiser parts.  Finished goods consist of packaged ice and bottled water.  Inventories are valued at the lower of cost or market basis.  Cost is determined using the first-in, first-out and average cost methods.

	March 31, 2004	December 31, 2003
	(in thousands)

Raw materials and supplies	$6,589	$6,310
Finished goods	2,464	1,536
Total	$9,053	$7,846

5.  Accrued Expenses

	March 31, 2004	December 31, 2003
	(in thousands)

Accrued compensation and employee benefits	$6,034	$8,090
Accrued interest	2,658	6,346
Derivative liability	1,858	2,464
Accrued property and sales taxes	1,672	1,128
Accrued utilities	838	1,029
Other	764	1,617
Total	$13,824	$20,674

6.  Line of Credit and Long-Term Obligations

On July 17, 2003, Cube completed the sale of $152 million of 8-7/8% Senior Subordinated Notes due August 1, 2011 (the “Senior Notes”).  The Senior Notes were issued in connection with a private placement offering and were subsequently registered with the SEC.  The Senior Notes were sold at 99.297% of the stated principal amount, which resulted in net proceeds of $150.9 million.  At the closing of the merger on August 15, 2003, Reddy Group assumed Cube’s obligations under the Senior Notes and the related indenture and received the net proceeds of the offering.  The net proceeds were used to consummate the merger as discussed in Notes 1 and 3, which included the repayment of the Predecessor’s $255 million aggregate principal amount of 9-3/4% Senior Notes due February 1, 2005 and the outstanding balance of $61.7 million under its bank credit facility.

Interest on the Senior Notes is payable semiannually on February 1 and August 1, commencing on February 1, 2004.  In conjunction with issuance of the Senior Notes, $7.0 million of debt issuance costs were incurred.  The Senior Notes are unsecured senior subordinated obligations of Reddy Group and are:

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

The Senior Notes are guaranteed, fully, jointly and severally, and unconditionally, on a senior subordinated basis by the Parent and all of Reddy Group’s subsidiaries (the “Subsidiary Guarantors”).  There are currently no restrictions on the ability of the Subsidiary Guarantors to transfer funds to Reddy Group in the form of cash dividends, loans or advances.  Condensed consolidating financial statements for the Parent and its wholly-owned subsidiary are not presented as the Parent has no significant independent assets or operations.  Condensed consolidating financial statements for Reddy Group and its subsidiaries, all of which are wholly owned, are not presented as Reddy Group has no significant independent assets or operations.  Reddy Group has no subsidiaries that do not guarantee the Senior Notes.

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

At March 31, 2004, the Company had $17.0 million of availability under the Line of Credit, net of outstanding standby letters of credit of $9.3 million.  The standby letters of credit are used primarily to secure certain insurance obligations.

Principal balances outstanding under the Credit Facility bear interest per annum, at Reddy Group’s option, at the sum of the base rate plus the applicable margin or LIBOR plus the applicable margin.  The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%.  The applicable margin is different for revolving and term loans and varies depending on Reddy Group’s leverage ratio.  On February 20, 2004, the Credit Facility was amended to reduce the applicable margin on term loans by 0.5%.  At March 31, 2004, the weighted average interest rate of borrowings outstanding under the Credit Facility was 3.69%.  Interest on base rate loans is payable on the last day of each quarter.  Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days.  Reddy Group pays a quarterly fee on the average availability under the Line of Credit based on an annual rate of 0.5%.

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

The Credit Facility contains financial covenants which include limitations on capital expenditures and the maintenance of certain financial ratios, as defined in the Credit Facility, and is collateralized by substantially all of Reddy Group’s assets and the capital stock of all of its significant subsidiaries.  At March 31, 2004, Reddy Group was in compliance with these covenants.

On November 28, 2000, the Predecessor entered into an interest rate collar agreement (the “Collar Agreement”), which remained in effect after the merger.  Under the Collar Agreement, if the Index Rate (30-day LIBOR, as defined in the Collar Agreement) exceeds 7.75%, Reddy Group will receive the difference between the Index Rate and 7.75%.  If the Index Rate falls below 5.75%, Reddy Group will pay the difference plus 1%.  Any amounts payable or receivable are settled monthly.  The Collar Agreement has a notional amount of $50 million and a term of 4 years.  When Reddy Group’s debt was refinanced on August 15, 2003, $0.3 million of amounts previously deferred in accumulated other comprehensive loss on the balance sheet were written off as the hedged, forecasted transaction was no longer deemed probable of occurring.  The Collar Agreement was redesignated as a hedge of the new Credit Facility, with subsequent changes in fair value deferred in other comprehensive income or loss.

If Reddy Group had been required to settle the Collar Agreement as of March 31, 2004, it would have had to pay $1.9 million plus accrued interest of $0.2 million.  Reddy Group is exposed to credit risk in the event of nonperformance by the counterparty to the Collar Agreement, however it anticipates that the counterparty will fully perform its obligations under the Collar Agreement.

At March 31, 2004 and December 31, 2003, long-term obligations consisted of the following:

	March 31, 2004	December 31, 2003
	(in thousands)

8-7/8% Senior Notes	$152,000	$152,000
Less: Unamortized debt discount on 8-7/8% Senior Notes	(980)	(1,013)
Credit facility – term loans	179,100	179,550
Other	392	410
Total long-term obligations	330,512	330,947
Less: Current maturities	1,865	1,859
Long-term obligations, net	$328,647	$329,088

7.  Capital Stock

Common Stock.  The Company is authorized to issue up to 300,000 shares of common stock, par value $0.01 per share.  Holders of the Company’s common stock are entitled to one vote per share on all matters to be voted on by shareholders and are entitled to receive dividends, if any, as may be declared from time to time by the Board of Directors of the Company.  Upon any liquidation or dissolution of the Company, the holders of common stock are entitled, subject to any preferential rights of the holders of preferred stock, to receive a pro rata share of all of the assets remaining available for distribution to shareholders after payment of all liabilities.  As of March 31, 2004, 11,434 shares of common stock were reserved for issuance under the Reddy Ice Holdings, Inc. 2003 Stock Option Plan.

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

8.  Commitments and Contingencies

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

9.  Segment Information

The Company has two reportable segments: (1) ice products and (2) non-ice products and services.  Ice products include the manufacture and distribution of packaged ice products through traditional ice manufacturing and delivery and THE ICE FACTORY®.  The Ice Factory is a proprietary machine that produces, packages, stores and merchandises ice at the point of sale through an automated, self-contained system.  Non-ice products and services include refrigerated warehouses and the manufacturing and distribution of bottled water.

The Company evaluates performance of each segment based on earnings before interest, taxes, depreciation, amortization, gain or loss on disposition of assets, impairment of assets, gain on extinguishment of debt and the cumulative effect of changes in accounting principles (“Segment EBITDA”).  Segment assets are not a factor in the evaluation of performance.  There were no intersegment sales during the three months ended March 31, 2004 and 2003.  Segment information for the three months ended March 31, 2004 and 2003 was as follows:

For the Three Months Ended March 31, 2004:

	Successor
	Ice	Non-Ice	Total
	(in thousands)

Revenues	$33,581	$3,799	$37,380
Cost of sales	26,250	2,258	28,508
Gross profit	7,331	1,541	8,872
Operating expenses	7,840	478	8,318
Other expense, net	—	—	—
Segment EBITDA	$(509)	$1,063	$554

For the Three Months Ended March 31, 2003:

	Predecessor
	Ice	Non-Ice	Total
	(in thousands)

Revenues	$28,134	$4,433	$32,567
Cost of sales	22,763	3,028	25,791
Gross profit	5,371	1,405	6,776
Operating expenses	6,639	706	7,345
Other expense, net	(10)	—	(10)
Segment EBITDA	$(1,278)	$699	$(579)

A reconciliation of Segment EBITDA to net loss before preferred dividends for the three months ended March 31, 2004 and 2003 is as follows:

	Successor	Predecessor
	Three Months Ended March 31,
	2004	2003
	(in thousands)

Segment EBITDA	$554	$(579)
Depreciation and amortization	(5,562)	(5,791)
Gain on dispositions of assets	—	10
Interest expense, net	(6,677)	(8,360)
Income taxes	—	—
Net loss before preferred dividends	$(11,685)	$(14,720)

10.  Subsequent Events

During the period of April 1, 2004 to May 11, 2004, the Company completed the acquisition of three ice companies for a total cash purchase price of approximately $4.1 million.  The combined annual revenue for the acquired businesses is approximately $5 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other information included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2003, previously filed with the Securities & Exchange Commission (“SEC”).

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

General

We are the largest manufacturer and distributor of packaged ice in the United States and currently serve approximately 82,000 customer locations in 32 states and the District of Columbia.  We operate in two business segments—ice products and non-ice products and operations.  Ice products accounted for approximately 90% of our revenues in the three months ended March 31, 2004 and 86% of revenues in the three months ended March 31, 2003.  Due to acquisitions of certain ice companies in the fourth quarter of 2003 (see “-Acquisitions” below), the proportion of our ice sales has increased.  We expect the annual proportion of ice sales to increase from 92% in 2003 to approximately 93% - 94% in 2004.  Our ice products business consists of the following two activities:

• the traditional manufacture and delivery of ice from a central point of production to the point of sale; and

• the installation and operation of the Ice Factory, our proprietary equipment located in our customers’ high volume locations that produces, packages and stores ice through an automated, self-contained system.

Our other business segment, non-ice products and operations, consists of refrigerated warehousing for third parties and the manufacture and sale of bottled water.  This business segment accounted for 10% of our revenues in the three months ended March 31, 2004 and 14% of revenues in the three months ended March 31, 2003.  As noted above, the proportion of sales due to our non-ice segment has decreased due to the acquisition of ice companies in the fourth quarter of 2003 (see “-Acquisitions” below).  On an annual basis, we expect this percentage to decrease from 8% in 2003 to approximately 6% - 7% in 2004.

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

Cost of Sales.  Our cost of sales includes costs associated with labor, raw materials, product delivery and utilities related to the manufacture and distribution of our products.  Labor costs, including associated payroll taxes and benefit costs included in cost of sales, accounted for approximately 35% of sales in the three months ended March 31, 2004 and 2003.  Raw materials consist primarily of polyethylene-based plastic bags, which represented approximately 7% of sales in the three months ended March 31, 2004 and 2003.  Product delivery expenses include labor, fuel and vehicle rental expense related to products delivered by our own distribution network, as well as fees paid to distributors who deliver ice to our customers on our behalf.  Fuel purchased for delivery by our own distribution network represented approximately 3% of sales in the three months ended March 31, 2004 and 2003.  Expenses for independent third party distribution services represented approximately 4% of sales in the three months ended March 31, 2004 and 2003.  Utility expenses consist primarily of electricity used in connection with the manufacturing, storage and distribution processes and represented approximately 7% of sales in the three months ended March 31, 2004 and 2003.  Ice Factory revenues do not increase our plant occupancy, delivery or utility costs, however, we do incur costs associated with customer service representatives and machine technicians which are included in our cost of sales.

Operating Expenses.  Our operating expenses are costs associated with selling, general and administrative functions.  These costs include executive officers’ compensation, office and administrative salaries, insurance, legal and other professional services and costs associated with leasing office space.  Labor costs, including associated payroll taxes and benefit costs, included in operating expenses represented approximately 14% and 13% of sales in the three months ended March 31, 2004 and 2003, respectively.

Our results of operations are highly seasonal, characterized by peak demand during the warmer months of May through September, with an extended peak selling season in the southern United States.  As a result of this seasonality and the fixed costs in our business, the proportion of revenues earned in our ice and non-ice business segments and the ratio of costs to revenues in any given quarter are not necessarily indicative of the ratios for a full year.  Revenues within specific markets can also be affected by weather conditions, with cool or rainy weather negatively impacting demand and extremely hot weather increasing our costs as we respond to excess customer demand for our products.  Approximately 68%, 68% and 66% of our revenues occurred during the second and third calendar quarters in 2001, 2002 and 2003, respectively.  We believe that approximately 68% of our revenues will occur during the second and third calendar quarters in 2004.  As a result of seasonal revenue declines and a less than proportional decline in expenses during the first and fourth quarters, we typically experience lower profit margins resulting in losses during these periods.  In addition, because a significant portion of our annual sales are generated during the second and third calendar quarters, our annual results of operations may fluctuate significantly if the weather during these periods is cool or rainy.

Acquisitions.  On October 1, 2003, we, acquired the “Service Ice” division of L.D. Plante, Inc. (“Service Ice”) for total consideration of $3.1 million (subject to customary post-closing adjustments).  Service Ice operated one ice manufacturing facility in Orlando, Florida and was the largest supplier of packaged ice in Orlando with annual revenues of approximately $3.8 million.  On November 6, 2003, we purchased all of the outstanding shares of capital stock of Triangle Ice Co., Inc. (“Triangle Ice”) for an aggregate purchase price of approximately $64.3 million (subject to customary post-closing adjustments).  Triangle Ice operates primarily in North and South Carolina and had annual revenues of approximately $30 million.  During the three months ended March 31, 2004, we completed three acquisitions for a total purchase price of $1.1 million.  Annual revenue associated with these acquisitions is approximately $0.8 million.

At March 31, 2004, we owned or operated 55 ice manufacturing facilities, 52 distribution centers, approximately 79,000 merchandisers (cold storage units installed at customer locations), approximately 3,000 Ice Factories, six refrigerated warehouses and one bottled water plant.  We had an aggregate daily ice manufacturing capacity of approximately 16,000 tons, the equivalent of 4.5 million seven pound bags of ice.

On August 15, 2003, Packaged Ice, Inc. merged with Cube Acquisition Corp., a wholly-owned subsidiary of Reddy Ice Holdings, Inc. (the “Merger”).  Packaged Ice was the surviving corporation, changed its name to Reddy Ice Group, Inc. and became a wholly-owned subsidiary of Reddy Holdings, which was established on May 8, 2003.  The following discussion of the results of operations for the three months ended March 31, 2004 versus the three months ended March 31, 2003 is based on the results of Packaged Ice for the three months ended March 31, 2003 and Reddy Holdings for the three months ended March 31, 2004.  Reddy Holdings and Cube Acquisition conducted no operations from May 8, 2003 through August 14, 2003.  Reddy Holdings and Reddy Group are collectively referred to as the ‘‘Successor”.  Packaged Ice prior to the Merger is referred to as the “Predecessor”.  Because of purchase accounting, certain amounts may not be comparable between the Predecessor and Successor.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

	Successor	Predecessor
	Three Months Ended March 31,		Change from Last Year
	2004	2003	Dollars	%
	(in thousands, except per share amounts)

Consolidated Results
Revenues	$37,380	$32,567	$4,813	14.8
Cost of sales	28,508	25,791	2,717	10.5
Gross profit	8,872	6,776	2,096	30.9
Operating expenses	8,318	7,345	973	13.2
Depreciation and amortization expense	5,562	5,791	(229)	(4.0)
Gain on dispositions of assets	—	(10)	10	(100.0)
Income from operations	(5,008)	(6,350)	1,342	21.1
Other expense, net	—	(10)	10	(100.0)
Interest expense	(6,677)	(8,360)	(1,683)	(20.1)
Loss before income taxes	(11,685)	(14,720)	3,035	20.6
Income taxes	—	—	—	—
Loss before preferred dividends	$(11,685)	$(14,720)	$3,035	20.6

Ice Operations:
Revenues	$33,581	$28,134	$5,447	19.4
Cost of sales	26,250	22,763	3,487	15.3
Gross profit	7,331	5,371	1,960	36.5
Operating expenses	7,840	6,639	1,201	18.1

Non-Ice Operations:
Revenues	$3,799	$4,433	$(634)	(14.3)
Cost of sales	2,258	3,028	(770)	(25.4)
Gross profit	1,541	1,405	136	9.7
Operating expenses	478	706	(228)	(32.3)

Revenues:  Revenues increased $4.8 million from the three months ended March 31, 2003 to the three months ended March 31, 2004.  This increase is primarily due to the acquisitions of Service Ice and Triangle Ice in October 2003 and November 2003, respectively.  These acquisitions provided additional revenue of $4.1 million in the three months ended March 31, 2004.  Excluding the effects of the Service Ice and Triangle Ice acquisitions, revenues in our ice business increased $1.3 million, which was primarily driven by volume increases.  Offsetting the improved revenues in our ice business was a decline of $0.6 million in our non-ice operations.  The decline was caused primarily by a reduction in volumes in our cold storage operations as a result of the restructuring of a certain customer contract in the second quarter of 2003.

Cost of Sales:  Cost of sales increased $2.7 million from the three months ended March 31, 2003 to the three months ended March 31, 2004.  This increase in cost of sales is primarily due to (i) $3.2 million of costs in the three months ended March 31, 2004 associated with the operations acquired from Service Ice and Triangle Ice, (ii) a $0.3 million increase in costs in our other ice operations related to increased volume sales noted above, offset by the elimination of certain operating lease expenses associated with our Ice Factories and (iii) a $0.8 million decrease in costs of sales associated with our non-ice operations.  The decrease in costs in our non-ice operations is due to headcount reductions and the restructuring of a certain cold storage customer contract in the second quarter of 2003, which resulted in a reduction in cold storage volumes.

Operating Expenses:  Operating expenses increased $1.0 million from the three months ended March 31, 2003 to the three months ended March 31, 2004.  This increase is primarily due to $0.9 million of costs in the three months ended March 31, 2004 attributable to the operations of Service Ice and Triangle Ice.

Depreciation and Amortization:  Depreciation and amortization decreased $0.2 million from the three months ended March 31, 2003 to the three months ended March 31, 2004.  This decrease is primarily due to the revaluation of our property and equipment in connection with the Merger on August 15, 2003, offset by additional depreciation and amortization expense of $0.8 million associated with the Service Ice and Triangle Ice acquisitions.

Interest Expense:  Interest expense decreased $1.7 million from the three months ended March 31, 2003 to the three months ended March 31, 2004.  This decrease is primarily due to lower average outstanding borrowings under our line of credit and lower average interest rates, which resulted from the refinancing of our debt on August 15, 2003.

Liquidity and Capital Resources

We generate cash from the sale of packaged ice through traditional delivery methods, by which we manufacture, package and store ice at a central facility and transport it to our customers’ retail locations when needed, and through Ice Factories, which manufacture, package and store ice in ourcustomers’ retail locations.  Our primary uses of cash are (a) cost of sales, (b) operating expenses, (c) debt service, (d) capital expenditures related to replacing and modernizing the capital equipment in our traditional ice plants and acquiring and installing additional Ice Factories and (e) acquisitions.  Historically, we have financed our capital and working capital requirements, including our acquisitions, through a combination of cash flows from operations, borrowings under our revolving credit facilities and operating leases.

During the three months ended March 31, 2004, capital expenditures totaled $3.1 million.  We estimate that our capital expenditures for 2004 will approximate $15 million, which includes the effect of all acquisitions closed through May 11, 2004, and will primarily be used to maintain and expand our traditional ice operations.  There can be no assurance that capital expenditures will not exceed this estimate.  As we have consolidated acquisitions into the existing company infrastructure, we have identified non-core and excess assets which can be disposed of.  From time to time, we also dispose of other assets which are no longer useful in our operations.  As a result of dispositions of these non-core and excess assets, we realized proceeds of approximately $0.3 million in the three months ended March 31, 2004 and estimate that we will generate total proceeds of approximately $1.5 million to $2.0 million in 2004.

During the three months ended March 31, 2004, we completed the acquisition of three small ice companies for a total cash purchase price of approximately $1.1 million.  During the period April 1, 2004 to May 11, 2004, we have completed another three acquisitions for a total cash purchase price of approximately $4.1 million.  We will continue to evaluate small acquisition opportunities as they become available.  In conjunction with these evaluations, we will consider our liquidity, availability under our revolving line of credit, mandatory principal repayments under our debt agreements and availability of other capital resources.

Cash Flows for the Three Months Ended March 31, 2004 and 2003

Net cash used by operating activities was $12.7 million and $22.2 million the three months ended March 31, 2004 and the three months ended March 31, 2003, respectively.  The increase from 2003 to 2004 was a result of improved results of operations and a reduction in cash flows used by changes in working capital.  In the three months ended March 31, 2003, changes in working capital accounts used cash of $13.3 million, primarily related to the payment of accrued incentive compensation earned in 2002 and the payment of accrued interest on our 9-3/4% senior notes.  In the three months ended March 31, 2004, changes in working capital accounts used $7.2 million of cash, which was primarily due to the payment of incentive compensation amounts that were accrued in 2003 and the payment of accrued interest on our 8-7/8% senior notes.

Net cash used in investing activities was $3.9 million and $1.7 million in the three months ended March 31, 2004 and the three months ended March 31, 2003, respectively.  The increase in cash used by investing activities from 2003 to 2004 is primarily due to the expenditure of $1.1 million in the three months ended March 31, 2004 for three small acquisitions of ice companies and a reduction of $0.7 million in proceeds generated from the sale of excess and non-core assets.

Net cash provided by financing activities was $7.7 million and $18.7 in the three months ended March 31, 2004 and the three months ended March 31, 2003, respectively.  Borrowings under our line of credit decreased from $18.7 million in the three months ended March 31, 2003 to $8.7 million in the three months ended March 31, 2004 due to the net decrease in cash flows used in operating and investing activities discussed above and the higher balance of cash on hand at the beginning of the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.  Cash on hand was $12.8 million and $6.5 million at December 31, 2003 and 2002, respectively.  In the three months ended March 31, 2004, we also incurred $0.5 million of debt issuance costs in connection with the execution of the second amendment to our credit facility and made principal payments on our debt that were $0.4 million greater than in the three months ended March 31, 2003.

Long-term Debt and Other Obligations

At March 31, 2004, we had approximately $339.2 million of total debt outstanding as follows:  $151.0 million of Reddy Group’s 8-7/8% senior notes due August 1, 2011 (net of discount of $1.0 million);  $179.1 million outstanding term loans under Reddy Group’s senior credit facility which matures on August 15, 2009; $8.7 million outstanding on Reddy Group’s line of credit which matures on August 15, 2008; and $0.4 million of other debt.

On July 17, 2003, we issued $152.0 million of 8-7/8% senior subordinated notes.  These notes were issued in connection with a private placement offering and were subsequently registered with the Securities & Exchange Commission.  The 8-7/8% senior subordinated notes were sold at 99.297% of the stated principal amount, which resulted in net proceeds of $150.9 million.  Interest on the 8-7/8% senior subordinated notes is payable semiannually on February 1 and August 1, commencing on February 1, 2004.  The 8-7/8% senior subordinated notes are unsecured obligations of Reddy Group and are:

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

At March 31, 2004, we had $17.0 million of availability under the line of credit, net of outstanding standby letters of credit of $9.3 million. The standby letters of credit are used primarily to secure certain insurance obligations.  As our insurance policies are renewed in 2004, we may be required to increase the balances of the standby letters of credit.

Principal balances outstanding under the line of credit bear interest per annum, at our option, at the sum of the base rate plus the applicable margin or LIBOR plus the applicable margin. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%.  The applicable margin is different for revolving and term loans and varies depending on our leverage ratio.  On February 20, 2004, the senior credit facility was amended to reduce the applicable margin on term loans by 0.5%.  At March 31, 2004, the weighted average interest rate of borrowings outstanding under the senior credit facility was 3.69%.  Interest on base rate loans is payable on the last day of each quarter.  Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the LIBOR loan exceeds 90 days.

The terms of the senior credit facility prohibit Reddy Group from paying dividends and otherwise transferring assets to Reddy Holdings, except for certain limited dividends, the proceeds of which must be used to maintain Reddy Holdings’ corporate existence.

The senior credit facility requires that beginning in 2004, we will repay all borrowings under the line of credit and maintain a zero outstanding balance for a period of 30 consecutive calendar days during each year.  The term loan amortizes in quarterly installments over a five-year period in an annual aggregate amount equal to 1% of the original balance, with any remaining unpaid balance to be repaid in the sixth year in equal, quarterly installments.  Subject to certain conditions, mandatory repayments of the line of credit and term loan are required to be made with portions of the proceeds from (1) asset sales, (2) the issuance of debt securities, (3) an initial public offering of stock of Reddy Holdings and (4) insurance and condemnation awards.  Furthermore, within 100 days after close of each fiscal year (beginning with the close of the 2004 fiscal year), a mandatory prepayment of the term loan is required based on a percentage of Reddy Group’s annual excess cash flow, as defined in the senior credit facility.  The percentage is based on Reddy Group’s leverage ratio at the end of such fiscal year and ranges from 25% to 75%.  The senior credit facility contains financial covenants which include limitations on capital expenditures and the maintenance of certain financial ratios, as defined in the credit agreement, and is collateralized by substantially all of its assets and the capital stock of it and all of its current subsidiaries.  At March 31, 2004, we were in compliance with these covenants.

On November 28, 2000, we entered into an interest rate collar agreement.  If the Index Rate (30-day LIBOR, as defined in the collar agreement) exceeds 7.75%, we will receive the difference between the Index Rate and 7.75%.  If the Index Rate falls below 5.75%, we will pay the difference plus 1%.  Any amounts payable or receivable are settled monthly.  The collar agreement has a notional amount of $50.0 million and a term of 4 years.  When our debt was refinanced on August 15, 2003, $0.3 million of amounts previously deferred in accumulated other comprehensive loss on the balance sheet were written off as the hedged, forecasted transaction was no longer deemed probable of occurring.  The collar agreement was redesignated as a hedge of the senior credit facility, with subsequent changes in fair value deferred in other comprehensive income or loss.  If we had been required to settle the collar agreement as of March 31, 2004, we would have had to pay $1.9 million plus accrued interest of $0.2 million.  We are exposed to credit risk in the event of nonperformance by the counterparty to the collar agreement, however we anticipate that the counterparty will fully perform its obligations under the collar agreement.

Based on our expected level of operations, we believe that cash flow from operations, together with available borrowings under our line of credit, will be adequate to meet our future liquidity needs for at least the next twelve months.  As of May 11, 2004, we had approximately $14 million of availability under our line of credit.  We expect availability to increase slightly through June 30, 2004.

Due to the seasonal nature of our business, we record the majority of our sales and profits during the months of May through September.  The majority of the cash generated from those operations is received between July and November.  During those months we expect to repay all amounts currently outstanding under the line of credit, fund current capital expenditures, service our debt (including principal and interest payments) and build up cash on hand.  We anticipate that a significant portion of such cash flow will be used in early 2005 to repay amounts outstanding under the senior credit facility as required by mandatory prepayment provisions in the senior credit facility.

Critical Accounting Policies

Allowances for Doubtful Accounts.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make the required payments on their accounts.  We have attempted to reserve for these estimated losses based on our past experience with similar accounts receivable and believe our reserves to be adequate.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments on their accounts, additional allowances may be required.

Long-Lived Assets.  Property and equipment is carried at cost and is being depreciated on a straight-line basis over estimated lives of 2.5 to 40 years.  Maintenance and repairs are charged to expense as incurred, while capital improvements that extend the useful lives of the underlying assets are capitalized.  We accounted for all of our historical acquisitions using the purchase method of accounting and as a result recorded significant amounts of goodwill.  Other intangible assets include the following that are amortized over their useful lives:

Intangible Assets	Useful Life
Goodwill	Indefinite life
Trade name	Indefinite life
Customer relationships	Straight line method over economic lives of 15 to 30 years
Debt issue costs	Interest method over the term of the debt

Impairment of Long-Lived Assets.  In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  The determination of recoverability of long-lived assets and certain other identifiable intangible assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition.  Measurement of an impairment loss for long-lived assets and other intangible assets that management expects to hold and use are based on the fair value of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or net realizable value.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is evaluated using a market valuation approach based on valuations of comparable businesses.

Inherent in the determination of such future cash flows and valuations are certain estimates and judgements, including the interpretation of current economic indicators and market values and assumptions about our strategic plans with regards to our operations.  To the extent additional information arises or our strategies change, it is possible that our conclusions regarding the impairment of goodwill or other long-lived assets could change and result in a material effect on our financial position or results of operations.

Revenue Recognition.  Revenue is recognized when product (packaged ice, ice packaging bags, bottled water and ice equipment) is delivered to and accepted by customers.  There is no right of return with respect to the packaged ice, bags delivered and bottled water.  Revenue resulting from Ice Factory management agreements and cold storage services is recognized as earned under contract terms.

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

We are highly leveraged and have significant debt service obligations.  As of March 31, 2004, we had total debt of approximately $339.2 million and total shareholders’ equity of $180.3 million.  Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to repay principal amounts or interest when due or repay other amounts due in respect of our indebtedness.

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

Our ice manufacturing and cold storage operations are subject to a wide range of environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use, management and disposal of hazardous and non-hazardous materials and wastes and the cleanup of contamination.  Non compliance with such laws and regulations, or incidents resulting in environmental releases, could cause us to incur substantial costs, including cleanup costs, fines and penalties, third party claims for personal injury, investments to retrofit or upgrade our facilities and programs or curtailment of our operations.  For example, our ice manufacturing and cold storage operations use refrigerants such as ammonia and freon.  Several of our ammonia facilities have not yet implemented certain required elements of risk and safety management programs mandated under applicable laws.  Other facilities may not be in compliance with certain freon refrigerant requirements, such as leak detection and repair, recordkeeping or reporting.  In addition, the market price of freon is rising as a result of phase outs under federal laws, which could significantly increase our operating costs in the future if we are not able to obtain approved substitutes.  From time to time, our use of ammonia has resulted in releases that have temporarily disrupted our manufacturing operations and resulted in lawsuits or administrative penalties.  We are currently involved in litigation resulting from an ammonia release in June 2001 at our Baton Rouge, Louisiana facility. See Part II, Item 1 – “Legal Proceedings”.  We cannot assure you that we will not incur material environmental costs or liabilities in the future or that such costs or liabilities will not have a material adverse effect on our business, financial condition or results of operations.

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

We acquired Service Ice in October 2003 and Triangle Ice in November 2003.  These acquisitions have been integrated into our operations.  Although the integration efforts are complete, these operations have only been a part of our company for a short period of time and may still result in potential disruption to our business and the diversion of management’s time and attention.  From January 1, 2004 through May 11, 2004, we have completed 6 additional acquisitions.  Although the size of the recently acquired operations is not significant, they may still be source of disruption for our business and diversion for our management.  Material disruptions or diversions due to these acquisitions, particularly in the case of Triangle Ice, could have a material adverse effect on our business.

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

As the sole major ice supplier using an on-site production and delivery system at our customers’ retail locations, we have enjoyed a competitive advantage over our competitors.  Our proprietary Ice Factory system is preferred by certain of our high volume customers to traditional ice delivery and gives us more flexibility during peak seasons.  In 2001, a competitor began testing a machine similar to the Ice Factory in certain of its markets.  Although the competitor has not deployed its machine to a significant degree, if this competitor or any new competitors are successful with the rollout of a competing system, we could lose business to these companies, which would result in decreased cash flows and results of operations.  It is also our practice to protect certain of our proprietary materials and processes by relying on trade secrets laws and non-disclosure and confidentiality agreements.  There can be no assurance that confidentiality or trade secrets will be maintained or that others will not independently develop or obtain access to such materials or processes.

We are party to two lawsuits related to the Merger, which if determined adversely to us, could result in the imposition of damages against us and could harm our business and financial condition.

We have been served with two complaints asserting putative class action lawsuits in Texas in connection with the Merger.  In addition, we may be subject to other lawsuits in connection with the Merger that have not yet been filed.  In the event that the current lawsuits with respect to the Merger are not dismissed or decided in our favor or we become subject to additional suits, these lawsuits could result in the imposition of damages against us or even the rescission of the Merger and related transactions.  In the event that damages are awarded, our business and financial condition could be harmed. See Part II, Item 1 – “Legal Proceedings”.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risks

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.

On November 28, 2000, we entered into an interest rate collar agreement (the “Collar Agreement”).  The Collar Agreement has a notional amount of $50 million and a term of 4 years.  If the Index Rate (30-day LIBOR, as defined in the Collar Agreement) exceeds 7.75%, we will receive the difference between the Index Rate and 7.75%.  If the Index Rate falls below 5.75%, we will pay the difference plus 1%.  If we had been required to settle the Collar Agreement as of March 31, 2004, we would have had to pay $1.9 million plus accrued interest of $0.2 million.

We are exposed to some market risk due to the floating interest rates under our senior credit facility.  Principal balances outstanding under the line of credit bear interest, at our option, at the London Inter-Bank Offered Rate (“LIBOR”) plus 3.5% or the prime rate (as announced from time to time by the administrative agent) plus 1.5%.  The term loans bear interest, at our option, at LIBOR plus 2.5% or the prime rate plus 1.5%.

As of March 31, 2004, the senior credit facility had an outstanding principal balance of $187.8 million at a weighted average interest rate of 3.69% per annum.  Due to our interest rate collar agreement, the effect of a change in interest rates on our interest expense depends on the level of LIBOR rates.  At March 31, 2004, the 30-day LIBOR rate was 1.1%.

The following table shows the approximate annual increase in interest expense given the current principal balances on all of our debt if LIBOR were to increase by 1% from the initial levels indicated below:

Initial LIBOR Rate	Increase in the LIBOR rate	Estimated Annual Impact
		(in thousands)

Less than or equal to 4.5%	1%	$1,291

Greater than 4.5%, less than or equal to 5.75%	1%	$1,541

Greater than 5.75%, less than or equal to 6.75%	1%	$1,791

Greater than 6.75%, less than or equal to 7.75%	1%	$1,541

Greater than 7.75%	1%	$1,291

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer.  Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2004, our disclosure controls and procedures are effective to ensure that information disclosed by us in reports that we file or submit with the Securities Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting during the first quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are from time to time party to legal proceedings that arise in the ordinary course of business.  We do not believe that the resolution of any threatened or pending legal proceedings will have a material adverse affect on our financial position, results of operations or liquidity.

We are a party to a lawsuit in connection with an ammonia release at our Baton Rouge, Louisiana manufacturing facility in June 2001.  The case, which is a consolidation of seven lawsuits, is titled Wallace Acey, Jr. et al vs. Reddy Ice Corporation and was reported on our Form 10-K for the fiscal year ended December 31, 2003.  Since that report, there have been no material developments.

We are a party to two lawsuits filed in connection the Merger.  The first lawsuit was filed on May 23, 2003 and is titled Cause No. CC-03-06056-A; Glenn Robbins, On Behalf of Himself and All Others Similarly Situated, and Derivatively on Behalf of Packaged Ice, Inc. vs. William P. Brick, Jimmy C. Weaver, A.J. Lewis III, Tracy L. Noll, Robert G. Miller, Steven P. Rosenberg and Richard A. Coonrod, Defendants, and Packaged Ice, Inc., a Texas corporation.  The second lawsuit was filed on May 23, 2003 and is titled Cause No. CC-03-06055-C, Imperial County, On Behalf of Itself and All Others Similarly Situated, and Derivatively on Behalf of Packaged Ice, Inc. vs. William P. Brick, Jimmy C. Weaver, A.J. Lewis III, Tracy L. Noll, Robert G. Miller, Steven P. Rosenberg and Richard A. Coonrod, Defendants, and Packaged Ice, Inc., a Texas corporation.  The two lawsuits are identical adversarial proceedings filed by two shareholders on their own behalf, on behalf of a purported class, and derivatively on behalf of Packaged Ice, Inc., now known as Reddy Ice Group, Inc.  The plaintiffs allege various breaches of fiduciary duty by our Board of Directors and unjust enrichment related to the Merger.  The claims allege that we failed to maximize shareholder value in the Merger transaction.  These cases were reported on our Form 10-K for the fiscal year ended December 31, 2003.  Since that report, there have been no material developments.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On February 3, 2004, we issued options to purchase 60 shares of our common stock to each our two independent directors in consideration for their service on our board of directors, pursuant to our 2003 Stock Option Plan.  The issuance of the options is exempt from registration pursuant to Regulation 201 under the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

The following is a list of exhibits filed as part of this Form 10-Q.  Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference.

Exhibit No.	Description

31.1†	William P. Brick Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Steven J. Janusek Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†                                                      Filed herewith.

(b)  Reports on Form 8-K:

Reddy Ice Holdings, Inc. (the “Company”) furnished a report on Form 8-K to the Securities & Exchange Commission (“SEC”) on March 3, 2004 to provide:  (i) a copy of the Company’s press release issued on February 25, 2004 to announce (a) its financial results for the quarter ended December 31, 2003 and for the period from May 8, 2003 to December 31, 2003 and (b) its earnings guidance for the first quarter ending March 31, 2004 and the twelve months ending December 31, 2004, (ii) a copy of the transcript of the Company’s conference call held with investors on February 25, 2004 and (iii) a copy of the Second Amendment to the Credit Agreement among Reddy Ice Group, Inc. and certain of the Lenders, dated as of February 20, 2004.

The Company furnished a report on Form 8-K/A to the SEC on March 22, 2004 to provide a revised press release dated February 25, 2004 to reflect certain revised amounts in the “Condensed Consolidated Balance Sheet Data”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDY ICE HOLDINGS, INC.

Date: May 11, 2004	By:	/s/ WILLIAM P. BRICK
William P. Brick
Chief Executive Officer

Date: May 11, 2004	By:	/s/ STEVEN J. JANUSEK
Steven J. Janusek
Chief Financial and Accounting Officer