Form 10-Q
period 2004-06-30
REDDY ICE HOLDINGS INC
filed 2004-08-13
CIK 1268984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares of registrant’s common stock outstanding as of August 12, 2004 was 99,050.

DOCUMENTS INCORPORATED BY REFERENCE:  None

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2004

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(SUCCESSOR)

	June 30, 2004	December 31, 2003
	unaudited
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,555	$12,801
Accounts receivable, net	38,830	18,032
Inventories	9,977	7,846
Prepaid expenses	2,682	1,952
Assets held for sale	790	790
Total current assets	58,834	41,421
PROPERTY AND EQUIPMENT, net	232,805	233,440
GOODWILL AND OTHER INTANGIBLES, net	337,309	339,465
OTHER ASSETS	10	10
TOTAL	$628,958	$614,336

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term obligations	$1,866	$1,859
Line of credit	5,250	—
Accounts payable	17,672	11,237
Accrued expenses	19,296	20,674
Total current liabilities	44,084	33,770
LONG-TERM OBLIGATIONS	328,215	329,088
DEFERRED TAX LIABILITIES, net	60,160	60,160
COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY:
Preferred Stock, 12% Cumulative, Series A, $0.01 par value – 100,000 shares authorized, 99,050 shares issued and outstanding at June 30, 2004 and December 31, 2003	1	1
Common stock:, $0.01 par value; 300,000 shares authorized; 99,050 shares issued and outstanding at June 30, 2004 and December 31, 2003	1	1
Additional paid-in capital	199,870	193,568
Unearned compensation	(353)	(437)
Accumulated deficit	(5,338)	(2,713)
Accumulated other comprehensive income	2,318	898
Total shareholders’ equity	196,499	191,318
TOTAL	$628,958	$614,336

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)

Revenues	$88,529	$70,749	$125,909	$103,316
Cost of sales	49,849	40,520	78,357	66,311
Gross profit	38,680	30,229	47,552	37,005
Operating expenses	8,779	7,316	17,097	14,661
Depreciation and amortization expense	5,716	5,919	11,278	11,710
Gain on disposition of assets	—	(1)	—	(11)
Income from operations	24,185	16,995	19,177	10,645
Other income, net	—	41	—	31
Interest expense	(6,569)	(8,542)	(13,246)	(16,902)
Income (loss) before income taxes	17,616	8,494	5,931	(6,226)
Income tax expense	2,254	—	2,254	—
Net income (loss) before preferred dividends	15,362	8,494	3,677	(6,226)
Preferred dividends	(3,198)	(1,039)	(6,302)	(2,033)
Net income (loss) available to common shareholders	$12,164	$7,455	$(2,625)	$(8,259)

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(SUCCESSOR)

(Unaudited)

								Accumulated
	Number of Shares		Par Value		Additional			Other
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Paid-In Capital	Unearned Compensation	Accumulated Deficit	Comprehensive Income	Total
	(in thousands)
Balance at December 31, 2003	99	99	$1	$1	$193,568	$(437)	$(2,713)	$898	$191,318
Dividends on 12% cumulative preferred stock	—	—	—	—	6,302	—	(6,302)	—	—
Amortization of unearned compensation	—	—	—	—	—	84	—	—	84
Comprehensive income:
Net income	—	—	—	—	—	—	3,677	—	3,677
Change in fair value of derivative liability	—	—	—	—	—	—	—	1,420	1,420
Total comprehensive income	—	—	—	—	—	—	—	—	5,097
Balance at June 30, 2004	99	99	$1	$1	$199,870	$(353)	$(5,338)	$2,318	$196,499

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Successor	Predecessor
	Six Months Ended June 30,
	2004	2003
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss available to common shareholders	$(2,625)	$(8,259)
Adjustments to reconcile net loss available to common shareholders to net cash provided by (used in) operating activities:
Preferred dividends	6,302	2,033
Depreciation and amortization	11,278	11,710
Amortization of debt issue costs and debt discount	1,198	19
Gain on dispositions of assets	—	(11)
Amortization of unearned compensation	84	—
Deferred income taxes	2,254	—
Change in assets and liabilities:
Accounts receivable, inventory and prepaid expenses	(23,630)	(15,413)
Accounts payable, accrued expenses and other	6,103	765
Net cash provided by (used in) operating activities	964	(9,156)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(7,956)	(6,057)
Proceeds from dispositions of property and equipment	2,183	1,120
Cost of acquisitions	(5,270)	—
Net cash used in investing activities	(11,043)	(4,937)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred debt costs	(485)	—
Borrowings under the credit facility, net	5,250	13,835
Repayment of long-term obligations	(932)	(41)
Net cash provided by financing activities	3,833	13,794

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,246)	(299)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,801	6,500
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,555	$6,201

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$12,309	$17,194
Borrowings under the credit facility	$32,850	$109,145
Repayments on the credit facility	$(27,600)	$(95,310)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in fair value of derivative liability	$(1,420)	$(1,028)
Long-term debt incurred to purchase property and equipment and intangible assets	$—	$201

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004

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

2.  Acquisitions

On August 15, 2003, Cube merged with and into Packaged Ice, with Packaged Ice being the surviving corporation.  Concurrent with the closing of the merger, Packaged Ice was named Reddy Ice Group, Inc.  The merger was consummated pursuant to the Agreement and Plan of Merger, dated as of May 12, 2003, by and among the Parent, Cube and Packaged Ice.  Subsequent to the merger, all of the Company’s operations were conducted through Reddy Group.  The merger was accounted for as a purchase by Cube of Packaged Ice in accordance with Statement of Financial Accounting Standards (“SFAS”) No.141, “Business Combinations.”  Total consideration was $461.0 million, including $113.0 million for common and preferred securities, $316.7 million for assumption of debt and revolving loans, $12.8 million for debt issue costs and $18.5 million in direct merger costs.  The total purchase price was allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair values as of the closing date using valuations and other studies.  The excess of the aggregate purchase price over the liabilities assumed of $280.9 million was allocated to property and equipment ($42.8 million), goodwill and other intangible assets ($289.0 million), assets held for sale ($0.2 million) and net deferred tax liabilities ($51.1 million).  Other intangibles identified included customer lists, which are being amortized over useful lives of 15 to 30 years, and a trade name.

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

During the six months ended June 30, 2004, the Company completed six acquisitions for an aggregate purchase price of $5.3 million (referred to collectively as the “2004 Acquisitions”).  The excess of the aggregate purchase price over the net assets acquired of $2.1 million was allocated to goodwill and other intangible assets.  Other intangible assets were comprised of customer lists, which are being amortized over useful lives of 15 to 30 years.

The results of operations of Service Ice and Triangle Ice are included in the Company’s consolidated results of operations from October 1, 2003 and November 1, 2003, respectively.  The results of operations of the 2004 Acquisitions are included in the Company’s consolidated results of operations from the date of each acquisition, which range from March 1, 2004 to May 6, 2004.  The following unaudited pro forma information presents (i) the Predecessor’s consolidated results of operations for the three and six months ended June 30, 2003 as if the acquisitions of Packaged Ice, Service Ice, Triangle Ice and the 2004 Acquisitions had occurred on January 1, 2003 and (ii) the Successor’s consolidated results of operations for the three and six months ended June 30, 2004 as if the 2004 Acquisitions had all occurred on January 1, 2004:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)

Revenues	$88,656	$82,360	$126,502	$118,940
Net income (loss) available to common shareholders	12,213	11,820	(2,923)	(4,020)

Certain of the 2004 Acquisitions provide for additional consideration to be paid to the sellers in the event the acquired operations meet certain performance targets in the 12 month period following the closing of the transaction.  The maximum amount payable is $0.5 million, of which $0.3 million has been accrued in accordance with SFAS No. 141.

3.  Inventories

Inventories contain raw materials, supplies and finished goods.  Raw materials and supplies consist of ice packaging materials, spare parts, bottled water supplies and merchandiser parts.  Finished goods consist of packaged ice and bottled water.  Inventories are valued at the lower of cost or market basis.  Cost is determined using the first-in, first-out and average cost methods.

	June 30, 2004	December 31, 2003
	(in thousands)
Raw materials and supplies	$7,989	$6,310
Finished goods	1,988	1,536
Total	$9,977	$7,846

4.  Accrued Expenses

	June 30, 2004	December 31, 2003
	(in thousands)
Accrued compensation and employee benefits	$6,257	$8,090
Accrued interest	6,085	6,346
Accrued property and sales taxes	2,306	1,128
Accrued utilities	1,577	1,029
Derivative liability	1,043	2,464
Other	2,028	1,617
Total	$19,296	$20,674

5.  Line of Credit and Long-Term Obligations

On July 17, 2003, Cube completed the sale of $152 million of 8-7/8% Senior Subordinated Notes due August 1, 2011 (the “Senior Notes”).  The Senior Notes were issued in connection with a private placement offering and were subsequently registered with the SEC.  The Senior Notes were sold at 99.297% of the stated principal amount, which resulted in net proceeds of $150.9 million.  At the closing of the merger on August 15, 2003, Reddy Group assumed Cube’s obligations under the Senior Notes and the related indenture and received the net proceeds of the offering.  The net proceeds were used to consummate the merger as discussed in Notes 1 and 2, which included the repayment of the Predecessor’s $255 million aggregate principal amount of 9-3/4% senior notes due February 1, 2005 and the outstanding balance of $61.7 million under its bank credit facility.

Interest on the Senior Notes is payable semiannually on February 1 and August 1, with such payments having commenced on February 1, 2004.  In conjunction with issuance of the Senior Notes, $7.0 million of debt issuance costs were incurred.  The Senior Notes are unsecured senior subordinated obligations of Reddy Group and are:

•                  subordinated in right of payment to all of Reddy Group’s existing and future senior indebtedness;

•                  equal with any of the Reddy Group’s existing and future senior subordinated indebtedness; and

•                  senior to any other of Reddy Group’s future subordinated indebtedness, if any.

The Senior Notes include customary covenants that restrict, among other things, the ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets, or enter into various transactions with affiliates.  Prior to August 1, 2006, Reddy Group may redeem up to 35% of the principal amount of the Senior Notes at a redemption price of 108.875% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, with funds raised in specified equity offerings.

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

On August 15, 2003, Reddy Group entered into a $170 million senior secured credit facility, with the lenders being a syndicate of banks, financial institutions and other entities, including Credit Suisse First Boston as Administrative Agent, Canadian Imperial Bank of Commerce and Bear Stearns Corporate Lending, Inc. (the “Credit Facility”).  The Credit Facility provides for a six-year term loan in the amount of $135 million (the “Original Term Loan”) and a five-year revolving credit facility (the “Line of Credit”) in the amount of $35 million.  Proceeds of the Original Term Loan were used to consummate the merger as discussed in Note 2.  On November 6, 2003, the Credit Facility was amended to provide a Supplemental Term Loan (together with the Original Term Loan, referred to as the “Term Loans”) in the amount of $45 million, the proceeds of which were used to fund a portion of the Triangle Ice acquisition (see Note 3).  The Supplemental Term Loan has substantially the same terms as the Original Term Loan.

At June 30, 2004, the Company had $20.4 million of availability under the Line of Credit, net of outstanding standby letters of credit of $9.3 million.  The standby letters of credit are used primarily to secure certain insurance obligations.

Principal balances outstanding under the Credit Facility bear interest per annum, at Reddy Group’s option, at the sum of the base rate plus the applicable margin or LIBOR plus the applicable margin.  The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%.  The applicable margin is different for revolving and term loans and varies depending on Reddy Group’s leverage ratio.  On February 20, 2004, the Credit Facility was amended to reduce the applicable margin on term loans by 0.5%.  At June 30, 2004, the weighted average interest rate of borrowings outstanding under the Credit Facility was 3.9%.  Interest on base rate loans is payable on the last day of each quarter.  Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days.  Reddy Group pays a quarterly fee on the average availability under the Line of Credit based on an annual rate of 0.5%.

The Credit Facility requires that beginning in 2004, Reddy Group will repay all borrowings under the Line of Credit and maintain a zero outstanding balance for a period of 30 consecutive calendar days during each year.  This requirement for 2004 was met on August 10, 2004.  The Term Loans amortize in quarterly installments over a five-year period in an annual aggregate amount equal to 1% of the original balance, with any remaining unpaid balance to be repaid in the sixth year in equal, quarterly installments.  Subject to certain conditions, mandatory repayments of the Line of Credit and Term Loans are required to be made with portions of the proceeds from (1) asset sales, (2) the issuance of debt securities (3) an initial public offering of stock of the Parent,  and (4) insurance and condemnation awards.  Furthermore, within 100 days after close of the each fiscal year (beginning with the close of the 2004 fiscal year), a mandatory prepayment of the Term Loans is required in an amount equal to a certain percentage of Reddy Group’s annual excess cash flow, as defined in the Credit Facility.  The percentage is based on Reddy Group’s leverage ratio at the end of such fiscal year and ranges from 25% to 75%.

The Credit Facility contains financial covenants which include limitations on capital expenditures and the maintenance of certain financial ratios, as defined in the Credit Facility, and is collateralized by substantially all of Reddy Group’s assets and the capital stock of all of its significant subsidiaries.  At June 30, 2004, Reddy Group was in compliance with these covenants.

On November 28, 2000, the Predecessor entered into an interest rate collar agreement (the “Collar Agreement”), which remained in effect after the merger.  Under the Collar Agreement, if the Index Rate (30-day LIBOR, as defined in the Collar Agreement) exceeds 7.75%, Reddy Group will receive the difference between the Index Rate and 7.75%.  If the Index Rate falls below 5.75%, Reddy Group will pay the difference plus 1%.  Any amounts payable or receivable are settled monthly.  The Collar Agreement has a notional amount of $50 million and matures on November 28, 2004.  When Reddy Group’s debt was refinanced on August 15, 2003, $0.3 million of amounts previously deferred in accumulated other comprehensive income on the balance sheet were written off, as the hedged, forecasted transaction was no longer deemed probable of occurring.  The Collar Agreement was redesignated as a hedge of the new Credit Facility, with subsequent changes in fair value deferred in other comprehensive income.

If Reddy Group had been required to settle the Collar Agreement as of June 30, 2004, it would have had to pay $1.0 million plus accrued interest of $0.2 million.  Reddy Group is exposed to credit risk in the event of nonperformance by the counterparty to the Collar Agreement, however it anticipates that the counterparty will fully perform its obligations under the Collar Agreement.

At June 30, 2004 and December 31, 2003, long-term obligations consisted of the following:

	June 30, 2004	December 31, 2003
	(in thousands)
8-7/8% Senior Notes	$152,000	$152,000
Less: Unamortized debt discount on 8-7/8% Senior Notes	(946)	(1,013)
Credit facility – term loans	178,650	179,550
Other	377	410
Total long-term obligations	330,081	330,947
Less: Current maturities	1,866	1,859
Long-term obligations, net	$328,215	$329,088

6.  Capital Stock

Common Stock.  The Parent is authorized to issue up to 300,000 shares of common stock, par value $0.01 per share.  Holders of the Parent common stock are entitled to one vote per share on all matters to be voted on by shareholders and are entitled to receive dividends, if any, as may be declared from time to time by the Board of Directors of the Parent.  Upon any liquidation or dissolution of the Parent, the holders of common stock are entitled, subject to any preferential rights of the holders of preferred stock, to receive a pro rata share of all of the assets remaining available for distribution to shareholders after payment of all liabilities.  As of June 30, 2004, 11,434 shares of common stock were reserved for issuance under the Reddy Ice Holdings, Inc. 2003 Stock Option Plan.

Preferred Stock.  The Parent is authorized to issue up to 200,000 shares of $0.01 par value preferred stock, consisting of 100,000 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) and 100,000 shares of preferred stock that is currently undesignated.  The terms of the Series A Preferred Stock are set forth in a certificate of designation (the “Series A Preferred Stock Designation”).  The liquidation preference per share of the Series A Preferred Stock is equal to the sum of (a) $1,000 plus (b) the amount of all accumulated but unpaid dividends on such shares.  The holders of the outstanding shares of Series A Preferred Stock immediately preceding the dividend payment date shall be entitled to receive dividends, as declared by the Board of Directors, at a rate per annum equal to 12% of the liquidation amount per share.  All dividends are cumulative, whether or not earned or declared, accruing on a daily basis from the issue date and shall be payable in cash quarterly in arrears on each dividend payment date commencing on November 15, 2003.  If the Parent does not pay the cash dividends on a quarterly basis, all unpaid dividends will be added to the liquidation amount in respect of such shares on each dividend payment date.  If the Parent fails to make a liquidation payment following the occurrence of a liquidation event or default, as defined in the Series A Preferred Stock Designation, the per annum dividend rate will be increased by 2% per annum during the continuation of any such event or default. In the event of liquidation, the holders of the Series A Preferred Stock are entitled to an amount in cash equal to the liquidation amount for each share.  The Parent may redeem the Series A Preferred Stock at its option in whole at any time or in part from time to time, subject to restrictions as defined in the Series A Preferred Stock Designation.  Series A Preferred Stock holders are not entitled or permitted to vote on any matter upon which the holders of common stock are required or permitted to vote upon.

7.  Stock-Based Compensation

At June 30, 2004, the Company had one stock-based employee compensation plan, the Reddy Ice Holdings, Inc. 2003 Stock Option Plan (the “Stock Option Plan”), under which stock options are granted from time to time.  All of the Predecessor’s stock-based compensation plans were terminated and all in-the-money options were paid out in cash in connection with the merger on August 15, 2003 (see Notes 1 and 2).

 The Company accounts for the Stock Option Plan under the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost is reflected in net income (loss) available to common shareholders for the three and six months ended June 30, 2004 as all stock options granted under the Stock Option Plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on the net income (loss) available to common shareholders if the Company had applied the fair value recognition provisions of stock-based compensation as described in SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	(in thousands)
Net income (loss) available to common shareholders, as reported	$12,164	$(2,625)
Less: Total stock-based compensation expense determined under fair value based methods for all awards	22	44
Proforma net income (loss) available to common shareholders	$12,142	$(2,669)

8.  Income Taxes

For the three and six months ended June 30, 2004, the Company reported income before taxes.  In the three months ended June 30, 2004, a provision for income taxes was recorded based on the income before taxes in that period.  The increase in the valuation allowance in the three months ended March 31, 2004 was reversed as the Company reported income before taxes for the six months ended June 30, 2004.  The following is a summary of the Company’s income tax provision activity through the six months ended June 30, 2004:

	Three Months Ended March 31, 2004	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	(in thousands)

Federal income tax at statutory rate	$(3,973)	$5,989	$2,016
State income taxes, net of federal income tax benefits	(467)	705	238
Increase (decrease) in valuation allowance	4,440	(4,440)	—
Total provision for income taxes	$—	$2,254	$2,254

9.  Commitments and Contingencies

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

The Company is a party to two lawsuits filed in connection with the merger.  The first lawsuit was filed on May 23, 2003 in the County Court at Law Number 1, Dallas County, Texas and is titled Cause No. CC-03-06056-A; Glenn Robbins, On Behalf of Himself and All Others Similarly Situated, and Derivatively on Behalf of Packaged Ice, Inc. vs. William P. Brick, Jimmy C. Weaver, A.J. Lewis III, Tracy L. Noll, Robert G. Miller, Steven P. Rosenberg and Richard A. Coonrod, Defendants, and Packaged Ice, Inc., a Texas corporation.  The second lawsuit was filed on May 23, 2003 in County Court at Law Number 3, Dallas County, Texas, and is titled Cause No. CC-03-06055-C, Imperial County, On Behalf of Itself and All Others Similarly

Situated, and Derivatively on Behalf of Packaged Ice, Inc. vs. William P. Brick, Jimmy C. Weaver, A.J. Lewis III, Tracy L. Noll, Robert G. Miller, Steven P. Rosenberg and Richard A. Coonrod, Defendants, and Packaged Ice, Inc., a Texas corporation.  The two lawsuits are identical adversarial proceedings filed by two shareholders on their own behalf, on behalf of a purported class, and derivatively on behalf of Packaged Ice, Inc., now known as Reddy Group.  The plaintiffs allege various breaches of fiduciary duty by the Board of Directors of Reddy Group and unjust enrichment related to the merger.  The claims allege that Reddy Group failed to maximize shareholder value in the merger transaction.  No specific amount of damages has been claimed.  Reddy Group has answered both suits and filed a Motion to Consolidate, Special Exceptions, and Motion to Dismiss, or, in the alternative, Motion to Stay in the Robbins action.  The Company has also filed a Motion to Stay and Special Exception and Motion to Dismiss in the Imperial County action.  The plaintiffs filed Responses in Opposition to these motions on July 16, 2003.  Based on those filings, Reddy Group removed both cases to the United States District Court for the Northern District of Texas Dallas Division on July 25, 2003.  Plaintiffs opposed removal and filed motions to remand as to both actions on August 21, 2003.  The Court remanded the actions to state court on February 19, 2004.  The court entered a scheduling order setting discovery and other case management deadlines and a trial date for May 2005.

These lawsuits are still in a preliminary stage and the ultimate outcomes are impossible to determine at this time.  An unfavorable result in excess of the available insurance coverage could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

10.  Segment Information

The Company has two reportable segments: (1) ice products and (2) non-ice products and services.  Ice products include the manufacture and distribution of packaged ice products through traditional ice manufacturing and delivery and the installation and operations of THE ICE FACTORY®.  The Ice Factory is a proprietary machine that produces, packages, stores and merchandises ice at the point of sale through an automated, self-contained system.  Non-ice products and services include refrigerated warehouses and the manufacturing and distribution of bottled water.

The Company evaluates performance of each segment based on earnings before interest, taxes, depreciation, amortization, gain or loss on disposition of assets, impairment of assets, gain on extinguishment of debt and the cumulative effect of changes in accounting principles (“Segment EBITDA”).  Segment assets are not a factor in the evaluation of performance.  There were no intersegment sales during the three and six month periods ended June 30, 2004 and 2003.

Segment information for the three months ended June 30, 2004 and 2003 was as follows:

	Successor			Predecessor
	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
	Ice	Non-Ice	Total	Ice	Non-Ice	Total
	(in thousands)

Revenues	$83,941	$4,588	$88,529	$66,051	$4,698	$70,749
Cost of sales	47,330	2,519	49,849	37,720	2,800	40,520
Gross profit	36,611	2,069	38,680	28,331	1,898	30,229
Operating expenses	8,363	416	8,779	6,759	557	7,316
Other income, net	—	—	—	33	8	41
Segment EBITDA	$28,248	$1,653	$29,901	$21,605	$1,349	$22,954

Segment information for the six months ended June 30, 2004 and 2003 was as follows:

	Successor			Predecessor
	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
	Ice	Non-Ice	Total	Ice	Non-Ice	Total
	(in thousands)

Revenues	$117,522	$8,387	$125,909	$94,185	$9,131	$103,316
Cost of sales	73,580	4,777	78,357	60,483	5,828	66,311
Gross profit	43,942	3,610	47,552	33,702	3,303	37,005
Operating expenses	16,203	894	17,097	13,398	1,263	14,661
Other income, net	—	—	—	23	8	31
Segment EBITDA	$27,739	$2,716	$30,455	$20,327	$2,048	$22,375

The reconciliation of Segment EBITDA to net income (loss) before preferred dividends for the three and six month periods ended June 30, 2004 and 2003 was as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)

Segment EBITDA	$29,901	$22,954	$30,455	$22,375
Gain on disposition of assets	—	1	—	11
Depreciation and amortization	(5,716)	(5,919)	(11,278)	(11,710)
Interest expense	(6,569)	(8,542)	(13,246)	(16,902)
Income tax expense	(2,254)	—	(2,254)	—
Net income (loss) before preferred dividends	$15,362	$8,494	$3,677	$(6,226)

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

On August 15, 2003, Packaged Ice, Inc. merged with Cube Acquisition Corp., a wholly-owned subsidiary of Reddy Ice Holdings, Inc. (the “Merger”).  Packaged Ice was the surviving corporation, changed its name to Reddy Ice Group, Inc. and became a wholly-owned subsidiary of Reddy Holdings, which was established on May 8, 2003.  The discussion below of the results of operations for the three and six months ended June 30, 2004 versus the three and six months ended June 30, 2003 is based on the results of Packaged Ice for the three and six months ended June 30, 2003 and Reddy Holdings for the three and six months ended June 30, 2004.  Reddy Holdings and Cube Acquisition conducted no operations from May 8, 2003 through August 14, 2003.  Reddy Holdings and Reddy Group are collectively referred to as the ‘‘Successor”.  Packaged Ice prior to the Merger is referred to as the “Predecessor”.  Because of purchase accounting, certain amounts may not be comparable between the Predecessor and Successor.

Unless otherwise noted, the words “Company”, “we”, “ours” and “us” refer to Reddy Ice Group, Inc. and its subsidiaries for periods through August 14, 2003 (the day prior to the Merger) and to Reddy Ice Holdings, Inc. and its direct and indirect subsidiaries for periods subsequent to August 14, 2003.

Uncertainty of Forward Looking Statements and Information

Other than statements of historical facts, statements made in this Form 10-Q, statements made by us in periodic press releases or oral statements made by our management to analysts and shareholders within the meaning of such terms under the Private Securities Litigation Reform Act of 1995 and statements made in the course of presentations about our company, constitute “forward-looking statements.”  We believe the expectations reflected in such forward-looking statements are accurate.  However, we cannot assure you that such expectations will occur.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements.  Factors you should consider that could cause these differences are:

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

General

Our Business.  We are the largest manufacturer and distributor of packaged ice in the United States and currently serve approximately 82,000 customer locations in 32 states and the District of Columbia.  We operate in two business segments—ice products and non-ice products and operations.  Ice products accounted for approximately 93% of our revenues in the six months ended June 30, 2004 and 91% of revenues in the six months ended June, 2003.  Due to acquisitions of certain ice companies in the fourth quarter of 2003 and the first six months of 2004 (see “-Acquisitions” below), the proportion of our ice sales has increased.  We expect the annual proportion of ice sales to increase from 92% in 2003 to approximately 93% to 94% in 2004.  Our ice products business consists of the following two activities:

• the traditional manufacture and delivery of ice from a central point of production to the point of sale; and

• the installation and operation of the Ice Factory, our proprietary equipment located in our customers’ high volume locations that produces, packages and stores ice through an automated, self-contained system.

Our other business segment, non-ice products and operations, consists of refrigerated warehousing for third parties and the manufacture and sale of bottled water.  This business segment accounted for 7% of our revenues in the six months ended June 30, 2004 and 9% of revenues in the six months ended June 30, 2003.  As noted above, the proportion of sales due to our non-ice segment has decreased due to the acquisition of ice companies since the fourth quarter of 2003 (see “-Acquisitions” below).  On an annual basis, we expect this percentage to decrease from 8% in 2003 to approximately 6% to 7% in 2004.

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

Cost of Sales.  Our cost of sales includes costs associated with labor, raw materials, product delivery and utilities related to the manufacture and distribution of our products.  Labor costs, including associated payroll taxes and benefit costs included in cost of sales, accounted for approximately 22% and 26% of sales in the three and six months ended June 30, 2004, versus 23% and 27% in the three and six months ended June 30, 2003.  Raw materials, which consist primarily of polyethylene-based plastic bags, represented approximately 7% of sales in the three and six months ended June 30, 2004 and 2003.  Product delivery expenses include labor, fuel and vehicle rental expense related to products delivered by our own distribution network, as well as fees paid to distributors who deliver ice to our customers on our behalf.  Fuel purchased for delivery by our own distribution network represented approximately 3% of sales in the three and six months ended June 30, 2004, versus 2% in the three and six months ended June 30, 2003.  Expenses for independent third party distribution services represented approximately 5% and 4% of sales in the three and six months ended June 30, 2004, versus 4% in the three and six months ended June 30, 2003.  Utility expenses consist primarily of electricity used in connection with the manufacturing, storage and distribution processes and represented approximately 5% of sales in the three months ended June 30, 2004 and 2003 and 6% in the six months ended June 30, 2004 and 2003.  Ice Factory revenues do not increase our plant occupancy, delivery or utility costs, however, we do incur costs associated with customer service representatives and machine technicians which are included in our cost of sales.

Operating Expenses.  Our operating expenses are costs associated with selling, general and administrative functions.  These costs include executive officers’ compensation, office and administrative salaries, insurance, legal and other professional services and costs associated with leasing office space.  Labor costs, including associated payroll taxes and benefit costs, included in operating expenses represented approximately 6% of sales in the three months ended June 30, 2004 and 2003 and 8% in the six months ended June 30, 2004 and 2003.

Seasonality Risks.  Our results of operations are highly seasonal, characterized by peak demand during the warmer months of May through September, with an extended peak selling season in the southern United States.  As a result of this seasonality and the fixed costs in our business, the proportion of revenues earned in our ice and non-ice business segments and the ratio of costs to revenues in any given quarter are not necessarily indicative of the ratios for a full year.  Revenues within specific markets can also be affected by weather conditions, with cool or rainy weather negatively impacting demand and extremely hot weather increasing our costs as we respond to excess customer demand for our products.  Approximately 68%, 68% and 66% of our revenues occurred during the second and third calendar quarters in 2001, 2002 and 2003, respectively.  We believe that approximately 68% of our revenues will occur during the second and third calendar quarters in 2004.  As a result of seasonal revenue declines and a less than proportional decline in expenses during the first and fourth quarters, we typically experience lower profit margins resulting in losses during these periods. In addition, because a significant portion of our annual sales are generated during the second and third calendar quarters, our annual results of operations may fluctuate significantly if the weather during these periods is cool or rainy.

Acquisitions.  On October 1, 2003, we, acquired the “Service Ice” division of L.D. Plante, Inc. (“Service Ice”) for total consideration of $3.1 million (subject to customary post-closing adjustments).  Service Ice operated one ice manufacturing facility in Orlando, Florida and was the largest supplier of packaged ice in Orlando with annual revenues of approximately $3.8 million.  On November 6, 2003, we purchased all of the outstanding shares of capital stock of Triangle Ice Co., Inc. (“Triangle Ice”) for an aggregate purchase price of approximately $64.3 million (subject to customary post-closing adjustments).  Triangle Ice operates primarily in North and South Carolina and had annual revenues of approximately $30 million.  During the six months ended June 30, 2004, we completed six acquisitions for a total purchase price of $5.3 million.  Annual revenue associated with these acquisitions is approximately $5.9 million.

Facilities.   At June 30, 2004, we owned or operated 56 ice manufacturing facilities, 53 distribution centers, approximately 79,000 merchandisers (cold storage units installed at customer locations), approximately 3,000 Ice Factories, six refrigerated warehouses and one bottled water plant.  We had an aggregate daily ice manufacturing capacity of approximately 16,000 tons, the equivalent of 4.5 million seven pound bags of ice.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

	Successor	Predecessor
	Three Months Ended June 30,		Change from Last Year
	2004	2003	Dollars	%
	(in thousands)
Consolidated Results
Revenues	$88,529	$70,749	$17,780	25.1
Cost of sales	49,849	40,520	9,329	23.0
Gross profit	38,680	30,229	8,451	28.0
Operating expenses	8,779	7,316	1,463	20.0
Depreciation and amortization expense	5,716	5,919	(203)	(3.4)
Gain on dispositions of assets	—	(1)	1	(100.0)
Income from operations	24,185	16,995	7,190	42.3
Other income, net	—	41	(41)	(100.0)
Interest expense	(6,569)	(8,542)	(1,973)	(23.1)
Income before income taxes	$17,616	$8,494	$9,122	$107.4

Ice Operations:
Revenues	$83,941	$66,051	$17,890	27.1
Cost of sales	47,330	37,720	9,610	25.5
Gross profit	36,611	28,331	8,280	29.2
Operating expenses	8,363	6,759	1,604	23.7

Non-Ice Operations:
Revenues	$4,588	$4,698	$(110)	(2.3)
Cost of sales	2,519	2,800	(281)	(10.0)
Gross profit	2,069	1,898	171	9.0
Operating expenses	416	557	(141)	(25.3)

Revenues:  Revenues increased $17.8 million from the three months ended June 30, 2003 to the three months ended June 30, 2004.  This increase is primarily due to (i) the acquisitions of Service Ice and Triangle Ice in October 2003 and November 2003, respectively, and the six acquisitions closed during the six months ended June 30, 2004 (referred to collectively as the “2004 Acquisitions”), (ii) higher average selling prices and increased volume sales and (iii) changes in how we do business with certain of our distributors.  The acquisitions referred to above provided additional revenue of approximately $13.4 million in the three months ended June 30, 2004.  Approximately $3.2 million of the total revenue increase was driven by higher average selling prices and volume increases resulting from favorable weather conditions in the Eastern United Sates, offset by cooler and wetter than normal weather in Texas, Oklahoma and Colorado.  Approximately $1.3 million of the increase was due to changes in the terms under which we do business with certain of our distributors.  These modifications to our distributor business occurred primarily in the three months ended June 30, 2004 and also resulted in a corresponding increase in cost of sales.

Cost of Sales:  Cost of sales increased $9.3 million from the six months ended June 30, 2003 to the six months ended June 30, 2004.  This increase in cost of sales is primarily due to (i) approximately $6.7 million of costs in the three months ended June 30, 2004 associated with the operations of Service Ice, Triangle Ice and the 2004 Acquisitions, (ii) a $2.6 million increase in costs in our previously existing ice operations related to the increased volume sales noted above and increased fuel, energy and bag costs, offset by the elimination of $1.0 million of operating lease expenses associated with our Ice Factories and (iii) additional delivery expense of $1.3 million related to changes in the terms under which we do business with certain of our distributors.

Operating Expenses:  Operating expenses increased $1.5 million from the three months ended June 30, 2003 to the three months ended June 30, 2004.  This increase is primarily due to $1.0 million of costs in the three months ended June 30, 2004 attributable to the operations of Service Ice, Triangle Ice and the 2004 Acquisitions.  The remaining increase is primarily due to increased incentive compensation expense and insurance costs.

Depreciation and Amortization:  Depreciation and amortization decreased $0.2 million from the three months ended June 30, 2003 to the three months ended June 30, 2004.  This decrease is primarily due to the revaluation of our property and equipment in connection with the Merger on August 15, 2003, offset by additional depreciation and amortization expense of $0.8 million associated with the acquisitions completed after June 30, 2003.

Interest Expense:  Interest expense decreased $2.0 million from the three months ended June 30, 2003 to the three months ended June 30, 2004.  This decrease is primarily due to lower average outstanding borrowings under our line of credit and lower average interest rates, which resulted from the refinancing of our debt on August 15, 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

	Successor	Predecessor
	Six Months Ended June 30,		Change from Last Year
	2004	2003	Dollars	%
	(in thousands)
Consolidated Results
Revenues	$125,909	$103,316	$22,593	21.9
Cost of sales	78,357	66,311	12,046	18.2
Gross profit	47,552	37,005	10,547	28.5
Operating expenses	17,097	14,661	2,436	16.6
Depreciation and amortization expense	11,278	11,710	(432)	(3.7)
Gain on dispositions of assets	—	(11)	11	(100.0)
Income from operations	19,177	10,645	8,532	80.2
Other income, net	—	31	(31)	(100.0)
Interest expense	(13,246)	(16,902)	(3,656)	(21.6)
Income (loss) before income taxes	$5,931	$(6,226)	$12,157	$195.3

Ice Operations:
Revenues	$117,522	$94,185	$23,337	19.4
Cost of sales	73,580	60,483	13,097	15.3
Gross profit	43,942	33,702	10,240	36.5
Operating expenses	16,203	13,398	2,805	18.1

Non-Ice Operations:
Revenues	$8,387	$9,131	$(744)	(8.1)
Cost of sales	4,777	5,828	(1,051)	(18.0)
Gross profit	3,610	3,303	307	9.3
Operating expenses	894	1,263	(369)	(29.2)

Revenues:  Revenues increased $22.6 million from the six months ended June 30, 2003 to the six months ended June 30, 2004.  This increase is primarily due to (i) the acquisitions of Service Ice, Triangle Ice the 2004 Acquisitions, (ii) higher average selling prices and increased volume sales and (iii) changes in how we do business with certain of our distributors.  The acquisitions referred to above provided additional revenue of approximately $17.5 million in the six months ended June 30, 2004.  Approximately $4.2 million of the total revenue increase was driven by higher average selling prices and volume increases resulting from favorable weather conditions in the Eastern United Sates during the months of May and June, offset by cooler and wetter than normal weather in Texas, Oklahoma and Colorado during the three months ended June 30, 2004.  Approximately $1.6 million of the increase was due to changes in the terms under which we do business with certain of our distributors.  These modifications to our distributor business occurred primarily in the three months ended June 30, 2004 and also resulted in a corresponding increase in cost of sales.  Offsetting the improved revenues in our ice business was a revenue decline of $0.7 million in our non-ice operations.  The decline was caused primarily by a reduction in volumes in our cold storage operations as a result of the restructuring of a certain customer contract in the second quarter of 2003.

Cost of Sales:  Cost of sales increased $12.0 million from the six months ended June 30, 2003 to the six months ended June 30, 2004.  This increase in cost of sales is primarily due to (i) approximately $10.0 million of costs in the six months ended June 30, 2004 associated with the Service Ice, Triangle Ice and 2004 Acquisitions, (ii) a $3.4 million increase in costs in our previously existing ice operations related to the increased volume sales noted above and increased fuel, energy and bag costs, which was offset by the elimination of $1.9 million of operating lease expenses associated with our Ice Factories and (iii) additional delivery expense of $1.6 million related to changes in the terms under which we do business with certain of our distributors.  Offsetting these increases in costs was a $1.1 million decrease in costs of sales associated with our non-ice operations.  The decrease in costs in our non-ice operations is due to the restructuring of a certain cold storage customer contract in the second quarter of 2003, which resulted in a reduction in cold storage volumes and the closure of a warehouse, and the elimination of certain operating lease expenses in our bottled water operation as a result of the purchase of certain leased equipment in November 2003.

Operating Expenses:  Operating expenses increased $2.4 million from the six months ended June 30, 2003 to the six months ended June 30, 2004.  This increase is primarily due to approximately $1.9 million of costs in the six months ended June 30, 2004 attributable to the ice operations acquired since June 30, 2003 and an increase in incentive compensation expense.

Depreciation and Amortization:  Depreciation and amortization decreased $0.4 million from the six months ended June 30, 2003 to the six months ended June 30, 2004.  This decrease is primarily due to the revaluation of our property and equipment in connection with the Merger on August 15, 2003, offset by additional depreciation and amortization expense of $1.6 million associated with the acquisitions completed after June 30, 2003.

Interest Expense:  Interest expense decreased $3.7 million from the six months ended June 30, 2003 to the six months ended June 30, 2004.  This decrease is primarily due to lower average outstanding borrowings under our line of credit and lower average interest rates, which resulted from the refinancing of our debt on August 15, 2003.

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

During the six months ended June 30, 2004, capital expenditures totaled $8.0 million.  We estimate that our capital expenditures for 2004 will approximate $16 million, which includes any capital expenditures required by the 2004 Acquisitions, and will primarily be used to maintain and expand our traditional ice operations.  There can be no assurance that capital expenditures will not exceed this estimate.  As we have consolidated acquisitions into the existing company infrastructure, we have identified non-core and excess assets which can be disposed of.  From time to time, we also dispose of other assets which are no longer useful in our operations.  As a result of dispositions of these non-core and excess assets, we realized proceeds of approximately $2.2 million in the six months ended June 30, 2004 and estimate that we will generate total proceeds of approximately $2.5 million to $3.0 million in 2004.  We have increased our expectations for total 2004 capital expenditures and proceeds from dispositions as a result of the better than forecasted results from the sale of certain excess facilities in the three months ended June 30, 2004.  However, our expectation for net capital expenditures for the full year 2004 remains unchanged at $13.0 million to $13.5 million.

During the six months ended June 30, 2004, we completed the acquisition of six small ice companies for a total cash purchase price of approximately $5.3 million.  We will continue to evaluate small acquisition opportunities as they become available.  In conjunction with these evaluations, we will consider our liquidity, availability under our revolving line of credit, mandatory principal repayments under our debt agreements and availability of other capital resources.

Cash Flows for the Six Months Ended June 30, 2004 and 2003

Net cash provided by operating activities was $1.0 million in the six months ended June 30, 2004, as compared to a use of cash by operations of $9.2 million during the six months ended June 30, 2003.  The increase from 2003 to 2004 was primarily the result of significantly improved results of operations.  During the six months ended June 30, 2003, we reported a net loss to common shareholders of $8.3 million, compared to net loss to common shareholders of $2.6 million in the six months ended June 30, 2004.

Net cash used in investing activities was $11.0 million and $4.9 million in the six months ended June 30, 2004 and 2003, respectively.  The increase in cash used by investing activities from 2003 to 2004 is primarily due to the expenditure of $5.3 million in the six months ended June 30, 2004 for six small acquisitions of ice companies.  Additionally, there was a net increase of $0.8 million in cash used for normal capital expenditures (an additional $1.9 million spent for capital additions, offset by an increase in proceeds from dispositions of property and equipment of $1.1 million).

Net cash provided by financing activities was $3.8 million and $13.8 million in the six months ended June 30, 2004 and 2003, respectively.  Net borrowings under our line of credit decreased from $13.8 million in the six months ended June 30, 2003 to $5.3 million in the six months ended June 30, 2004 due to the net decrease in cash flows used in operating activities discussed above and the higher balance of cash on hand at the beginning of the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.  Cash on hand was $12.8 million and $6.5 million at December 31, 2003 and 2002, respectively.  In the six months ended June 30, 2004, we also incurred $0.5 million of debt issuance costs in connection with the execution of the second amendment to our credit facility and made principal payments on our debt that were $0.9 million greater than in the six months ended June 30, 2003.

Long-term Debt and Other Obligations

Overview.  At June 30, 2004, we had approximately $335.3 million of total debt outstanding as follows:  $151.0 million of Reddy Group’s 8-7/8% senior notes due August 1, 2011 (net of discount of $1.0 million);  $178.7 million outstanding term loans under Reddy Group’s senior credit facility which matures on August 15, 2009; $5.3 million outstanding on Reddy Group’s line of credit which matures on August 15, 2008; and $0.3 million of other debt.

Senior Subordinated Notes.  On July 17, 2003, we issued $152.0 million of 8-7/8% senior subordinated notes.  These notes were issued in connection with a private placement offering and were subsequently registered with the Securities & Exchange Commission.  The 8-7/8% senior subordinated notes were sold at 99.297% of the stated principal amount, which resulted in net proceeds of $150.9 million.  Interest on the 8-7/8% senior subordinated notes is payable semiannually on February 1 and August 1, with such payments having commenced on February 1, 2004.  The 8-7/8% senior subordinated notes are unsecured obligations of Reddy Group and are:

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

Senior Credit Facility.  On August 15, 2003, Reddy Group entered into a $170 million senior credit facility, with the lenders being a syndicate of banks, financial institutions and other entities, including Credit Suisse First Boston as Administrative Agent, Canadian Imperial Bank of Commerce and Bear Stearns Corporate Lending, Inc.  The credit facility provides for a six-year term loan in the amount of $135 million and a five-year revolving credit facility in the amount of $35 million.  Proceeds of the term loan were used to consummate the Merger as previously discussed.  On October 17, 2003, the senior credit facility was amended to, among other things, allow for an additional term loan of $45 million to consummate the Triangle Ice acquisition, which was completed on November 6, 2003.  The new term loan contains substantially all the same terms, conditions and financial covenants as the original term loan.

At June 30, 2004, we had $20.4 million of availability under the line of credit, net of outstanding standby letters of credit of $9.3 million.  The standby letters of credit are used primarily to secure certain insurance obligations.  As our insurance policies are renewed in 2004 with our current carrier, we will be required to increase the balances of the standby letters of credit by approximately $2.6 million.  During the remainder of 2004, we will also be working with certain former insurance carriers to reduce the amount of standby letters of credit that we maintain for their benefit.  At this time, we cannot estimate what amount of reduction, if any, we will be able negotiate with those former insurance carriers.

Principal balances outstanding under the line of credit bear interest per annum, at our option, at the sum of the base rate plus the applicable margin or LIBOR plus the applicable margin. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%.  The applicable margin is different for revolving and term loans and varies depending on our leverage ratio.  On February 20, 2004, the senior credit facility was amended to reduce the applicable margin on term loans by 0.5%.  At June 30, 2004, the weighted average interest rate of borrowings outstanding under the senior credit facility was 3.9%.  Interest on base rate loans is payable on the last day of each quarter.  Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the LIBOR loan exceeds 90 days.

The terms of the senior credit facility prohibit Reddy Group from paying dividends and otherwise transferring assets to Reddy Holdings, except for certain limited dividends, the proceeds of which must be used to maintain Reddy Holdings’ corporate existence.

The senior credit facility requires that beginning in 2004, we will repay all borrowings under the line of credit and maintain a zero outstanding balance for a period of 30 consecutive calendar days during each year.  This requirement for 2004 was met on August 10, 2004.  The term loan amortizes in quarterly installments over a five-year period in an annual aggregate amount equal to 1% of the original balance, with any remaining unpaid balance to be repaid in the sixth year in equal, quarterly installments.  Subject to certain conditions, mandatory repayments of the line of credit and term loan are required to be made with portions of the proceeds from (1) asset sales, (2) the issuance of debt securities, (3) an initial public offering of stock of Reddy Holdings and (4) insurance and condemnation awards.  Furthermore, within 100 days after close of each fiscal year (beginning with the close of the 2004 fiscal year), a mandatory prepayment of the term loan is required based on a percentage of Reddy Group’s annual excess cash flow, as defined in the senior credit facility.  The percentage is based on Reddy Group’s leverage ratio at the end of such fiscal year and ranges from 25% to 75%.  The senior credit facility contains financial covenants which include limitations on capital expenditures and the maintenance of certain financial ratios, as defined in the credit agreement, and is collateralized by substantially all of its assets and the capital stock of it and all of its current subsidiaries.  At June 30, 2004, we were in compliance with these covenants.

Interest Rate Collar Agreement.  On November 28, 2000, we entered into an interest rate collar agreement.  If the Index Rate (30-day LIBOR, as defined in the collar agreement) exceeds 7.75%, we will receive the difference between the Index Rate and 7.75%.  If the Index Rate falls below 5.75%, we will pay the difference plus 1%.  Any amounts payable or receivable are settled monthly.  The collar agreement has a notional amount of $50.0 million and a term of 4 years.  When our debt was refinanced on August 15, 2003, $0.3 million of amounts previously deferred in “accumulated other comprehensive income” on the balance sheet were written off as the hedged, forecasted transaction was no longer deemed probable of occurring.  The collar agreement was redesignated as a hedge of the senior credit facility, with subsequent changes in fair value deferred in other comprehensive income.  If we had been required to settle the collar agreement as of June 30, 2004, we would have had to pay $1.0 million plus accrued interest of $0.2 million.  We are exposed to credit risk in the event of nonperformance by the counterparty to the collar agreement, however, we anticipate that the counterparty will fully perform its obligations under the collar agreement.

Liquidity Outlook.  Based on our expected level of operations, we believe that cash flow from operations, together with available borrowings under our line of credit, will be adequate to meet our future liquidity needs for at least the next twelve months.  As of August 12, 2004, we had approximately $25.6 million of availability under our line of credit and had no balance outstanding.  We expect availability under the line of credit may decrease by up to approximately $2.6 million throughout the remainder of 2004 as our outstanding standby letters of credit increase as result of the requirements of our insurance policy renewals.  However, this reduction may be more than offset by decreases in standby letters of credit that we will be attempting to negotiate with certain former insurance carriers during the remainder of 2004.

Due to the seasonal nature of our business, we record the majority of our sales and profits during the months of May through September.  The majority of the cash generated from those operations is received between July and November. We have already used a portion of such cash flow to repay all amounts outstanding under the line of credit and expect to generate sufficient cash for the remainder of 2004 to fund current capital expenditures, service our debt (including principal and interest payments) and build up cash on hand.  We anticipate that a significant portion of such cash flow will be used in early 2005 to repay amounts outstanding under the senior credit facility as required by mandatory prepayment provisions in the senior credit facility.

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

We are highly leveraged and have significant debt service obligations.  As of June 30, 2004, we had total debt of approximately $335.3 million and total shareholders’ equity of $196.5 million.  Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to repay principal amounts or interest when due or repay other amounts due in respect of our indebtedness.

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

We acquired Service Ice in October 2003 and Triangle Ice in November 2003.  These acquisitions have been integrated into our operations.  Although the integration efforts are complete, these operations have only been a part of our company for a relatively short period of time and may still result in potential disruption to our business and the diversion of management’s time and attention.  Through the first six months of 2004, we have completed 6 additional acquisitions.  Although the size of the recently acquired operations is not significant, they may still be source of disruption for our business and diversion for our management.  Material disruptions or diversions due to these acquisitions, particularly in the case of Triangle Ice, could have a material adverse effect on our business.

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

We are controlled by our sponsors and their affiliates, whose interests in our business may be different from our note holders.

By reason of our sponsors’ and their affiliates’ ownership of us and their collective ability, pursuant to a stockholders agreement among our stockholders, to designate a majority of the members of the board of directors, our sponsors will control actions to be taken by us and our board of directors, including amendments to our certificate of incorporation and by-laws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets.  The interests of our sponsors and their affiliates may differ from those of the holders of the 8-7/8% senior subordinated notes in material respects.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risks

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.  Our main market risk exposure category is interest rate risk.

On November 28, 2000, we entered into an interest rate collar agreement (the “Collar Agreement”).  The Collar Agreement has a notional amount of $50 million and a term of 4 years.  If the Index Rate (30-day LIBOR, as defined in the Collar Agreement) exceeds 7.75%, we will receive the difference between the Index Rate and 7.75%.  If the Index Rate falls below 5.75%, we will pay the difference plus 1%.  If we had been required to settle the Collar Agreement as of June 30, 2004, we would have had to pay $1.0 million plus accrued interest of $0.2 million.

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

As of June 30, 2004, the senior credit facility had an outstanding principal balance of $183.9 million at a weighted average interest rate of 3.9% per annum.  Due to our interest rate collar agreement, the effect of a change in interest rates on our interest expense depends on the level of LIBOR rates.  At June 30, 2004, the 30-day LIBOR rate was 1.4%.

The following table shows the approximate annual increase in interest expense given the current principal balances on all of our debt if LIBOR were to increase by 1% from the initial levels indicated below:

Initial LIBOR Rate	Increase in the LIBOR rate	Estimated Annual Impact
		(in thousands)

Less than or equal to 4.5%	1%	$1,287

Greater than 4.5%, less than or equal to 5.75%	1%	$1,537

Greater than 5.75%, less than or equal to 6.75%	1%	$1,787

Greater than 6.75%, less than or equal to 7.75%	1%	$1,537

Greater than 7.75%	1%	$1,287

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the Company and its subsidiaries is communicated to the chief executive officer and the chief financial officer.  Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2004, our disclosure controls and procedures are effective to ensure that information disclosed by us in reports that we file or submit with the Securities Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting during the second quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are from time to time party to legal proceedings that arise in the ordinary course of business.  We do not believe that the resolution of any such threatened or pending legal proceedings will have a material adverse affect on our financial position, results of operations or liquidity.

We are a party to a lawsuit in connection with an ammonia release at our Baton Rouge, Louisiana manufacturing facility in June 2001.  The case, which is a consolidation of seven lawsuits, is titled Wallace Acey, Jr. et al vs. Reddy Ice Corporation and was reported on our Form 10-K for the fiscal year ended December 31, 2003.  Since that report, there have been no material developments.

We are a party to two lawsuits filed in connection the Merger.  The first lawsuit was filed on May 23, 2003 and is titled Cause No. CC-03-06056-A; Glenn Robbins, On Behalf of Himself and All Others Similarly Situated, and Derivatively on Behalf of Packaged Ice, Inc. vs. William P. Brick, Jimmy C. Weaver, A.J. Lewis III, Tracy L. Noll, Robert G. Miller, Steven P. Rosenberg and Richard A. Coonrod, Defendants, and Packaged Ice, Inc., a Texas corporation.  The second lawsuit was filed on May 23, 2003 and is titled Cause No. CC-03-06055-C, Imperial County, On Behalf of Itself and All Others Similarly Situated, and Derivatively on Behalf of Packaged Ice, Inc. vs. William P. Brick, Jimmy C. Weaver, A.J. Lewis III, Tracy L. Noll, Robert G. Miller, Steven P. Rosenberg and Richard A. Coonrod, Defendants, and Packaged Ice, Inc., a Texas corporation.  The two lawsuits are identical adversarial proceedings filed by two shareholders on their own behalf, on behalf of a purported class, and derivatively on behalf of Packaged Ice, Inc., now known as Reddy Ice Group, Inc.  The plaintiffs allege various breaches of fiduciary duty by our Board of Directors and unjust enrichment related to the Merger.  The claims allege that we failed to maximize shareholder value in the Merger transaction.  These cases were reported on our Form 10-K for the fiscal year ended December 31, 2003.  Since that report, the court has entered a scheduling order setting discovery and other case management deadlines and a trial date for May 2005.  Otherwise, there have been no material developments since that report.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

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

†                                                      Filed herewith.

(b)  Reports on Form 8-K:

We furnished a report on Form 8-K to the Securities & Exchange Commission on May 14, 2004 to provide:  (i) a copy of our press release issued on May 11, 2004 to announce (a) its financial results for the quarter ended March 31, 2004 and (b) our earnings guidance for the second quarter ending June 30, 2004 and the twelve months ending December 31, 2004 and (ii) a copy of the transcript of our conference call held with investors on May 11, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDY ICE HOLDINGS, INC.

Date: August 12, 2004	By:	/s/ WILLIAM P. BRICK
William P. Brick
Chief Executive Officer

Date: August 12, 2004	By:	/s/ STEVEN J. JANUSEK
Steven J. Janusek
Chief Financial and Accounting Officer