Form 10-Q
period 2004-09-30
REDDY ICE HOLDINGS INC
filed 2004-11-10
CIK 1268984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-110442-04

REDDY ICE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	56-2381368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8750 N. CENTRAL EXPRESSWAY, SUITE 1800 DALLAS, TEXAS 75231
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

The number of shares of registrant’s common stock outstanding as of November 8, 2004 was 99,175.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2004

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2004 (Successor)(unaudited) and December 31, 2003 (Successor)

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 (Successor), the three months ended September 30, 2003 (Successor) and the period from May 8, 2003 (Date of Inception) to September 30, 2003 (Successor), the period from July 1, 2003 to August 14, 2003 (Predecessor) and the period from January 1, 2003 to August 14, 2003 (Predecessor) (each unaudited)

Condensed Consolidated Statement of Shareholders’ Equity as of September 30, 2004 (Successor) (Unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 (Successor), the period from May 8, 2003 through September 30, 2003 (Successor) and the period from January 1, 2003 to August 14, 2003 (Predecessor) (each unaudited)

Notes to the Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

INDEX TO EXHIBITS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(SUCCESSOR)

ASSETS

	September 30, 2004	December 31, 2003
	unaudited
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$27,532	$12,801
Accounts receivable, net	37,133	18,032
Inventories	8,989	7,846
Prepaid expenses	2,585	1,952
Assets held for sale	790	790
Total current assets	77,029	41,421
PROPERTY AND EQUIPMENT, net	232,689	233,440
GOODWILL AND OTHER INTANGIBLES, net	325,746	339,465
OTHER ASSETS	10	10
TOTAL	$635,474	$614,336

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term obligations	$1,868	$1,859
Line of credit	—	—
Accounts payable	17,169	11,237
Accrued expenses	14,522	20,674
Total current liabilities	33,559	33,770
LONG-TERM OBLIGATIONS	327,782	329,088
DEFERRED TAX LIABILITIES, net	60,160	60,160
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, 12% Cumulative, Series A, $0.01 par value – 100,000 shares authorized, 99,175 and 99,050 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	1	1
Common stock, $0.01 par value; 300,000 shares authorized; 99,175 and 99,050 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	1	1
Additional paid-in capital	203,415	193,568
Unearned compensation	(312)	(437)
Retained earnings (deficit)	7,895	(2,713)
Accumulated other comprehensive income	2,973	898
Total shareholders’ equity	213,973	191,318
TOTAL	$635,474	$614,336

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Successor	Successor	Predecessor	Successor	Successor	Predecessor
	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	July 1 to August 14, 2003	Nine Months Ended September 30, 2004	Period May 8, 2003 (Date of Inception) to September 30, 2003	January 1 to August 14, 2003
	(in thousands)
Revenues	$106,507	$38,641	$47,953	$232,416	$38,641	$151,269
Cost of sales	58,690	21,523	25,331	137,047	21,523	91,642
Gross profit	47,817	17,118	22,622	95,369	17,118	59,627
Operating expenses	8,728	4,110	3,936	25,825	4,110	18,598
Depreciation and amortization expense	5,824	2,377	2,819	17,102	2,377	14,528
Gain on disposition of assets	—	—	—	—	—	(11)
Income from operations	33,265	10,631	15,867	52,442	10,631	26,512
Other income (expense), net	(12)	—	84	(12)	—	116
Interest expense	(6,595)	(3,800)	(4,160)	(19,841)	(3,800)	(21,063)
Income before income taxes	26,658	6,831	11,791	32,589	6,831	5,565
Income tax expense	10,130	—	—	12,384	—	—
Net income before preferred dividends	16,528	6,831	11,791	20,205	6,831	5,565
Preferred dividends	3,295	1,473	533	9,597	1,473	2,566
Net income available to common shareholders	$13,233	$5,358	$11,258	$10,608	$5,358	$2,999

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(SUCCESSOR)

(Unaudited)

								Accumulated
	Number of Shares		Par Value		Additional		Retained	Other
	Preferred	Common	Preferred	Common	Paid-In	Unearned	Earnings	Comprehensive
	Stock	Stock	Stock	Stock	Capital	Compensation	(Deficit)	Income	Total
	(in thousands)

Balance at January 1, 2004	99	99	$1	$1	$193,568	$(437)	$(2,713)	$898	$191,318
Sale of common and preferred stock	—	—	—	—	250	—	—	—	250
Dividends on 12% cumulative preferred stock	—	—	—	—	9,597	—	(9,597)	—	—
Amortization of unearned compensation	—	—	—	—	—	125	—	—	125
Comprehensive income:
Net income	—	—	—	—	—	—	20,205	—	20,205
Change in fair value of derivative liability	—	—	—	—	—	—	—	2,075	2,075
Total comprehensive income	—	—	—	—	—	—	—	—	22,280
Balance at September 30, 2004	99	99	$1	$1	$203,415	$(312)	$7,895	$2,973	$213,973

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Successor	Successor	Predecessor
	Nine Months Ended September 30, 2004	May 8, 2003 (Date of Inception) to September 30, 2003	January 1 to August 14, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income available to common shareholders	$10,608	$5,358	$2,999
Adjustments to reconcile net income available to common shareholders to net cash provided by (used in) operating activities:
Preferred dividends	9,597	1,473	2,566
Depreciation and amortization	17,102	2,377	14,528
Amortization deferred debt costs and debt discount	1,805	316	23
Gain on disposition of assets	—	—	(11)
Deferred income taxes	12,384	—	—
Amortization of unearned compensation	125	22	—
Changes in assets and liabilities:
Accounts receivable, inventory and prepaid assets	(20,840)	8,213	(18,816)
Accounts payable and accrued expenses	1,492	(5,440)	(6,136)
Net cash provided by (used in) operating activities	32,273	12,319	(4,847)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(12,525)	(10,201)	(7,848)
Proceeds from disposition of assets	2,268	—	1,236
Acquisition of Packaged Ice, Inc., net of cash acquired	—	(124,570)	—
Cost of acquisitions	(5,653)	—	—
Net cash used in investing activities	(15,910)	(134,771)	(6,612)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of Packaged Ice, Inc. stock options	—	—	19
Proceeds from the issuance of common and preferred stock	250	187,600	—
Distributions to shareholders	—	(7,635)	—
Proceeds from the issuance of debt	—	285,932	—
Deferred debt costs	(485)	(12,734)	—
Borrowings (repayments) under the line of credit, net	—	(11,691)	11,691
Repayment of debt	(1,397)	(305,025)	(45)
Net cash provided by (used in) financing activities	(1,632)	136,447	11,665

NET INCREASE IN CASH AND EQUIVALENTS	14,731	13,995	206
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,801	—	6,500
CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,532	$13,995	$6,706

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$21,883	$2,045	$31,164
Borrowings under the line of credit	$33,750	$—	$151,185
Repayments under the line of credit	$(33,750)	$(11,691)	$(139,494)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of restricted common and preferred stock	$—	$500	$—
Change in fair value of derivative liability	$(2,075)	$(143)	$(1,579)
Long-term debt incurred to purchase property and equipment and intangible assets	$—	$—	$201

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

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

Reddy Ice Holdings, Inc., a Delaware corporation (the “Parent” or “Reddy Holdings”), and its wholly owned subsidiary, Cube Acquisition Corp. (“Cube”), a Texas corporation, were formed on behalf of Trimaran Fund Management LLC (“Trimaran”) and Bear Stearns Merchant Banking (“Bear Stearns”) on May 8, 2003 for the purpose of acquiring Packaged Ice, Inc. (“Packaged Ice”) and effecting certain capital transactions in connection with such acquisition.  On August 15, 2003, Cube merged with and into Packaged Ice, with Packaged Ice being the surviving corporation.  As a result of the merger, Packaged Ice was delisted from the American Stock Exchange.  The Parent and Cube conducted no operations during the period from May 8, 2003 through August 14, 2003.  In connection with the merger, Packaged Ice was renamed Reddy Ice Group, Inc. (“Reddy Group”).  The Parent and its wholly owned subsidiary Reddy Group are referred to collectively herein as the “Company” or “Successor”.  Packaged Ice prior to the merger on August 15, 2003 is referred to as the “Predecessor”.  As a result of purchase accounting, the Predecessor balances and amounts presented in these consolidated financial statements and footnotes may not be comparable to the Successor balances and amounts.

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

During the nine months ended September 30, 2004, the Company completed seven acquisitions for an aggregate purchase cost of $5.7 million (referred to collectively as the “2004 Acquisitions”).  The excess of the aggregate purchase price over the net assets acquired of $2.3 million was allocated to goodwill and other intangible assets.  Other intangible assets were comprised of customer lists, which are being amortized over useful lives of 15 to 30 years.

The results of operations of Service Ice and Triangle Ice are included in the Company’s consolidated results of operations from October 1, 2003 and November 1, 2003, respectively.  The results of operations of the 2004 Acquisitions are included in the Company’s consolidated results of operations from the date of each acquisition, which range from March 1, 2004 to September 30, 2004.  The following unaudited pro forma information presents (i) the combined consolidated results of operations of the Successor and Predecessor for the three and nine months ended September 30, 2003 as if the acquisitions of Packaged Ice, Service Ice, Triangle Ice and the 2004 Acquisitions had occurred on January 1, 2003 and (ii) the Successor’s consolidated results of operations for the three and nine months ended September 30, 2004 as if the 2004 Acquisitions had all occurred on January 1, 2004:

	Successor	Combined	Successor	Combined
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)

Revenues	$106,527	$103,247	$233,150	$222,337
Net income available to common shareholders(1)	13,535	24,881	11,491	22,286

(1)   Net income available to common shareholders for the three and nine months ended September 30, 2004 includes a provision for income taxes of $10.3 million and $12.9 million, respectively.  No provision for income taxes has been provided for in the combined three and nine months ended September 30, 2003.

Certain of the 2004 Acquisitions provide for additional consideration to be paid to the sellers in the event the acquired operations meet certain performance targets in the twelve month period following the closing of the transaction.  The maximum amount payable is $0.5 million, of which $0.3 million has been accrued in accordance with SFAS No. 141.

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

	September 30, 2004	December 31, 2003
	(in thousands)

Raw materials and supplies	$1,436	$6,310
Finished goods	7,553	1,536
Total	$8,989	$7,846

4.  Accrued Expenses

	September 30, 2004	December 31, 2003
	(in thousands)

Accrued compensation and employee benefits	$5,545	$8,090
Accrued interest	2,499	6,346
Accrued property and sales taxes	2,751	1,128
Accrued utilities	1,883	1,029
Derivative liability	389	2,464
Other	1,455	1,617
Total	$14,522	$20,674

5.  Line of Credit and Long-Term Obligations

On July 17, 2003, Cube completed the sale of $152 million of 8 7/8% Senior Subordinated Notes due August 1, 2011 (the “Senior Notes”).  The Senior Notes were issued in connection with a private placement offering and were subsequently registered with the SEC.  The Senior Notes were sold at 99.297% of the stated principal amount, which resulted in net proceeds of $150.9 million.  At the closing of the merger on August 15, 2003, Reddy Group assumed Cube’s obligations under the Senior Notes and the related indenture and received the net proceeds of the offering.  The net proceeds were used to consummate the merger as discussed in Notes 1 and 2, which included the repayment of the Predecessor’s $255 million aggregate principal amount of 9-3/4% senior notes due February 1, 2005 and the outstanding balance of $61.7 million under its bank credit facility.

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

The Senior Notes include customary covenants that restrict, among other things, the ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets, or enter into various transactions with affiliates.  Prior to August 1, 2006, Reddy Group may redeem up to 35% of the principal amount of the Senior Notes at a redemption price of 108.875% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, with funds raised in specified equity offerings.  On or after August 1, 2007, Reddy Group may redeem all or a portion of the Senior Notes at a pre-determined redemption price plus any accrued interest.  The redemption price, as a percentage of the outstanding principal amount, is 104.438% in 2007, 102.219% in 2008 and 100.000% in 2009 and subsequent years.  If Reddy Group experiences a change of control and does not elect to redeem the outstanding Senior Notes as previously described, Reddy Group will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the outstanding principal amount plus accrued interest.

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

On October 27, 2004, Reddy Holdings issued $151 million of 10 1/2% Senior Discount Notes due 2012 (the “Discount Notes”) in a private placement offering pursuant to an exemption from registration under the Securities Act of 1933.  The Discount Notes were sold at 66.333% of the stated principal amount, which resulted in net proceeds of $100.2 million.  Each Discount Note has an initial accreted value of $663.33 per $1,000 principal amount at maturity.  The accreted value of each Discount Note will increase from the date of issuance until November 1, 2008 at a rate of 10 1/2% per annum such that the accreted value will equal the stated principal amount at maturity on November 1, 2008.  Thereafter cash interest will accrue and be payable semi-annually at a rate of 10 1/2% per annum.

The Discount Notes are unsecured obligations of Reddy Holdings and are:

•                  not guaranteed by any of Reddy Holdings’ subsidiaries;

•                  senior in right of payment to all of Reddy Holdings’ future subordinated indebtedness;

•                  equal with any of Reddy Holdings’ existing and future unsecured senior indebtedness;

•                  effectively subordinated to Reddy Holdings’ existing and future secured debt, including Reddy Holdings’ guarantee of Reddy Group’s senior credit facility; and

•                  structurally subordinated to all obligations and preferred equity of Reddy Holdings’ subsidiaries.

The Discount Notes include customary covenants that restrict, among other things, the ability to incur additional debt or issue certain preferred stock, pay dividends or redeem, repurchase or retire our capital stock or subordinated indebtedness, make certain investments, incur liens, enter into arrangements that restrict dividends from our subsidiaries, merge or sell all or substantially all of the assets or enter into various transactions with affiliates.  Prior to November 1, 2007, Reddy Holdings may redeem up to 35% of the principal amount of the Discount Notes at a redemption price of 110.5% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, with funds raised in equity offerings that are specified in the indenture governing the Discount Notes.  If a change of control occurs on or prior to November 1, 2007, Reddy Holdings may, at it’s option, redeem all, but not less than all, of the Discount Notes at a redemption price equal to the sum of (i) the accreted value of the notes as of the redemption date, (ii) a premium equal to 125% of one year’s coupon payment and (iii) any accrued and unpaid interest to the date of redemption.  If Reddy Holdings experiences a change of control and does not elect to make the optional redemption described in the previous sentence, Reddy Holdings will be required to make an offer to repurchase the Discount Notes at a price equal to 101% of their accreted value, plus accrued and unpaid interest, if any, to the date of purchase.

The Discount Notes are subject to registration with the SEC pursuant to the Registration Rights Agreement (the “Rights Agreement”) entered into at the time of issuance.  Pursuant to the Rights Agreement, Reddy Holdings will, within 150 days after the issuance date, file a registration statement with the SEC to exchange the Discount Notes for new notes of Reddy Holdings having terms substantially identical in all material respects to the Discount Notes.  Reddy Holdings must also use its commercially reasonable efforts to cause the registration statement to be declared effective within 240 days after the issuance date.

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

At September 30, 2004, the Company had $25.7 million of availability under the Line of Credit, net of outstanding standby letters of credit of $9.3 million.  The standby letters of credit are used primarily to secure certain insurance obligations.

Principal balances outstanding under the Credit Facility bear interest per annum, at Reddy Group’s option, at the sum of the base rate plus the applicable margin or LIBOR plus the applicable margin.  The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%.  The applicable margin is different for revolving and term loans and varies depending on Reddy Group’s leverage ratio.  On February 20, 2004, the Credit Facility was amended to reduce the applicable margin on term loans by 0.5%.  At September 30, 2004, the weighted average interest rate of borrowings outstanding under the Credit Facility was 4.3%.  Interest on base rate loans is payable on the last day of each quarter.  Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days.  Reddy Group pays a quarterly fee on the average availability under the Line of Credit based on an annual rate of 0.5%.

The Credit Facility requires that beginning in 2004, Reddy Group will repay all borrowings under the Line of Credit and maintain a zero outstanding balance for a period of 30 consecutive calendar days during each year.  This requirement for 2004 was met on August 10, 2004.  The Term Loans amortize in quarterly installments over a five-year period in an annual aggregate amount equal to 1% of the original balance, with any remaining unpaid balance to be repaid in the sixth year in equal, quarterly installments.  Subject to certain conditions, mandatory repayments of the Line of Credit and Term Loans are required to be made with portions of the proceeds from (1) asset sales, (2) the issuance of debt securities (3) an initial public offering of stock of the Parent,  and (4) insurance and condemnation awards.  In the event of a change in control, as defined in the Credit Facility, all amounts outstanding will become due and payable immediately.  Furthermore, within 100 days after close of the each fiscal year (beginning with the close of the 2004 fiscal year), a mandatory prepayment of the Term Loans is required in an amount equal to a certain percentage of Reddy Group’s annual excess cash flow, as defined in the Credit Facility.  The percentage is based on Reddy Group’s leverage ratio at the end of such fiscal year and ranges from 25% to 75%.  In connection with the offering of the Discount Notes discussed above, Reddy Group amended the Credit Facility on October 27, 2004 to permit certain related transactions (see Note 11).  In addition to allowing those related transactions, the amendment modified the calculation of Reddy Group’s excess cash flow for 2004 such that a mandatory prepayment based on Reddy Group’s 2004 results is not expected to be required.

The Credit Facility contains financial covenants which include limitations on capital expenditures and the maintenance of certain financial ratios, as defined in the Credit Facility, and is collateralized by substantially all of Reddy Group’s assets and the capital stock of all of its significant subsidiaries.  At September 30, 2004, Reddy Group was in compliance with these covenants.

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

If Reddy Group had been required to settle the Collar Agreement as of September 30, 2004, it would have had to pay $0.4 million plus accrued interest of $0.2 million.  Reddy Group is exposed to credit risk in the event of nonperformance by the counterparty to the Collar Agreement, however it anticipates that the counterparty will fully perform its obligations under the Collar Agreement.

At September 30, 2004 and December 31, 2003, long-term obligations consisted of the following:

	September 30, 2004	December 31, 2003
	(in thousands)

8 7/8% Senior Notes	$152,000	$152,000
Less: Unamortized debt discount on 8 7/8% Senior Notes	(913)	(1,013)
Credit facility – term loans	178,200	179,550
Other	363	410
Total long-term obligations	329,650	330,947
Less: Current maturities	1,868	1,859
Long-term obligations, net	$327,782	$329,088

6.  Capital Stock

Common Stock.  The Parent is authorized to issue up to 300,000 shares of common stock, par value $0.01 per share.  Holders of the Parent common stock are entitled to one vote per share on all matters to be voted on by shareholders and are entitled to receive dividends, if any, as may be declared from time to time by the Board of Directors of the Parent.  Upon any liquidation or dissolution of the Parent, the holders of common stock are entitled, subject to any preferential rights of the holders of preferred stock, to receive a pro rata share of all of the assets remaining available for distribution to shareholders after payment of all liabilities.  As of September 30, 2004, 11,434 shares of common stock were reserved for issuance under the Reddy Ice Holdings, Inc. 2003 Stock Option Plan.

Preferred Stock.  The Parent is authorized to issue up to 200,000 shares of $0.01 par value preferred stock, consisting of 100,000 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred

Stock”) and 100,000 shares of preferred stock that is currently undesignated.  The terms of the Series A Preferred Stock are set forth in a certificate of designation (the “Series A Preferred Stock Designation”).  The liquidation preference per share of the Series A Preferred Stock is equal to the sum of (a) $1,000 plus (b) the amount of all accumulated but unpaid dividends on such shares.  The holders of the outstanding shares of Series A Preferred Stock immediately preceding the dividend payment date shall be entitled to receive dividends, as declared by the Board of Directors, at a rate per annum equal to 12% of the liquidation amount per share.  All dividends are cumulative, whether or not earned or declared, accruing on a daily basis from the issue date and shall be payable in cash quarterly in arrears on each dividend payment date commencing on November 15, 2003.  If the Parent does not pay the cash dividends on a quarterly basis, all unpaid dividends will be added to the liquidation amount in respect of such shares on each dividend payment date.  If the Parent fails to make a liquidation payment following the occurrence of a liquidation event or default, as defined in the Series A Preferred Stock Designation, the per annum dividend rate will be increased by 2% per annum during the continuation of any such event or default. In the event of liquidation, the holders of the Series A Preferred Stock are entitled to an amount in cash equal to the liquidation amount for each share.  The Parent may redeem the Series A Preferred Stock at its option in whole at any time or in part from time to time, subject to restrictions as defined in the Series A Preferred Stock Designation.  Series A Preferred Stock holders are not entitled or permitted to vote on any matter upon which the holders of common stock are required or permitted to vote upon.  In connection with issuance of the Discount Notes on October 27, 2004, the Series A Preferred Stock was redeemed and all accrued dividends were paid (see Notes 5 and 11).

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

 The Company accounts for the Stock Option Plan under the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost is reflected in net income available to common shareholders for the three and nine months ended September 30, 2004 as all stock options granted under the Stock Option Plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on the net income available to common shareholders for the three and nine months ended September 30, 2004 if the Company had applied the fair value recognition provisions of stock-based compensation as described in SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation  — Transition and Disclosure.”

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
	(in thousands)

Net income available to common shareholders, as reported	$13,233	$10,608
Less: Total stock-based compensation expense determined under fair value based methods for all awards	23	67
Proforma net income available to common shareholders	$13,210	$10,541

8.  Income Taxes

For the three and nine months ended September 30, 2004, the Company reported income before taxes. The following is a summary of the Company’s income tax provision activity for the three and nine months ended September 30, 2004:

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
	(in thousands)

Federal income tax at statutory rate	$9,064	$11,080
State income taxes, net of federal income tax benefits	1,066	1,304
Total provision for income taxes	$10,130	$12,384

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

The Company is a party to a lawsuit in connection with an ammonia release at its Baton Rouge, Louisiana manufacturing facility in June 2001.  The case, which is a consolidation of seven lawsuits, is titled Wallace Acey, Jr. et al vs. Reddy Ice Corporation.  This lawsuit was filed August 30, 2001 in the 19th Judicial District Court, Parish of East Baton Rouge, Louisiana and has been assigned docket number 487373 Division N.  There are multiple plaintiffs who have primarily alleged injuries consisting of inconvenience, watery eyes and offensive odors.  The plaintiffs have not made a specific request for relief in the lawsuit.  The Company maintains insurance to cover such events and its insurance carrier is contesting the suit and plans to vigorously defend against any claims.  This lawsuit is still in a preliminary stage and the ultimate outcome is impossible to determine at this time.  An unfavorable result in excess of the available insurance coverage could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company was a party to two lawsuits filed in connection with the merger.  The first lawsuit was filed on May 23, 2003 in the County Court at Law Number 1, Dallas County, Texas and was titled Cause No. CC-03-06056-A; Glenn Robbins, On Behalf of Himself and All Others Similarly Situated, and Derivatively on

Behalf of Packaged Ice, Inc. vs. William P. Brick, Jimmy C. Weaver, A.J. Lewis III, Tracy L. Noll, Robert G. Miller, Steven P. Rosenberg and Richard A. Coonrod, Defendants, and Packaged Ice, Inc., a Texas corporation.  The second lawsuit was filed on May 23, 2003 in County Court at Law Number 3, Dallas County, Texas, and was titled Cause No. CC-03-06055-C, Imperial County, On Behalf of Itself and All Others Similarly Situated, and Derivatively on Behalf of Packaged Ice, Inc. vs. William P. Brick, Jimmy C. Weaver, A.J. Lewis III, Tracy L. Noll, Robert G. Miller, Steven P. Rosenberg and Richard A. Coonrod, Defendants, and Packaged Ice, Inc., a Texas corporation.  The two lawsuits were identical adversarial proceedings filed by two shareholders on their own behalf, on behalf of a purported class, and derivatively on behalf of Packaged Ice, Inc., now known as Reddy Group.  The plaintiffs alleged various breaches of fiduciary duty by the Board of Directors of Reddy Group and unjust enrichment related to the merger.  The court dismissed both lawsuits with prejudice on September 30, 2004.

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

The Company evaluates performance of each segment based on earnings before interest, taxes, depreciation, amortization, gain or loss on disposition of assets, impairment of assets, gain on extinguishment of debt and the cumulative effect of changes in accounting principles (“Segment EBITDA”).  Segment assets are not a factor in the evaluation of performance.  There were no intersegment sales during the three and nine month periods ended September 30, 2004 and 2003.

Segment information for the three month periods ended September 30, 2004 and 2003 and the period from July 1, 2003 to August 14, 2003 was as follows:

	Successor
	Three Months Ended September 30, 2004
	Ice	Non-Ice	Total
		(in thousands)

Revenues	$101,162	$5,345	$106,507
Cost of sales	55,706	2,984	58,690
Gross profit	45,456	2,361	47,817
Operating expenses	8,257	471	8,728
Other income (expense), net	(12)	—	(12)
Segment EBITDA	$37,187	$1,890	$39,077

	Successor			Predecessor
	Three Months Ended September 30, 2003			July 1, 2003 through August 14, 2003
	Ice	Non-Ice	Total	Ice	Non-Ice	Total
			(in thousands)

Revenues	$36,040	$2,601	$38,641	$45,434	$2,519	$47,953
Cost of sales	20,065	1,458	21,523	23,902	1,429	25,331
Gross profit	15,975	1,143	17,118	21,532	1,090	22,622
Operating expenses	3,818	292	4,110	3,652	284	3,936
Other income (expense), net	—	—	—	84	—	84
Segment EBITDA	$12,157	$851	$13,008	$17,964	$806	$18,770

The reconciliation of Segment EBITDA to net income before preferred dividends for the three month periods ended September 30, 2004 and 2003 and the period from July 1, 2003 to August 14, 2003 was as follows:

	Successor	Successor	Predecessor
	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	July 1, 2003 to August 14, 2003
		(in thousands)

EBITDA	$39,077	$13,008	$18,770
Depreciation and amortization expense	(5,824)	(2,377)	(2,819)
Interest expense	(6,595)	(3,800)	(4,160)
Income tax expense	(10,130)	—	—
Net income before preferred dividends	$16,528	$6,831	$11,791

Segment information for the nine months ended September 30, 2004, the period from May 8, 2003 (Date of Inception) to September 30, 2003 and for the period from January 1, 2003 to August 14, 2003 was as follows:

	Successor
	Nine Months Ended September 30, 2004
	Ice	Non-Ice	Total
		(in thousands)

Revenues	$218,684	$13,732	$232,416
Cost of sales	129,286	7,761	137,047
Gross profit	89,398	5,971	95,369
Operating expenses	24,460	1,365	25,825
Other income, net	(12)	—	(12)
Segment EBITDA	$64,926	$4,606	$69,532

	Successor			Predecessor
	Period From May 8, 2003 (Date of Inception) to September 30, 2003			January 1, 2003 to August 14, 2003
	Ice	Non-Ice	Total	Ice	Non-Ice	Total
			(in thousands)

Revenues	$36,040	$2,601	$38,641	$139,618	$11,651	$151,269
Cost of sales	20,065	1,458	21,523	84,384	7,258	91,642
Gross profit	15,975	1,143	17,118	55,234	4,393	59,627
Operating expenses	3,818	292	4,110	17,051	1,547	18,598
Other income, net	—	—	—	108	8	116
Segment EBITDA	$12,157	$851	$13,008	$38,291	$2,854	$41,145

The reconciliation of Segment EBITDA to net income before preferred dividends for the nine months ended September 30, 2004, the period from May 8, 2003 (Date of Inception) to September 30, 2003 and for the period from January 1, 2003 to August 14, 2003 was as follows:

	Successor	Successor	Predecessor
	Nine Months Ended September 30, 2004	Period From May 8, 2003 (Date of Inception) to September 30, 2003	January 1, 2003 to August 14, 2003
		(in thousands)

EBITDA	$69,532	$13,008	$41,145
Gain on disposition of assets	—	—	11
Depreciation and amortization expense	(17,102)	(2,377)	(14,528)
Interest expense	(19,841)	(3,800)	(21,063)
Income tax expense	(12,384)	—	—
Net income before preferred dividends	$20,205	$6,831	$5,565

11.  Subsequent Events

During the period from October 1, 2004 to November 9, 2004, the Company completed the acquisition of four ice companies for a total cash purchase price of approximately $10.6 million.  The combined annual revenue for the acquired businesses is approximately $7 million.

On October 27, 2004, Reddy Holdings issued $151 million of 10 1/2 % Senior Discount Notes due 2012 (the “Discount Notes”) in a private placement offering pursuant to an exemption from registration under the Securities Act of 1933 (see Note 5).  Reddy Holdings used the net proceeds of the offering, together with an approximately $28.6 million dividend from Reddy Group to redeem all of Reddy Holdings’ existing series A preferred stock for approximately $99.2 million, to pay accumulated dividends on such stock as of the date of redemption in the amount of approximately $15.1 million, and to pay a dividend of approximately $10.5 million to its common stockholders.  In connection with this transaction, Reddy Group made a special transaction payment of approximately $1.2 million in the aggregate to certain members of management and certain directors.  In connection with the offering of the notes and the related transactions, Reddy Ice Group amended its credit agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other information included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2003, previously filed with the Securities & Exchange Commission (“SEC”).

On August 15, 2003, Packaged Ice, Inc. merged with Cube Acquisition Corp., a wholly-owned subsidiary of Reddy Ice Holdings, Inc. (the “Merger”).  Packaged Ice was the surviving corporation, changed its name to Reddy Ice Group, Inc. and became a wholly-owned subsidiary of Reddy Holdings, which was established on May 8, 2003.  The discussion below of the results of operations for the three and nine months ended September 30, 2004 versus the three and nine months ended September 30, 2003 is based on the results of Packaged Ice for the period from July 1, 2003 to August 14, 2003 and the period from January 1, 2003 to August 14, 2003 and Reddy Holdings for the three months ended September 30, 2003, the period from May 8, 2003 (Date of Inception) to September 30, 2003 and the three and nine months ended September 30, 2004.  Reddy Holdings and Cube Acquisition conducted no operations from May 8, 2003 through August 14, 2003.  Reddy Holdings and Reddy Group are collectively referred to as the ‘‘Successor”.  Packaged Ice prior to the Merger is referred to as the “Predecessor”.  Because of purchase accounting, certain amounts may not be comparable between the Predecessor and Successor.

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

General

Our Business.  We are the largest manufacturer and distributor of packaged ice in the United States and currently serve approximately 82,000 customer locations in 32 states and the District of Columbia.  We operate in two business segments—ice products and non-ice products and operations.  Ice products accounted for approximately 94% of our revenues in the nine months ended September 30, 2004 and 93% of revenues in the nine months ended September 30, 2003.  Due to acquisitions of certain ice companies in the fourth quarter of 2003 and the first nine months of 2004 (see “-Acquisitions” below), the proportion of our ice sales has increased.  We expect the annual proportion of ice sales to increase from 92% in 2003 to approximately 93% to 95% in 2004.  Our ice products business consists of the following two activities:

• the traditional manufacture and delivery of ice from a central point of production to the point of sale; and

• the installation and operation of the Ice Factory, our proprietary equipment located in our customers’ high volume locations that produces, packages and stores ice through an automated, self-contained system.

Our other business segment, non-ice products and operations, consists of refrigerated warehousing for third parties and the manufacture and sale of bottled water.  This business segment accounted for 6% and 7% of our revenues in the nine months ended September 30, 2004 and 2003, respectively.  As noted above, the proportion of sales due to our non-ice segment has decreased due to the acquisition of ice companies since the fourth quarter of 2003 (see “-Acquisitions” below).  On an annual basis, we expect this percentage to decrease from 8% in 2003 to approximately 5% to 7% in 2004.

Revenues.  Our revenues primarily include sales of packaged ice, packaged ice bags for use in our Ice Factory equipment, bottled water and cold storage services.  There is no right of return with respect to these products or services.  A portion of our revenue also represents fees earned under management agreements for Ice Factories located outside our primary territories that are recognized as earnings under contract terms.

Cost of Sales.  Our cost of sales includes costs associated with labor, raw materials, product delivery and utilities related to the manufacture and distribution of our products.  Labor costs, including associated payroll taxes and benefit costs included in cost of sales, accounted for approximately 21% of sales in the three months ended September 30, 2004 and 2003 and 24% of sales in the nine months ended September 30, 2004 and 2003.  Raw materials, which consist primarily of polyethylene-based plastic bags, represented approximately 7% of sales in the three and nine months ended September 30, 2004 and 2003.  Product delivery expenses include labor, fuel and vehicle rental expense related to products delivered by our own distribution network, as well as fees paid to distributors who deliver ice to our customers on our behalf.  Fuel purchased for delivery by our own distribution network represented approximately 3% of sales in the three and nine months ended September 30, 2004, versus 2% in the three and nine months ended September 30, 2003.  Expenses for independent third party distribution services represented approximately 5% of sales in the three and nine months ended September 30, 2004 and 4% of sales in three and nine months ended September 30, 2003.  Utility expenses consist primarily of electricity used in connection with the manufacturing, storage and distribution processes and represented approximately 5% of sales in the three and nine months ended September 30, 2004 and 6% in the three and nine months ended September 30, 2003.  Ice Factory revenues do not increase our plant occupancy, delivery or utility costs, however, we do incur costs associated with customer service representatives and machine technicians which are included in our cost of sales.

Operating Expenses.  Our operating expenses are costs associated with selling, general and administrative functions.  These costs include executive officers’ compensation, office and administrative salaries, insurance, legal and other professional services and costs associated with leasing office space.  Labor costs, including associated payroll taxes and benefit costs, included in operating expenses represented approximately 5% and 6% of sales in the three months ended September 30, 2004 and 2003, respectively, and 6% and 7% in the nine months ended September 30, 2004 and 2003, respectively.

Seasonality Risks.  Our results of operations are highly seasonal, characterized by peak demand during the warmer months of May through September, with an extended peak selling season in the southern United States.  As a result of this seasonality and the fixed costs in our business, the proportion of revenues earned in our ice and non-ice business segments and the ratio of costs to revenues in any given quarter are not necessarily indicative of the ratios for a full year.  Revenues within specific markets can also be affected by weather conditions, with cool or rainy weather negatively impacting demand and extremely hot weather increasing our costs as we respond to excess customer demand for our products.  Approximately 68%, 68% and 66% of our revenues occurred during the second and third calendar quarters in 2001, 2002 and 2003, respectively.  The proportion of revenues in the second and third calendar quarters of 2003 was lower than in 2001 and 2002 due to the acquisitions of ice companies in the fourth quarter of 2003 (see “-Acquisitions” below).  We believe that approximately 68% of our revenues will occur during the second and third calendar quarters in 2004.  As a result of seasonal revenue declines and a less than proportional decline in expenses during the first and fourth quarters, we typically experience lower profit margins resulting in losses during these periods. In addition, because a significant portion of our annual sales are generated during the second and third calendar quarters, our annual results of operations may fluctuate significantly if the weather during these periods is cool or rainy.

Acquisitions.  On October 1, 2003, we, acquired the “Service Ice” division of L.D. Plante, Inc. (“Service Ice”) for total consideration of $3.1 million (subject to customary post-closing adjustments).  Service Ice operated one ice manufacturing facility in Orlando, Florida and was the largest supplier of packaged ice in Orlando with annual revenues of approximately $3.8 million.  On November 6, 2003, we purchased all of the outstanding shares of capital stock of Triangle Ice Co., Inc. (“Triangle Ice”) for an aggregate purchase price of approximately $64.3 million (subject to customary post-closing adjustments).  Triangle Ice operates primarily in North and South Carolina and had annual revenues of approximately $30 million.  During the nine months ended September 30, 2004, we completed seven acquisitions for a total cost of $5.7 million.  Annual revenue associated with these acquisitions is approximately $6 million.  From October 1, 2004 through November 9, 2004, we have completed 4 additional acquisitions for a total cost of $10.6 million.  Annual revenue associated with acquisitions in the fourth quarter of 2004 is approximately $7 million.

Facilities.  At September 30, 2004, we owned or operated 59 ice manufacturing facilities, 57 distribution centers, approximately 79,000 merchandisers (cold storage units installed at customer locations), approximately 3,000 Ice Factories, six refrigerated warehouses and one bottled water plant.  We had an aggregate daily ice manufacturing capacity of approximately 16,000 tons, the equivalent of 4.5 million seven pound bags of ice.

Three Months Ended September 30, 2004 Compared to Combined Three Months Ended September 30, 2003

	Successor	Successor	Predecessor
				Combined
	Three Months			Three Months
	Ended	January 1 to	July 1 to	Ended
	September 30,	September 30,	August 14,	September 30,	Change from Last Year
	2004	2003	2003	2003	Dollars	%
		(in thousands, except per share amounts)

Consolidated Results
Revenues	$106,507	$38,641	$47,953	$86,594	$19,913	$23.0
Cost of sales	58,690	21,523	25,331	46,854	11,836	25.3
Gross profit	47,817	17,118	22,622	39,740	8,077	20.3
Operating expenses	8,728	4,110	3,936	8,046	682	8.5
Depreciation and amortization expense	5,824	2,377	2,819	5,196	628	12.1
Income from operations	33,265	10,631	15,867	26,498	6,767	25.5
Other income (expense), net	(12)	—	84	84	(96)	(114.3)
Interest expense	(6,595)	(3,800)	(4,160)	(7,960)	(1,365)	17.1
Income before taxes	$26,658	$6,831	$11,791	$18,622	$8,036	43.2

Ice Operations:
Revenues	$101,162	$36,040	$45,434	$81,474	$19,688	$24.2
Cost of sales	55,706	20,065	23,902	43,967	11,739	26.7
Gross profit	45,456	15,975	21,532	37,507	7,949	21.2
Operating expenses	8,257	3,818	3,652	7,470	787	10.5

Non-Ice Operations:
Revenues	$5,345	$2,601	$2,519	$5,120	$225	$4.4
Cost of sales	2,984	1,458	1,429	2,887	97	3.4
Gross profit	2,361	1,143	1,090	2,233	128	5.7
Operating expenses	471	292	284	576	(105)	(18.2)

Revenues:  Revenues increased $19.9 million from the three months ended September 30, 2003 to the three months ended September 30, 2004.  This increase is primarily due to (i) the acquisitions of Service Ice and Triangle Ice in October 2003 and November 2003, respectively, and the seven acquisitions closed during the nine months ended September 30, 2004 (referred to collectively as the “2004 Acquisitions”), (ii) slightly higher average selling prices which were partially offset by decreased volume sales and (iii) changes in how we do business with certain of our distributors.  The acquisitions referred to above provided additional revenue of approximately $16.1 million in the three months ended September 30, 2004.  Approximately $1.4 million of the total revenue increase was driven by slightly higher average selling prices and volume decreases resulting from cooler and wetter than normal weather in Texas, Oklahoma and Colorado.  Volume decreases in those markets we partially offset by increased volume sales related to the hurricanes which came ashore in Florida during the quarter .  Approximately $2.4 million of the increase was due to changes in the terms under which we do business with certain of our distributors.  These modifications to our distributor business occurred primarily during the second quarter of 2004 and also resulted in a corresponding increase in cost of sales.

Cost of Sales:  Cost of sales increased $11.8 million from the three months ended September 30, 2003 to the three months ended September 30, 2004.  This increase in cost of sales is primarily due to (i) approximately $8.0 million of costs in the three months ended September 30, 2004 associated with the operations of Service Ice, Triangle Ice and the 2004 Acquisitions, (ii) a $1.9 million increase in costs in our previously existing ice operations primarily related to increased fuel, energy, bag costs and the cost of purchased ice and transportation related to our efforts to serve the Florida market in the wake of the hurricanes that made landfall during the quarter, partially offset by the elimination of $0.5 million of operating lease expenses associated with our Ice Factories and (iii) additional delivery expense of $2.4 million related to changes in the terms under which we do business with certain of our distributors.

Operating Expenses:  Operating expenses increased $0.7 million from the three months ended September 30, 2003 to the three months ended September 30, 2004.  This increase is primarily due to $1.0 million of costs in the three months ended September 30, 2004 attributable to the operations of  Service Ice, Triangle Ice and the 2004 Acquisitions, offset by a decrease in incentive compensation expense.

Depreciation and Amortization:  Depreciation and amortization increased $0.6 million from the three months ended September 30, 2003 to the three months ended September 30, 2004.  This increase is primarily due to additional depreciation and amortization expense of $0.9 million associated with the acquisitions completed after September 30, 2003, offset by reduced depreciation and amortization expense related to revaluation of our property, equipment and intangible assets in connection with the Merger on August 15, 2003.

Interest Expense:  Interest expense decreased $1.4 million from the three months ended September 30, 2003 to the three months ended September 30, 2004.  This decrease is primarily due to lower average outstanding borrowings under our line of credit and lower average interest rates, which resulted from the refinancing of our debt on August 15, 2003.

Nine Months Ended September 30, 2004 Compared to Combined Nine Months Ended September 30, 2003

	Successor	Successor	Predecessor
		May 8, 2003		Combined
	Nine Months	(Date of		Nine Months
	Ended	Inception to)	January 1 to	Ended
	September 30,	September 30,	August 14,	September 30,	Change from Last Year
	2004	2003	2003	2003	Dollars	%
		(in thousands, except per share amounts)

Consolidated Results
Revenues	$232,416	$38,641	$151,269	$189,910	$42,506	$22.4
Cost of sales	137,047	21,523	91,642	113,165	23,882	21.1
Gross profit	95,369	17,118	59,627	76,745	18,624	24.3
Operating expenses	25,825	4,110	18,598	22,708	3,117	13.7
Depreciation and amortization expense	17,102	2,377	14,528	16,905	197	1.2
Loss (gain) on disposition of assets	—	—	(11)	(11)	11	100.0
Income from operations	52,442	10,631	26,512	37,143	15,299	41.2
Other income, net	(12)	—	116	116	(128)	110.3
Interest expense	(19,841)	(3,800)	(21,063)	(24,863)	(5,022)	(20.2)
Income before taxes	$32,589	$6,831	$5,565	$12,396	$20,193	162.9

Ice Operations:
Revenues	$218,684	$36,040	$139,618	$175,658	$43,026	$24.5
Cost of sales	129,286	20,065	84,384	104,449	24,837	23.8
Gross profit	89,398	15,975	55,234	71,209	18,189	25.5
Operating expenses	24,460	3,818	17,051	20,869	3,591	17.2

Non-Ice Operations:
Revenues	$13,732	$2,601	$11,651	$14,252	$(520)	$(3.6)
Cost of sales	7,761	1,458	7,258	8,716	(955)	(11.0)
Gross profit	5,971	1,143	4,393	5,536	435	7.9
Operating expenses	1,365	292	1,547	1,839	(474)	(25.8)

Revenues:  Revenues increased $42.5 million from the nine months ended September 30, 2003 to the nine months ended September 30, 2004.  This increase is primarily due to (i) the acquisitions of Service Ice, Triangle Ice and the 2004 Acquisitions, (ii) higher average selling prices and increased volume sales and (iii) changes in how we do business with certain of our distributors.  The acquisitions referred to above provided additional revenue of approximately $33.6 million in the nine months ended September 30, 2004.

Approximately $5.4 million of the total revenue increase was driven by slightly higher average selling prices and small volume increases resulting from favorable weather conditions in the Eastern United Sates during the months of May and June and the effects of the hurricanes in the southeastern United States in September 2004, offset by cooler and wetter than normal weather in Texas, Oklahoma and Colorado during the second and third quarters of 2004.  Approximately $4.0 million of the increase was due to changes in the terms under which we do business with certain of our distributors.  These modifications to our distributor business occurred primarily in the second quarter of 2004 and also resulted in a corresponding increase in cost of sales.  Offsetting the improved revenues in our ice business was a revenue decline of $0.5 million in our non-ice operations.  The decline was caused primarily by a reduction in volumes in our cold storage operations as a result of the restructuring of a certain customer contract in the second quarter of 2003 and decreased customer volumes in our remaining cold storage warehouses, offset by increased volume sales in our bottled water operation.

Cost of Sales:  Cost of sales increased $23.9 million from the nine months ended September 30, 2003 to the nine months ended September 30, 2004.  This increase in cost of sales is primarily due to (i) approximately $18.0 million of costs in the nine months ended September 30, 2004 associated with the Service Ice, Triangle Ice and the 2004 Acquisitions, (ii) a $5.4 million increase in costs in our previously existing ice operations related to the increased volume sales noted above and increased fuel, energy and bag costs, which was offset by the elimination of $2.5 million of operating lease expenses associated with our Ice Factories and (iii) additional delivery expense of $4.0 million related to changes in the terms under which we do business with certain of our distributors.  Offsetting these increases in costs was a $1.0 million decrease in costs of sales associated with our non-ice operations.  The decrease in costs in our non-ice operations is due to (i) the restructuring of a certain cold storage customer contract in the second quarter of 2003, which resulted in a reduction in cold storage volumes and the closure of a warehouse, (ii) expense reductions, primarily labor, as a result of decreased volumes at our remaining cold storage warehouses and (iii) the elimination of certain operating lease expenses in our bottled water operation as a result of the purchase of certain leased equipment in November 2003.  These decreases in non-ice costs of sales is partially offset by increased costs in our bottled water operation resulting from increased sales volumes.

Operating Expenses:  Operating expenses increased $3.1 million from the nine months ended September 30, 2003 to the nine months ended September 30, 2004.  This increase is primarily due to approximately $2.9 million of costs in the nine months ended September 30, 2004 attributable to the ice operations acquired since September 30, 2003.

Depreciation and Amortization:  Depreciation and amortization increased $0.2 million from the nine months ended September 30, 2003 to the nine months ended September 30, 2004.  This increase is primarily due to additional depreciation and amortization expense of $2.4 million associated with the acquisitions completed after September 30, 2003, offset by reduced depreciation and amortization expense related to the revaluation of our property, equipment and intangibles assets in connection with the Merger on August 15, 2003.

Interest Expense:  Interest expense decreased $5.0 million from the nine months ended September 30, 2003 to the nine months ended September 30, 2004.  This decrease is primarily due to lower average outstanding borrowings under our line of credit and lower average interest rates, which resulted from the refinancing of our debt on August 15, 2003.

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

During the nine months ended September 30, 2004, capital expenditures totaled $12.5 million.  We estimate that our capital expenditures for 2004 will approximate $16 million, which includes any capital expenditures required by the 2004 Acquisitions, and will primarily be used to maintain and expand our traditional ice operations.  There can be no assurance that capital expenditures will not exceed this estimate.  As we have consolidated acquisitions into the existing company infrastructure, we have identified non-core and excess assets which can be disposed of.  From time to time, we also dispose of other assets which are no longer useful in our operations.  As a result of dispositions of these non-core and excess assets, we realized proceeds of approximately $2.3 million in the nine months ended September 30, 2004 and estimate that we will generate total proceeds of approximately $2.5 million to $3.0 million in 2004.  We continue to expect that our net capital expenditures for the full year 2004 will approximate $13.0 million to $13.5 million.

From January 1, 2004 through November 9, 2004, we have completed the acquisition of 11 small ice companies for a total cash purchase price of approximately $16.3 million (seven of which occurred in the nine months ended September 30, 2004 for a total purchase price of $5.7 million).  We will continue to evaluate acquisition opportunities as they become available.  In conjunction with these evaluations, we will consider our liquidity, availability under our revolving line of credit, mandatory principal repayments under our debt agreements and availability of other capital resources.

Cash Flows for the Nine Months Ended September 30, 2004 and 2003

Net cash provided by operating activities was $32.3 million and $7.5 million in the nine months ended September 30, 2004 and 2003, respectively.  The increase from 2003 to 2004 was primarily the result of significantly improved results of operations.  During the nine months ended September 30, 2003, we reported income before taxes of $12.4 million, compared to income before taxes of $32.6 million in the nine months ended September 30, 2004 (all income taxes recorded in 2004 were non-cash).  The increase in income before taxes was driven by acquisitions and reduced interest expense related to lower average interest rates.

Net cash used in investing activities was $15.9 million and $141.4 million in the nine months ended September 30, 2004 and 2003, respectively.  The decrease in cash used by investing activities from 2003 to 2004 is primarily due to the expenditure of $125 million in the nine months ended September 30, 2003 for the acquisition of Packaged Ice, Inc.  Also contributing to the decrease in cash used in investing activities was a $6.5 million decrease in capital expenditures, net of proceeds from dispositions, primarily related to the buyout of our Ice Factory operating leases in September 2003, offset by $5.6 million spent in 2004 for acquisitions of ice companies.

Net cash used by financing activities was $1.6 million in the nine months ended September 30, 2004. In the nine months ended September 30, 2003, financing activities provided cash of $148.1 million, primarily as a result of the refinancing of Packaged Ice’s debt in connection with the Merger.

Long-term Debt and Other Obligations

Overview.  At September 30, 2004, we had approximately $329.7 million of total debt outstanding as follows:

•                  $151.1 million of Reddy Group’s 8 7/8 % senior notes due August 1, 2011 (net of discount of $0.9 million);

•                  $178.2 million outstanding term loans under Reddy Group’s senior credit facility which matures on August 15, 2009; and

•                  $0.4 million of other debt.

Senior Subordinated Notes.  On July 17, 2003, we issued $152.0 million of 8 7/8 % senior subordinated notes.  These notes were issued in connection with a private placement offering and were subsequently registered with the Securities & Exchange Commission (the “SEC”).  The 8 7/8 % senior subordinated notes were sold at 99.297% of the stated principal amount, which resulted in net proceeds of $150.9 million.  Interest on the 8 7/8 % senior subordinated notes is payable semiannually on February 1 and August 1, with such payments having commenced on February 1, 2004.  The 8 7/8 % senior subordinated notes are unsecured obligations of Reddy Group and are:

•      subordinated in right of payment to all of Reddy Group’s existing and future senior indebtedness;

•      equal with any of Reddy Group’s existing and future senior subordinated indebtedness; and

•      senior to any other of Reddy Group’s future subordinated indebtedness, if any.

The 8 7/8 % senior subordinated notes include customary covenants that restrict, among other things, the ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates.  Prior to August 1, 2006, Reddy Group may redeem up to 35% of the principal amount of the 8 7/8 % senior subordinated notes at a redemption price of 108.875% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, with funds raised in equity offerings that are specified in the indenture governing the 8 7/8 % senior subordinated notes.  On or after August 1, 2007, Reddy Group may redeem all or a portion of the Senior Notes at a pre-determined redemption price plus any accrued interest.  The redemption price, as a percentage of the outstanding principal amount, is 104.438% in 2007, 102.219% in 2008 and 100.000% in 2009 and subsequent years.  If Reddy Group experiences a change of control and does not elect to redeem the outstanding Senior Notes as previously described, Reddy Group will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the outstanding principal amount plus accrued interest.

The 8 7/8 % senior subordinated notes are guaranteed, fully, jointly and severally, and unconditionally, on a senior subordinated basis by Reddy Holdings, and all of Reddy Group’s subsidiaries.  The terms of the indenture governing the 8 7/8 % senior subordinated notes significantly restrict Reddy Group from paying dividends and otherwise transferring assets to Reddy Holdings.  For example, Reddy Group’s ability to make such payments is governed by a formula based on 50% of its consolidated net income.  In addition, as a condition to making such payments based on such formula, Reddy Group must have an EBITDA to interest expense ratio of a at least 2.0 to 1.0 prior to August 1, 2006, and 2.25 to 1 thereafter, after giving effect to any such payments.  Notwithstanding such restrictions, the indenture permits an aggregate of $10.0 million of such payments to be made whether or not there is availability under the formula or the conditions to its use are met, provided that at the time of such payment, no default shall have occurred and be continuing under that indenture.

Senior Discount Notes.  On October 27, 2004, Reddy Holdings issued $151 million of 10½% Senior Discount Notes due 2012 in a private placement offering pursuant to an exemption from registration under the Securities Act of 1933.  The senior discount notes were sold at 66.333% of the stated principal amount, which resulted in net proceeds of $100.2 million.  Reddy Ice Holdings used the net proceeds of the offering, together with an approximately $28.6 million dividend from Reddy Group to redeem all of Reddy Holdings’ existing series A preferred stock  for approximately $99.2 million, to pay accumulated dividends on such stock as of the date of redemption in the amount of approximately $15.1 million and to pay a dividend of approximately $10.5 million to its common stockholders.  The dividend paid by Reddy Group to Reddy Holdings was considered a “restricted payment” under the terms of the indenture governing the 8 7/8 % senior subordinated notes and was made in accordance with the limitations and conditions contained within the indenture (see “-Senior Subordinated Notes” above).  In connection with these transactions, Reddy Group made a special transaction payment of approximately $1.2 million in the aggregate to certain members of management and certain directors.  In connection with the offering of notes and the related transactions, Reddy Ice Group amended its credit agreement (see “-Senior Credit Facility” below).

Each senior discount note has an initial accreted value of $663.33 per $1,000 principal amount at maturity.  The accreted value of each senior discount note increases from the date of issuance until November 1, 2008 at a rate of 10½% per annum such that the accreted value will equal the stated principal amount at maturity on November 1, 2008.  Thereafter cash interest will accrue and be payable semi-annually at a rate of 10½% per annum.  The senior discount notes are unsecured obligations of Reddy Holdings and are:

•                  not guaranteed by any of Reddy Holdings’ subsidiaries;

•                  senior in right of payment to all of Reddy Holdings’ future subordinated indebtedness;

•                  equal with any of Reddy Holdings’ existing and future unsecured senior indebtedness;

•                  effectively subordinated to Reddy Holdings’ existing and future secured debt, including Reddy Holdings’ guarantee of Reddy Group’s senior credit facility; and

•                  structurally subordinated to all obligations and preferred equity of Reddy Holdings’ subsidiaries.

The senior discount notes include customary covenants that restrict, among other things, the ability to incur additional debt or issue certain preferred stock, pay dividends or redeem, repurchase or retire our capital stock or subordinated indebtedness, make certain investments, incur liens, enter into arrangements that restrict dividends from our subsidiaries, merge or sell all or substantially all of the assets or enter into various transactions with affiliates.  Prior to November 1, 2007, we may redeem up to 35% of the principal amount of the senior discount notes at a redemption price of 110.5% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, with funds raised in equity offerings that are specified in the indenture governing the senior discount notes.  If a change of control occurs on or prior to November 1, 2007, we may, at our option, redeem all, but not less than all, of the senior discount notes at a redemption price equal to the sum of (i) the accreted value of the notes as of the redemption date, (ii) a premium equal to 125% of one year’s coupon payment and (iii) any accrued and unpaid interest to the date of redemption.  If we experience a change of control and do not elect to make the optional redemption described in the previous sentence, we will be required to make an offer to repurchase the senior discount notes at a price equal to 101% of their accreted value, plus accrued and unpaid interest, if any, to the date of purchase.

The senior discount notes are subject to registration with the SEC pursuant to the Registration Rights Agreement (the “Rights Agreement”) entered into at the time of issuance.  Pursuant to the Rights Agreement, Reddy Holdings will, within 150 days after the issuance date, file a registration statement with the SEC to exchange the senior discount notes for new notes of Reddy Holdings having terms substantially identical in all material respects to the Senior Notes.  Reddy Holdings must also use its commercially reasonable efforts to cause the registration statement to be declared effective within 240 days after the issuance date.

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

At September 30, 2004, we had $25.7 million of availability under the line of credit, net of outstanding standby letters of credit of $9.3 million.  The standby letters of credit are used primarily to secure certain insurance obligations.  As our insurance policies were renewed in 2004 with our current carrier, we are required to increase the balances of the standby letters of credit by approximately $2.6 million between October 2004 and March 2005.  During the remainder of 2004, we will also be working with certain former insurance carriers to reduce the amount of standby letters of credit that we maintain for their benefit.  In October 2004, we received permission to reduce one such standby letter of credit by $4.9 million.  At this time, we cannot estimate what additional amount of reductions, if any, we will be able negotiate with those former insurance carriers.

Principal balances outstanding under the line of credit bear interest per annum, at our option, at the sum of the base rate plus the applicable margin or LIBOR plus the applicable margin. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%.  The applicable margin is different for revolving and term loans and varies depending on our leverage ratio.  On February 20, 2004, the senior credit facility was amended to reduce the applicable margin on term loans by 0.5%.  At September 30, 2004, the weighted average interest rate of borrowings outstanding under the senior credit facility was 4.3%.  Interest on base rate loans is payable on the last day of each quarter.  Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the LIBOR loan exceeds 90 days.

The senior credit facility requires that beginning in 2004, we will repay all borrowings under the line of credit and maintain a zero outstanding balance for a period of 30 consecutive calendar days during each year.  This requirement for 2004 was met on August 10, 2004.  The term loan amortizes in quarterly installments over a five-year period in an annual aggregate amount equal to 1% of the original balance, with any remaining unpaid balance to be repaid in the sixth year in equal, quarterly installments.  Subject to certain conditions, mandatory repayments of the line of credit and term loan are required to be made with portions of the proceeds from (1) asset sales, (2) the issuance of debt securities, (3) an initial public offering of stock of Reddy Holdings and (4) insurance and condemnation awards.  In the event of a change in control, as defined in the Credit Facility, all amounts outstanding will become due and payable immediately.  Furthermore, within 100 days after close of each fiscal year (beginning with the close of the 2004 fiscal year), a mandatory prepayment of the term loan is required based on a percentage of Reddy Group’s annual excess cash flow, as defined in the senior credit facility.  The percentage is based on Reddy Group’s leverage ratio at the end of such fiscal year and ranges from 25% to 75%.

The terms of the senior credit facility prohibit Reddy Group from paying dividends and otherwise transferring assets to Reddy Holdings, except for certain limited dividends, the proceeds of which must be used to maintain Reddy Holdings’ corporate existence.

In connection with the offering of the senior discount notes and related transactions discussed above, the senior credit facility was amended on October 27, 2004 to permit such related transactions.  In addition to allowing those related transactions, the amendment modified the calculation of Reddy Group’s excess cash flow for 2004 such that a mandatory prepayment based on Reddy Group’s 2004 results is not expected to be required.

The senior credit facility also contains financial covenants which include limitations on capital expenditures and the maintenance of certain financial ratios, as defined in the credit agreement, and is collateralized by substantially all of its assets and the capital stock of it and all of its current subsidiaries.  At September 30, 2004, we were in compliance with these covenants.

Interest Rate Collar Agreement.  On November 28, 2000, we entered into an interest rate collar agreement.  If the Index Rate (30-day LIBOR, as defined in the collar agreement) exceeds 7.75%, we will receive the difference between the Index Rate and 7.75%.  If the Index Rate falls below 5.75%, we will pay the difference plus 1%.  Any amounts payable or receivable are settled monthly.  The collar agreement has a notional amount of $50.0 million and a term of 4 years.  When our debt was refinanced on August 15, 2003, $0.3 million of amounts previously deferred in “accumulated other comprehensive income” on the balance sheet were written off as the hedged, forecasted transaction was no longer deemed probable of occurring.  The collar agreement was redesignated as a hedge of the senior credit facility, with subsequent changes in fair value deferred in other comprehensive income.  If we had been required to settle the collar agreement as of September 30, 2004, we would have had to pay $0.4 million plus accrued interest of $0.2 million.  The collar agreement expires on November 28, 2004.  Upon expiration of the collar agreement, all amounts previously deferred in other comprehensive income will be recognized.  We anticipate that such recognition will result in non-cash interest income of approximately $3.4 in the fourth quarter of 2004.  We are exposed to credit risk in the event of nonperformance by the counterparty to the collar agreement, however, we anticipate that the counterparty will fully perform its obligations under the collar agreement.

Liquidity Outlook.  Due to the seasonal nature of our business, we record the majority of our sales and profits during the months of May through September.  The majority of the cash generated from those operations is received between July and November.  We have already used a significant portion of such cash flow to repay a portion of amounts outstanding under the line of credit, fund acquisitions, redeem our preferred stock and pay a dividend to our common shareholders.

Based on our expected level of operations, we believe that cash flows from operations, together with available borrowings under our line of credit, will be adequate to meet our future liquidity needs for at least the next twelve months.  As of November 9, 2004, we had approximately $20.8 million of availability under our line of credit, which reflected an outstanding balance under our line of credit of $8.5 million and standby letters of credit of $5.7 million.  We expect availability under the line of credit will increase during the remainder of 2004 as we use cash generated from operations to pay down the revolver.  We anticipate that the majority, if not all, of the outstanding balance on the revolver will be repaid in late December 2004 or early January 2005.  Offsetting this increase in availability will be an increase of $1.3 million in the balance of our outstanding standby letters of credit related to the requirements of our insurance policy renewals.  However, this reduction may be partially offset by decreases in standby letters of credit that we will be attempting to negotiate with certain former insurance carriers during the remainder of 2004.  Due to the seasonality or our business, we anticipate drawing on the line of credit to fund our operations from late January 2005 through early May 2005.  Based on our anticipated levels of operations, capital expenditures, debt service requirements, and other cash requirements, we believe that our availability under the line of credit will remain above $10 million through the spring of 2005.  Due to the seasonality of our business, March through early May is the low point for availability.  From late May through the rest of the year, availability increases as we generate significant amounts of cash from operations and repay balances outstanding under the revolver.

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

We are highly leveraged and have significant debt service obligations.  As of September 30, 2004, we had total debt of approximately $329.7 million and total shareholders’ equity of $214.0 million.  On October 27, 2004, we issued $151 million of 10½% Senior Discount Notes due 2012 in a private placement offering (see “Long-Term Debt and Other Obligations - Senior Discount Notes”).  Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to repay principal amounts or interest when due or repay other amounts due in respect of our indebtedness.

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

•                  Our interest expense could increase if interest rates in general increase, because a substantial portion of our debt will bear interest at floating rates and we may not be able to effectively hedge against fluctuations in interest rates or that such hedging activities may result in payments by us;

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

•                  Our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business; and

•                  Our failure to comply with the financial and other restrictive covenants in the indentures governing the discount notes and senior subordinated notes, as well as the credit agreement governing our senior credit facility, which require us to maintain specified financial ratios and limit our ability to incur debt and sell assets, could result in an event of default that, if not cured or waived, could harm our business or prospects and could result in our bankruptcy.

We could incur more indebtedness, which may increase the risks associated with our substantial leverage, including our ability to service our indebtedness.

The indentures governing our senior subordinated notes and senior discount notes and our senior credit facility permit us, under certain circumstances, to incur a significant amount of additional indebtedness. In addition, we may incur additional indebtedness through our revolving credit facility.  If we incur additional debt, the risks associated with our substantial leverage, including our ability to service our debt, would increase.

Our ability to service our indebtedness requires a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.

We cannot be certain that our earnings and the earnings of our operating subsidiaries will be sufficient to allow us to make payments in respect of the securities and meet our other obligations.  Our ability to generate cash from our operations is subject to weather, general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  As a result, our business may not generate sufficient cash flow from operations in amounts sufficient to enable us to make payments in respect of the securities or service our debt and to fund our other liquidity needs.  If we do not have sufficient liquidity, we will have to take actions such as reducing or delaying strategic acquisitions, investments and joint ventures, selling assets, restructuring or refinancing our debt or seeking additional equity capital.  These remedies, if necessary, may not be effected on commercially reasonable terms, or at all.  In addition, the terms of existing or future debt instruments, including the credit agreement governing our senior credit facility and the indentures for the discount notes and senior subordinated notes, may restrict us from adopting some of these alternatives.  Therefore, because of these and other factors beyond our control, we may be unable to service our debt.

Our subsidiaries may not be able to generate sufficient cash to service all of their indebtedness and may be forced to take other actions to satisfy their obligations under such indebtedness, which may not be successful.

If our subsidiaries are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on their indebtedness, or if they otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing their indebtedness (including the financial maintenance covenants in Reddy Group’s senior credit facility), we or they could be in default under the terms of the agreements governing such indebtedness. If Reddy Group’s operating performance declines in the future, Reddy Group may need to obtain waivers from the lenders under its senior credit facility to avoid being in default under that facility. If Reddy Group breaches its covenants under its senior credit facility and seeks a waiver, it may not be able to obtain a waiver from the required lenders. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under Reddy Group’s senior credit facility could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against Reddy Group’s assets, and Reddy Group could be forced into bankruptcy or liquidation.

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

The indentures governing our discount notes and the senior subordinated notes and the credit agreement governing our senior credit facility impose significant operating and financial restrictions on us and, in the event of a default, all of these borrowings become immediately due and payable.

The agreements that govern the terms of our existing debt contain covenants that limit or prohibit our and our subsidiaries’ ability to:

•                  incur or guarantee additional indebtedness or issue certain preferred stock;

•                  pay dividends on our and our subsidiaries’ capital stock or redeem, repurchase or retire our and our subsidiaries’ capital stock or subordinated indebtedness;

•                  make certain investments;

•                  create liens on our assets;

•                  enter into arrangements that restrict dividends from our subsidiaries;

•                  engage in transactions with affiliates;

•                  sell assets, including capital stock of our subsidiaries; and

•                  merge or consolidate with other companies or transfer all or substantially all of our assets.

In addition, the credit agreement governing the Reddy Group senior credit facility includes other restrictive covenants and prohibits Reddy Group from prepaying most of its other debt and from making distributions to Reddy Holdings while loans under its senior credit facility are outstanding. The senior credit facility also requires Reddy Group to achieve and maintain compliance with specified financial ratios, which ratios will become more restrictive over time. Reddy Group’s ability to comply with these ratios will be affected by events beyond our and its control.

The restrictions contained in the agreements that govern the terms of our debt could:

•                  limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans;

•                  adversely affect our ability to finance our operations, to enter into strategic acquisitions, investments or other capital needs or to engage in other business activities that would be in our interest; and

•                  limit our access to the cash generated by our subsidiaries.

Each of the foregoing limitations could impair our ability to make payments on our debt.

A breach of any of the restrictive covenants in the Reddy Group senior credit facility or Reddy Group’s inability to comply with the required financial ratios could result in a default under the senior credit facility. If any such default occurs, the lenders under the Reddy Group senior credit facility may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, enforce their security interest, require us to apply all of our available cash to repay these borrowings (even if the lenders have not declared a default) or prevent us from making payments on the notes. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under the Reddy Group senior credit facility will have the right to proceed against the collateral granted to them to secure the debt owed to them. If the debt under the Reddy Group senior credit facility were to be accelerated, our assets may not be sufficient to repay such debt in full or to repay our other debt.

Reddy Holdings is a holding company and therefore depends on its subsidiaries to pay interest on the discount notes and its other obligations.

Reddy Holdings has no direct operations and no significant assets other than the stock of its subsidiary, Reddy Group, which is pledged to secure Reddy Holdings’ obligations under Reddy Group’s existing senior credit facility. None of its subsidiaries will guarantee its obligations under the discount notes. Because Reddy Holdings conducts its operations through its operating subsidiaries, Reddy Holdings depends on the earnings of, and dividends, distributions and other payments from those entities to generate the funds necessary to meet its financial obligations, including payments of principal, interest and other amounts on the discount notes.

The terms of Reddy Group’s indebtedness currently prohibit it from paying dividends to Reddy Holdings to satisfy its obligations under the discount notes and applicable corporate law may restrict the ability to pay dividends or otherwise redeem the discount notes. Reddy Holdings will be required to make cash interest payments on the discount notes prior to the maturity of Reddy Group’s senior credit facility.

The terms of Reddy Group’s senior credit facility fully prohibit Reddy Group from paying dividends and otherwise transferring assets except for certain limited dividends, the proceeds of which must be used to maintain Reddy Holdings’ corporate existence. Reddy Holdings will be required to make cash interest payments on the discount notes prior to the maturity of Reddy Group’s senior credit facility. Further, the terms of the indenture governing the senior subordinated notes significantly restrict Reddy Group from paying dividends and otherwise transferring assets to Reddy Holdings. For example, Reddy Group’s ability to make such payments under its indenture is governed by a formula based on 50% of its consolidated net income. In addition, as a condition to making such payments based on such formula, Reddy Group must have an EBITDA to interest expense ratio of at least 2.0 to 1 prior to August 1, 2006, and 2.25 to 1 thereafter, after giving effect to any such payments, and must not be in default under that indenture. Notwithstanding such restrictions, the indenture permits an aggregate of $10.0 million of such payments to be made whether or not there is availability under the formula or the conditions to its use are met, provided that at the time of such payment, no default shall have occurred and be continuing under that indenture. On October 27, 2004, Reddy Group made a $28.6 million dividend to Reddy Holdings. As a result, Reddy Group has used the majority of its current availability to make payments under these provisions of the indenture. Therefore, we currently anticipate that, in order to pay the principal amount at maturity of the discount notes or to repurchase the discount notes upon a change of control as defined in the indenture governing the discount notes, we will be required to adopt one or more alternatives, such as refinancing all of our indebtedness, selling our equity securities or the equity securities or assets of Reddy Group or seeking capital contributions or loans from our affiliates. None of our affiliates is required to make any capital contributions, loans or other payments to us with respect to our obligations on the discount notes. The foregoing actions may not be effected on satisfactory terms, if at all. The foregoing actions may not enable us to refinance our indebtedness or pay the principal amount of the discount notes and such actions may not be permitted by the terms of the indenture governing the discount notes or any other debt or stock instruments of us or our subsidiaries then in effect. If we were unable to obtain the required consents or repay the indebtedness, we would remain effectively prohibited from repurchasing, redeeming or repaying the discount notes.

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

We use substantial amounts of electricity in connection with our manufacturing process.  Increases in market rates for electricity could have an adverse impact on our operations.  Our business is also sensitive to increases in the cost of fuel required to operate the refrigerated trucks we use to deliver ice and to increases in the cost of polyethylene, which is the primary raw material used to manufacture the bags we use to package our ice.  Our business is sensitive to increases in insurance costs, including in the areas of general liability, workers compensation, health and vehicle insurance.  We have already experienced increases in fuel costs, bag costs and insurance costs and may experience further increases in the future.  If the prices for these items or other expenses should increase significantly, we will incur additional costs that we may not be able to pass along to our customers.  Significant changes in the prices of electricity, polyethylene, fuel, insurance or other commodities may have a material adverse effect on our business, results of operations or cash flows.

Our acquisitions may not be successfully integrated and could cause unexpected financial difficulties.

We acquired Service Ice in October 2003 and Triangle Ice in November 2003.  From January 1, 2004 through November 9, 2004, we have completed 11 additional acquisitions. We anticipate that we may, from time to time, selectively acquire additional businesses, assets or securities of companies that we believe would provide a strategic fit with our business.  Acquired businesses will need to be integrated with our existing operations.  We may not effectively assimilate these companies into our business.  Any acquisitions will also be accompanied by risks, such as potential exposure to unknown liabilities of acquired companies and the possible loss of key employees and customers of the acquired business.  Acquisitions are also subject to risks associated with the difficulty and expense of integrating the operations and personnel of the acquired companies, the potential disruption to our business and the diversion of management time and attention.  In addition, as a result of future acquisitions, we may increase our debt level.  Our failure to adequately manage the risks associated with any acquisitions could have a material adverse effect on our financial condition or results of operations.

We could incur substantial costs as a result of violations of or liabilities under environmental laws.

Our ice manufacturing and cold storage operations are subject to a wide range of environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use, management and disposal of hazardous and non-hazardous materials and wastes and the cleanup of contamination.  Noncompliance with such laws and regulations, or incidents resulting in environmental releases, could cause us to incur substantial costs, including cleanup costs, fines and penalties, third party claims for personal injury, investments to retrofit or upgrade our facilities and programs or curtailment of our operations.  For example, our ice manufacturing and cold storage operations use refrigerants such as ammonia and freon.  Some of our facilities may not be in compliance with certain freon refrigerant requirements, such as leak detection and repair, recordkeeping or reporting.  In addition, the market price of freon is rising as a result of phase outs under federal laws, which could significantly increase our operating costs in the future if we are not able to obtain approved substitutes.  From time to time, our use of ammonia has resulted in releases that have temporarily disrupted our manufacturing operations and resulted in lawsuits or administrative penalties.  We are currently involved in litigation resulting from an ammonia release in June 2001 at our Baton Rouge, Louisiana facility. See Part II, Item 1 – “Legal Proceedings”.  We may incur material environmental costs or liabilities in the future and such costs or liabilities may have a material adverse effect on our business, financial condition or results of operations.

Government laws and regulations could have an adverse effect on our results of operations.

Like any food company, we are subject to various federal, state and local laws relating to many aspects of our business, including labeling, sanitation, health and safety and manufacturing processes.  We cannot predict the types of government regulations that may be enacted in the future by the various levels of government or how existing or future laws or regulations will be interpreted or enforced.  The enactment of more stringent laws or regulations or a stricter interpretation of existing laws and regulations may cause a disruption in our operations or require additional expenditures by us, some of which could be material. We may incur material costs and liabilities in order to comply with any such laws and regulations and such costs and liabilities may have a material adverse effect on our business, financial condition or results of operations.

If we are unable to retain senior executives and attract and retain other qualified employees, our business might be adversely affected.

Our success depends in part on our ability to attract, hire, train and retain qualified managerial, sales and marketing personnel.  Competition for these types of personnel is high.  We may be unsuccessful in attracting and retaining the personnel we require to conduct our operations successfully and, in such an event, our business could be materially and adversely affected.  Our success also depends to a significant extent on the continued service and performance of our senior management team and in particular on the continued service of William P. Brick, our Chairman and Chief Executive Officer, and Jimmy C. Weaver, our President and Chief Operating Officer.  The loss of any member of our senior management team could impair our ability to execute our business plan and could therefore have a material adverse effect on our business, results of operations or financial condition.

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

As the sole major ice supplier using an on-site production and delivery system at our customers’ retail locations, we have enjoyed a competitive advantage over our competitors.  Our proprietary Ice Factory system is preferred by certain of our high volume customers to traditional ice delivery and gives us more flexibility during peak seasons.  In 2001, a competitor began testing machines similar to the Ice Factory in certain of its markets.  If our competitor or any new competitors are successful with the rollout of a competing system, we could lose business to these companies, which would result in decreased cash flows and results of operations.

It is also our practice to protect certain of our proprietary materials and processes by relying on trade secrets laws and non-disclosure and confidentiality agreements.  Confidentiality or trade secrets may not be maintained and others may independently develop or obtain access to such materials or processes.

We may not be able to utilize all of our tax assets before they expire.

We had net deferred tax liabilities of $60.2 million at September 30, 2004.  Included in this amount are deferred tax assets, including net operating loss carry-forwards, of approximately $31.5 million, which we believe can be used to satisfy future tax payments.  There is an annual limitation on the utilization of the net operating loss carry-forwards generated by the Predecessor due to the change in ownership which occurred on August 15, 2003.  We have certain business strategies that we believe will allow us to utilize our tax assets before they expire; however, we may not be able to utilize our tax assets or successfully execute such strategies.  Further, if our sponsors cease to own a majority of our common stock, then additional limitations on the utilization of the net operating loss carry-forwards will apply.  We may not be able to utilize our tax assets in the manner or in the timeframe we anticipate.

We have recorded a significant amount of goodwill and other intangible assets, and any significant reduction in goodwill and other intangible assets would have an adverse effect on our financial condition and results of operations.

Our acquisitions have resulted in significant amounts of goodwill and other intangible assets.  Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, and intangible assets, were approximately $325.7 million at September 30, 2004, representing 51.3% of our total assets.  In the future, goodwill and other intangible assets may increase as a result of additional acquisitions we may do.  Goodwill and other intangible assets are recorded at fair value on the date of acquisition and are reviewed at least annually for impairment.  Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances.  The amount of any impairment must be written off.  Any future determination requiring the write-off of a significant portion of the goodwill and intangible assets recorded on our balance sheet would have an adverse effect on our financial condition and results of operations.

We are controlled by our sponsors and their affiliates, whose interests in our business may be different from our note holders.

By reason of our sponsors’ and their affiliates’ ownership of us and their collective ability, pursuant to a stockholders agreement among our stockholders, to designate a majority of the members of the board of directors, our sponsors will control actions to be taken by us and our board of directors, including amendments to our certificate of incorporation and by-laws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets.  The interests of our sponsors and their affiliates may differ from those of the holders of the 8 7/8 % senior subordinated notes and the senior discount notes in material respects.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risks

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.  Our main market risk exposure category is interest rate risk.

On November 28, 2000, we entered into an interest rate collar agreement (the “Collar Agreement”).  The Collar Agreement has a notional amount of $50 million and a term of 4 years.  If the Index Rate (30-day LIBOR, as defined in the Collar Agreement) exceeds 7.75%, we will receive the difference between the Index Rate and 7.75%.  If the Index Rate falls below 5.75%, we will pay the difference plus 1%.  If we had been required to settle the Collar Agreement as of September 30, 2004, we would have had to pay $0.4 million plus accrued interest of $0.2 million.

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

As of September 30, 2004, the senior credit facility had an outstanding principal balance of $178.2 million at a weighted average interest rate of 4.3% per annum.  Due to our interest rate collar agreement, the effect of a change in interest rates on our interest expense depends on the level of LIBOR rates.  At September 30, 2004, the 30-day LIBOR rate was 1.8%.

The following table shows the approximate annual increase in interest expense given the current principal balances on all of our debt if LIBOR were to increase by 1% from the initial levels indicated below:

Initial LIBOR Rate	Increase in the LIBOR rate	Estimated Annual Impact
		(in thousands)

Less than or equal to 4.5%	1%	$1,282

Greater than 4.5%, less than or equal to 5.75%	1%	$1,532

Greater than 5.75%, less than or equal to 6.75%	1%	$1,782

Greater than 6.75%, less than or equal to 7.75%	1%	$1,532

Greater than 7.75%	1%	$1,282

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the Company and its subsidiaries is communicated to the chief executive officer and the chief financial officer.  Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2004, our disclosure controls and procedures are effective to ensure that information disclosed by us in reports that we file or submit with the Securities Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting during the third quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are from time to time party to legal proceedings that arise in the ordinary course of business.  We do not believe that the resolution of any such threatened or pending legal proceedings will have a material adverse affect on our financial position, results of operations or liquidity.

We are a party to a lawsuit in connection with an ammonia release at our Baton Rouge, Louisiana manufacturing facility in September 2001.  The claim, which is a consolidation of seven lawsuits, is titled Wallace Acey, Jr. et al vs. Reddy Ice Corporation and was reported on our Form 10-K for the fiscal year ended December 31, 2003.  Since that report, there have been no material developments.

We were a party to two lawsuits filed in connection the Merger.  The first lawsuit was filed on May 23, 2003 and was titled Cause No. CC-03-06056-A; Glenn Robbins, On Behalf of Himself and All Others Similarly Situated, and Derivatively on Behalf of Packaged Ice, Inc. vs. William P. Brick, Jimmy C. Weaver, A.J. Lewis III, Tracy L. Noll, Robert G. Miller, Steven P. Rosenberg and Richard A. Coonrod, Defendants, and Packaged Ice, Inc., a Texas corporation.  The second lawsuit was filed on May 23, 2003 and was titled Cause No. CC-03-06055-C, Imperial County, On Behalf of Itself and All Others Similarly Situated, and Derivatively on Behalf of Packaged Ice, Inc. vs. William P. Brick, Jimmy C. Weaver, A.J. Lewis III, Tracy L. Noll, Robert G. Miller, Steven P. Rosenberg and Richard A. Coonrod, Defendants, and Packaged Ice, Inc., a Texas corporation.  The two lawsuits were identical adversarial proceedings filed by two shareholders on their own behalf, on behalf of a purported class, and derivatively on behalf of Packaged Ice, Inc., now known as Reddy Ice Group, Inc.  The plaintiffs alleged various breaches of fiduciary duty by our Board of Directors and unjust enrichment related to the Merger.  These lawsuits were reported on our Form 10-K for the fiscal year ended December 31, 2003.  On September 30, 2004, the court dismissed both lawsuits with prejudice.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 16, 2004, we sold 125 shares of common stock and 125 shares of our Series A preferred stock to one our independent directors.  The shares were sold for cash proceeds equal to $1,000 per share or an aggregate of $250,000. These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On September 22, 2004, the shareholders of Reddy Ice Holdings, Inc. unanimously elected the following individuals to the board of directors:  William P. Brick, Beth L. Bronner, Philip M. Carpenter III, Robert J. Fioretti, Andrew R. Heyer, David E. King, Douglas R. Korn, William P. Phoenix, Tracy L. Noll and Jimmy C. Weaver.

Item 5.  Other Information

None.

Item 6.  Exhibits

See Index to Exhibits on page 39.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDY ICE HOLDINGS, INC.

Date: November 10, 2004	By:	/s/ William P. Brick
William P. Brick
Chief Executive Officer

Date: November 10, 2004	By:	/s/ Steven J. Janusek
Steven J. Janusek
Chief Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1†	William P. Brick Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Steven J. Janusek Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†                      Filed herewith.