Form 10-K
period 2004-12-31
REDDY ICE HOLDINGS INC
filed 2005-03-31
CIK 1268984

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period to

Commission file number 333-110442-04

REDDY ICE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	56-2381368 (I.R.S. Employer Identification No.)
8750 North Central Expressway, Suite 1800 DALLAS, TEXAS (Address of principal executive offices)	75231 (Zip Code)

(214) 526-6740
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒ (1)

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Not Applicable

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The aggregate market value of the common equity held by non-affiliates is inapplicable as the registrant is privately held.

        The number of shares of registrant's common stock outstanding as of March 25, 2005 was 100,973.

        DOCUMENTS INCORPORATED BY REFERENCE: None

(1)
Although the registrant has not been subject to such filing requirements for the past 90 days, it has filed all reports required to be filed by Section 15(d) of the Exchange Act during the preceding twelve months. Pursuant to Section 15(d) of the Exchange Act, the registrant's duty to file reports is automatically suspended as a result of having fewer than 300 holders of record of each class of its debt securities outstanding as of January 1, 2004, but the registrant agreed under the terms of certain long-term debt covenants to continue these filings.

REDDY ICE HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

i

PART I

        In this annual report on Form 10-K, unless otherwise noted, the words "Company," "we," "ours" and "us" refer to Reddy Ice Group, Inc. (formerly known as Packaged Ice, Inc.) and its subsidiaries for periods through August 14, 2003 and to Reddy Ice Holdings, Inc. and its direct and indirect subsidiaries for periods subsequent to August 14, 2003. "Reddy Group" refers to Reddy Ice Group, Inc., formerly known as Packaged Ice, Inc., and not its subsidiaries, and "Reddy Holdings" refers to Reddy Ice Holdings, Inc. and not its subsidiaries.

ITEM 1. Business

Our Company

        We are the largest manufacturer and distributor of packaged ice in the United States, serving approximately 82,000 customer locations in 31 states and the District of Columbia under the Reddy Ice brand name. We believe our sales are more than three times those of any other packaged ice supplier in the United States. Our principal product is ice packaged in seven to fifty pound bags, which we sell to a highly diversified customer base, including supermarkets, mass merchants and convenience stores. In 2004, we sold the equivalent of over 484 million seven-pound bags of ice. Our products are primarily sold throughout the southern United States (the "Sun Belt"), one of the most attractive regions in the country for packaged ice sales due to warm weather, extended peak selling seasons and favorable population growth patterns. Population growth is one of the primary drivers for growth in demand for packaged ice, and we operate in 13 of the 15 fastest growing metropolitan areas in the United States. In addition, our broad geographic reach helps insulate us from the impact of cool or rainy weather in any particular region. No other manufacturer and distributor of packaged ice in the United States has the geographic presence, infrastructure or capacity necessary to meet the multi-state demands of customers in our markets.

        Our business is characterized by consistent annual customer demand, attractive margins and modest annual capital requirements. Based on past experience, retail consumer demand for packaged ice is relatively unaffected by adverse economic conditions due to its low cost and the lack of readily available substitutes. We operate in two business segments: ice products and non-ice products and operations. Ice products accounted for approximately 94% of our total revenues in 2004. This segment consists of the traditional manufacture and delivery of ice from a central point of production to the point of sale as well as sales from The Ice Factory® machines, our proprietary equipment located in our customers' high volume locations that produce, package and store ice through an automated, self-contained process. In 2004, traditional ice manufacturing and Ice Factory sales accounted for approximately 91% and 9% of ice product revenues, respectively. Non-ice products and operations consist of refrigerated warehousing and the manufacture and sale of bottled water. The majority of our sales are direct to supermarket chains, convenience stores, mass merchants and other commercial customers. In addition, a portion of our products is sold through distributors who deliver ice to our customers on our behalf and who resell ice to their own customers.

        We have built a strong and loyal customer base by providing a high level of service and quality at competitive prices utilizing our extensive network of ice manufacturing plants and distribution centers. We have a diverse customer base and long-standing relationships with our customers across all major retail channels as evidenced by our high retention rates with prominent supermarkets, mass merchants and convenience stores such as Albertson's, Circle-K, ExxonMobil, Food Lion, Kroger, 7-Eleven and Wal-Mart. For the year ended December 31, 2004, our largest customer, Wal-Mart and Sam's Club on a combined basis, accounted for approximately 10% of our revenues. Most of our major customers, including eighteen of our top twenty retail ice customers, have purchased ice from us and our predecessor companies for over a decade. Within our markets we are the sole supplier of packaged ice to the majority of our top twenty retail ice customers. The percentage of our total revenues derived from and volume sold to national and regional convenience and grocery store chains has grown over the last several years as each of these retail channels has consolidated. We have benefited from supplying these national and regional retailers as many of these customers have grown at rates in excess of industry averages.

        At March 25, 2005, we owned or operated 59 ice manufacturing facilities, 55 distribution centers, approximately 79,000 merchandisers (cold storage units installed at customer locations), approximately 3,000 Ice Factories, six refrigerated warehouses and one bottled water plant. We had an aggregate daily ice manufacturing capacity of over 16,000 tons, the equivalent of over 4.5 million seven-pound bags of ice.

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

Business Strategy

        Our business strategy is to strengthen our competitive position, increase revenues and drive profitability by:

        Enhancing Revenue Growth.    We believe there are several opportunities to maintain and grow our revenues through:

          Growth from Our Existing Customers.    We intend to capitalize on our long-standing customer relationships by growing with our large national and regional customers as they seek to increase their market penetration and consolidate the retail segments in which they operate. As the sole supplier in our regions to the majority of these customers, we are well positioned to share in our customers' growth. In addition, for certain customers for whom we are not the sole supplier, there is a likely opportunity to capture incremental volume as these customers continue to reduce their supplier base in order to achieve efficiencies across the supply chain.

          New Product Introductions.    We continue to broaden our product offerings through the introduction of new sizes of bagged ice. We believe that introducing new bag sizes at various price points offers an opportunity to enhance our product mix and increase our sales and operating margins.

          Growth from Outsourcing Trends of Large Retailers.    Several large retailers continue to produce packaged ice in-house. Consistent with general outsourcing trends among retailers, we have assumed certain ice supply requirements for a number of large retail chains that previously operated captive ice manufacturing facilities, including Albertson's, HEB and Safeway. We should be able to capture additional volume from new and existing customers if retailers increasingly choose to outsource and focus on their core competencies.

        Selectively Pursuing Acquisitions.    The packaged ice industry continues to be highly fragmented. We will continue to pursue strategic acquisitions in existing or adjacent geographic markets that enhance the density of our distribution routes, provide capacity rationalization opportunities, increase our market penetration in existing markets or expand our presence in contiguous markets. In 2004 we acquired 11 businesses for purchase prices aggregating approximately $16.9 million, including direct acquisition costs of $0.5 million. In addition, we made two acquisitions in 2003, including the Triangle Ice Co., Inc. ("Triangle") acquisition, for purchase prices aggregating $67.4 million. We completed the integration of our 2003 and 2004 acquisitions with our operations, financial and management systems and customer service departments during 2004.

        Continuing Efficiency Improvements.    In the last five years, we have consolidated our ice manufacturing and distribution facilities, reducing the total number of facilities (including all acquired facilities) from 134 to 114 at December 31, 2004. As we have reduced the number of facilities, we have increased our overall capacity by relocating equipment and investing in new equipment. This has contributed to our operating margins (income from operations as a percentage of revenue) improving from 6.8% for the year ended December 31, 2001 to 18.3% for the year ended December 31, 2004. We have identified several opportunities for continued facility consolidations that we expect can be implemented without a significant increase in capital expenditures. In addition, we believe there are opportunities for continued efficiency improvements through distribution route optimization.

Ice Products

        We market our ice products to satisfy a broad range of customers, primarily under the Reddy Ice brand name. We produce our ice in cube, half-moon, cylindrical and crushed forms (collectively referred to as "cubed ice"), and also produce ice in block forms. Our primary ice product is cubed ice packaged in small bags (primarily seven and ten-pounds), which we sell principally to convenience stores and supermarkets. We also sell significant amounts of medium bags of cubed ice (16 to 20 pounds) and ten-pound block bags to the same convenience stores and supermarkets. We sell cubed ice in assorted bag sizes ranging from 16 to 50 pounds to restaurants, bars, stadiums, vendors and caterers. In addition, we sell block ice in 10-, 25- and 300-pound sizes to commercial, agricultural and industrial customers.

        We continue to broaden our product offerings through the introduction of new sizes of bagged cubed ice as well as new ice products. New bag sizes such as ten-pound bags of cubed ice may offer an opportunity to enhance revenue and income from operations. In 2004, sales of ten-pound bags of cubed ice accounted for approximately 5% of ice product revenues, an increase from approximately 0.1% of ice product revenues in 2003. In addition, we continue to develop and test new products, including an extra clear, perfectly square ice cube that melts more slowly than standard ice cubes and is targeted toward consumers of home refrigerator ice.

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

Distribution

        Due to high product transportation and shipping costs, the ice business has historically been a regional service business in which manufacturers produce and package ice at centrally located facilities and distribute to a limited market radius of approximately 100 miles. Due to these geographic constraints and the limited amount of product differentiation in the packaged ice industry, we focus on maintaining an efficient service, distribution and pricing system in each of our markets. We deliver ice through both traditional distribution methods and the on-site Ice Factory system. We believe that this unique combination of distribution service offerings enables us to better serve our customers.

        Traditional Distribution.    We produce and bag ice at centrally located manufacturing facilities and subsequently sell the product with several delivery alternatives. These delivery alternatives include (1) delivering packaged ice directly to the customers' retail locations and stocking our merchandisers, (2) delivering pallet quantities to retail locations where our customers' employees stock our merchandisers and (3) warehouse shipments of ice from our facilities to the facilities of our customers who choose to deliver ice to their retail locations through their own distribution network. Our products are delivered through our own distribution operation as well as by third party distributors who transport and deliver the product to our customers. These distributors also purchase ice from us for resale to their own customers. To store ice inventory, we own or rent appropriate freezer space. We own or lease approximately 1,150 trucks for distribution in non-peak periods. During the peak summer months, we estimate that we may rent up to approximately 200 additional trucks.

        We currently serve approximately 79,000 customer locations through traditional distribution methods, principally through the use of our company owned ice merchandisers that are installed at most of our customers' locations. Our size and scale provide us with an efficient production and distribution network by providing us with customer density, additional production capacity and dedicated distribution centers. The increased customer density has improved routing efficiencies and reduced our transportation costs, which represent our largest cost component. In addition, our production capacity in adjacent geographic markets has allowed us to avoid "out of ice" situations and related lost sales during peak periods. In 2004, traditional ice manufacturing and distribution accounted for approximately 91% of ice product revenues.

        Ice Factory.    The Ice Factory is our proprietary self-contained automated system placed at the customer's location that manufactures, bags and stores packaged ice. Each unit is built to our specifications and includes an ice maker, merchandiser and bagging machine. The unit is capable of producing and packaging 240 bags of ice per day. The Ice Factory is most frequently used in high volume supermarkets and other commercial locations. The Ice Factory, when combined with traditional delivery methods, provides our customers with the flexibility to meet their specific supply requirements in a cost-efficient manner. Transportation costs, the most significant costs of traditional ice delivery, are eliminated by on-site production. As a result of these cost savings, we believe that The Ice Factory provides us with operating efficiencies in high volume locations compared to traditional ice delivery.

        Ice Factory locations are selected only after a thorough review and analysis of historical ice sales and the local competitive environment. Approximately 800 of our installed base of approximately 3,000 Ice Factories are operated and maintained by other ice suppliers under management agreements with us. In 2004, Ice Factories accounted for approximately 9% of ice product revenues.

        We believe that providing frequent, regular and reliable service and support to our customers is one of the most important elements in operating our Ice Factory network. We have a routine route servicing system, which utilizes trained service representatives to perform the regularly scheduled service procedures, and we maintain toll-free telephone support for responding to customer calls regarding repairs and maintenance.

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

        We have a diversified customer base. In 2004, our largest customer, Wal-Mart and Sam's Club on a combined basis, accounted for approximately 10% of our revenues. Our largest customer accounted for less than 10% of sales in 2003 and less than 8% of sales in 2002. Our other largest national accounts include the supermarket chains Albertson's, Kroger and Safeway; and the convenience and petroleum store chains Circle K, 7-Eleven and ExxonMobil. Major regional customers include the supermarket chains Publix, Winn-Dixie, Food Lion and HEB and the convenience and petroleum store chains Diamond Shamrock, The Pantry and RaceTrac. In 2004, our sales, measured in terms of seven-pound equivalent units, were allocated to various retail channels as follows: 45% to supermarket and mass merchant chains, 29% to convenience and petroleum store chains, 12% to distributors and 14% to other channels. The percentage of our total volume measured in terms of seven-pound equivalent units sold to national and regional supermarket, mass merchant and convenience and petroleum store chains has grown from approximately 54% in 2002 to approximately 57% in 2004, due to consolidation within those retail channels.

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

        Typically, our customer relationships are long term and turnover of major customers is infrequent. As a result, a significant portion of our corporate sales and marketing efforts are focused on maintaining and expanding these existing relationships. We also regularly explore and develop new customer relationships.

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

        Competition in the packaged ice industry is based primarily on service, quality and price. To compete successfully, an ice manufacturer must be able to offer significant supply and distribution capacity on a seasonal basis while maintaining cost efficiency. We are the largest company in the packaged ice industry, serving customers in 31 states and the District of Columbia. Our large geographic footprint, manufacturing capacity and distribution infrastructure, including traditional ice delivery, warehouse delivery and The Ice Factory, gives us the ability to service large retailers across multiple states and regions in a variety of ways. Because of these attributes, we are positioned to benefit from continued consolidation within our customer base and from increased reliance by national and regional customers on suppliers that serve multiple markets.

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

Acquisitions

        From 1997 through 1999, we pursued a consolidation strategy within the highly fragmented packaged ice industry. During that period, we completed approximately 80 acquisitions. Significant acquisitions included the purchase of Reddy Ice Corporation from Suiza Foods Corporation in April 1998 and the purchase of Cassco Ice & Cold Storage, Inc. in July 1998. Reddy Ice Corporation, prior to our acquisition of it, had been active in the consolidation of the packaged ice industry, having made 28 acquisitions from January 1997 to April 1998. Cassco was a leading regional producer and distributor of packaged ice products and was an owner/operator of refrigerated warehouses in the mid-Atlantic region. We did not complete any significant acquisitions from 1999 through 2002 due to the decline in our common stock value and our substantial leverage.

        In the fourth quarter of 2003, we acquired two ice companies for purchase prices aggregating $67.4 million, the more significant of which was Triangle, the purchase price for which was approximately $64.3 million. The acquisitions were financed with the proceeds from a sale of our common and preferred stock, term loan borrowings under our credit facility and the use of cash on hand. Prior to the acquisition, Triangle operated primarily in North and South Carolina. Although Triangle served some of the same customers as we did before we acquired Triangle, such as Food Lion,

Wal-Mart, Winn-Dixie and Circle K, there was no overlap between any of our customer locations and those of Triangle. With revenues of approximately $30.0 million for the fiscal year ended April 30, 2003, Triangle owned or operated eight ice manufacturing facilities and one distribution center and had an aggregate daily ice manufacturing capacity of approximately 2,085 tons.

        In 2004, we completed eleven acquisitions for a total purchase price of approximately $16.9 million, including direct acquisition costs of $0.5 million. The purchase price for each of these acquisitions was paid from our available working capital. Annual revenue associated with each of these acquisitions ranged from $0.1 million to $3.1 million and aggregated approximately $13 million, the largest being Dalton Ice in northern Georgia. These acquisitions have added four ice manufacturing facilities and six distribution centers to the facilities we own or operate.

        We will continue to consider strategic acquisitions in existing or adjacent geographic markets that enhance the density of our distribution routes, provide capacity rationalization opportunities, increase our market penetration in existing markets or expand our presence in contiguous markets.

Dispositions

        In recent years, as part of our strategy to reduce our debt and make better use of our assets, we began a program to evaluate and dispose of excess and non-core assets, including real estate and equipment. In 2004, 2003 and 2002 we realized $2.7 million, $1.5 million and $3.4 million, respectively, in proceeds from non-core assets disposed of, primarily through the sale of real estate. In 2004 and 2002, we recorded losses on the dispositions of assets in the amount of $0.4 million and $4.3 million, respectively. In 2003, we realized a gain of $0.01 million related to dispositions. In 2002, we recorded a charge of $3.3 million to reduce the carrying value of certain pieces of real estate that were classified as "assets held for sale" to their fair value. There were no impairments or writedowns in 2004 or 2003. We plan to continue to market certain excess real estate and non-core assets in 2005.

Non-Ice Products

        We also derive revenues from other goods and services, including refrigerated warehousing and the manufacture and sale of bottled water. Revenues from these non-ice products and operations have accounted for less than 10% of our total revenues during each of the years ended December 31, 2004, 2003 and 2002.

Employees and Labor Relations

        At March 25, 2005, we directly employed approximately 1,450 company employees and retained approximately 600 additional employees through temporary employment agencies. Each year, during the second and third quarters, our labor force increases to approximately 3,000 total employees due to seasonal increases in ice demand. We direct and control the hiring process for substantially all of these seasonal employees, while using temporary employment agencies for payroll administration and risk management of workers compensation insurance. We generally have not experienced any difficulty in meeting these seasonal employment needs. Labor, including the associated payroll taxes and benefit expenses, is our most significant expense item and was approximately 32% of our sales in 2004. As of March 25, 2005, no employees were represented by a union or subject to a collective bargaining agreement. We have never experienced a work stoppage due to labor difficulties and we believe our relationship with our employees is good.

Raw Materials and Suppliers

        We have not experienced any material supply problems in the past with respect to our business segments.

        Electricity is a significant component of our manufacturing costs. The cost of electricity was approximately 6% of our sales in 2004. Since 2002, our plants have been operating in both regulated and deregulated electricity markets. A significant number of our manufacturing facilities operate in regulated electricity markets and pay rates based on standard schedules for similar industrial facilities. With the assistance of an outside consultant and our own internal resources, we regularly monitor and review rate schedules, usage and other statistical data to ensure proper billing and identify additional cost control opportunities that may be available in these regulated markets. In deregulated electricity markets, we regularly evaluate market conditions and competing suppliers to obtain the best pricing available. Significant increases in electricity rates in both the regulated and deregulated markets in which we operate could have a material adverse effect on our results of operations as we may not be able to pass this expense through to our customers.

        We use large quantities of plastic bags. The cost of bags was approximately 6% of our sales in 2004. We used approximately 484 million seven-pound equivalent bags in 2004. There are numerous plastic bag manufacturers throughout the United States with the capability of providing for our plastic bag needs. Although one company dominates the industry, we currently purchase bags from several companies to ensure price competition. Historically, market prices for plastic bags have fluctuated in response to a number of factors, including changes in polyethylene prices.

        We have relationships with approximately 175 third party ice distributors and co-packers throughout our market area who deliver a portion of our products to our customers and sell ice to their own customers. We have contractual relationships with approximately 120 of these distributors and co-packers. Our contracts contain standard terms governing their relationship with us, including exclusivity and price. Distributors handled approximately 29% of our ice sales, measured in terms of seven-pound equivalent units, in 2004, either delivering the product to our customers for a delivery fee or reselling the ice to their own customers. We generally do business with distributors under one of two arrangements. Beginning in the first half of 2004, we began shifting the majority of our distributors to an arrangement that results in reporting sales and cost of sales (excluding depreciation) at their gross, rather than net, amounts. Total costs related to these distribution services were approximately 5% of our sales in 2004.

        We also use large quantities of fuel in our distribution process. Numerous vendors throughout the United States provide the fuel for our vehicles. Fuel expenses in 2004 were approximately 3% of our sales. Market prices for fuel have fluctuated widely in the past. Significant increases in fuel prices could have a material adverse effect on our business as we may not be able to pass this expense through to our customers.

        For more information on raw materials in 2004, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Year Ended December 31, 2004 Compared to Twelve Months Ended December 31, 2003—Cost of Sales (Excluding Depreciation)."

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

Intellectual Property

        We regard The Ice Factory as proprietary and rely primarily on a combination of patents, nondisclosure and confidentiality agreements and other protection methods to secure and protect our intellectual property rights. We hold or have exclusive rights to several patents relating to The Ice Factory, including the bagging device and the overall assembly of the unit. The patents filed in North America relating to The Ice Factory expire at various dates from 2010 through 2014. In addition, we have developed or acquired a number of trademarks (both registered and common law) and trade names for use in our ice business, and we hold licenses for the use of additional trademarks from third parties. We believe the use of our trademarks creates goodwill and results in product differentiation. However, we do not believe that the loss of any of our trademarks would have a material adverse effect on our business or results of operations.

Government Regulation

        The packaged ice industry is subject to various federal, state and local laws and regulations. These require us to, among other things, obtain licenses for our plants and machines, pay annual license and inspection fees, comply with certain detailed design and quality standards regarding our plants and Ice Factories and continuously control the quality and quantity of our ice.

        Our packaged ice products are subject to federal and state regulation as a food pursuant to the Federal Food, Drug and Cosmetic Act, regulations promulgated thereunder by the Food and Drug Administration and analogous state statutes. These statutes and regulations impose comprehensive food manufacturing practices governing the sanitary conditions of the facilities where ice is manufactured, the design and maintenance of the equipment used to manufacture the ice, the quality of source water and the sanitary practices of employees during ice production. We cannot predict the types of government regulations that may be enacted in the future by federal, state or local governments or how existing or future laws or regulations will be interpreted or enforced. The enactment of more stringent laws or regulations or a stricter interpretation of existing laws and regulations may require additional expenditures by us, some of which could be material. Various states have imposed additional requirements including (1) quarterly testing of ice for the presence of microbes and certain substances regulated under the federal Safe Drinking Water Act, (2) specific requirements for keeping ice packaging operations separate from other activities and (3) labeling requirements for the bags used, including the name of the ice manufacturer, the manufacturing location and the net weight. Certain of our Ice Factories and ice manufacturing facilities are subject to routine and random safety, health and quality inspections. We believe that our facilities, manufacturing practices and Ice Factories are in substantial compliance with all applicable federal, state and local laws and regulations and that we will be able to maintain such substantial compliance in the future.

        We are subject to certain health and safety regulations, including Occupational Safety and Health Act regulations. These regulations require us to comply with certain manufacturing, health and safety standards to protect our employees from accidents. From time to time, our employees experience accidents on the job, which on occasion will result in a review or an investigation by the Occupational Safety and Health Administration. Such reviews may result in penalties or the requirement that we make modifications to our procedures or facilities, all of which may result in increased costs.

Environmental Matters

        Our ice manufacturing, bottled water and cold storage operations are subject to a wide range of environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use, management and disposal of hazardous and non-hazardous materials and wastes, and the cleanup of contamination. These requirements are complex, changing and tend to become more stringent over time. Noncompliance with such laws and regulations, or incidents resulting in environmental releases, could cause us to incur substantial costs, including cleanup costs, fines and penalties, third party claims for personal injury, investments to retrofit or upgrade our facilities and programs or curtailment of our operations.

        Our facilities use refrigerants such as ammonia and freon in manufacturing and cold storage operations. We have recently implemented risk and safety management plans at our facilities, as required under applicable laws and regulations, based on the quantity of ammonia stored and/or used at these locations. We will continue to review our facilities on an ongoing basis, including recently acquired facilities, to evaluate the feasibility of reducing on-site ammonia storage through engineering controls or, where required, to implement or update such programs. Some of our facilities that use various freon compounds may not be in compliance with applicable freon refrigerant requirements, including leak detection and repair, recordkeeping or reporting. We will continue to identify subject facilities and to implement procedural or mechanical changes as necessary to comply with applicable laws and regulations. To date, maintaining compliance with and addressing violations under these and other environmental laws and regulations has not had a significant effect on our business, financial condition or results of operations. However, significant operating costs and capital expenditures could be incurred if additional or more stringent requirements are imposed in the future.

        From time to time, our use of ammonia has resulted in incidents that have temporarily disrupted our manufacturing operations and resulted in liability for administrative penalties and claims for personal injury. To date our costs to resolve these liabilities have not been material. We are currently in the process of settling litigation resulting from an ammonia release in June 2001 at our Baton Rouge, Louisiana manufacturing facility. See "Item 3. Legal Proceedings" for a more detailed description of this litigation. Although we carry liability insurance against such losses, we could incur significant costs if our coverage is not sufficient to pay for all or a large part of any judgments against us, or if our carrier refuses coverage for these losses.

        In addition, some freon refrigerants are subject to phase-outs and, as a result, are very costly to obtain. We will continue to reduce our dependence on such freon compounds by upgrading or modifying our operations and by identifying approved substitutes. Based on current information, we believe that the freon phase-outs will not impede our ability to produce ice and provide cold storage or result in material cost increases for freon substitutes.

        Certain of our current and former facilities have a history of industrial or commercial operations. Because some environmental laws can impose liability for the entire cost of cleanup upon any of the current or former owners or operators, regardless of fault, it is possible that we could become liable for investigating or remediating contamination at these properties if any investigation or remediation is required in the future. Such costs have not historically had, and are not expected to have in the future, a material adverse effect on our business, financial condition or results of operations.

Seasonality

        The packaged ice business is highly seasonal, characterized by peak demand during the warmer months of May through September, with an extended peak selling season in the southern United States. Approximately 68%, 66% and 68% of our revenues occurred during the second and third calendar quarters in each of 2004, 2003 and 2002. The decrease in 2003 was primarily due to the timing of our acquisitions, which occurred in the fourth quarter of that year. As a result of seasonal revenue declines and the lack of proportional corresponding expense decreases, we typically experience lower profit margins resulting in losses during the first and fourth calendar quarters. In addition, because our operating results depend significantly on sales during our peak season, our quarterly results of operations may fluctuate significantly as a result of adverse weather during this peak selling period if the weather is unusually cool or rainy on a national or regional basis.

Recent Developments

        On February 11, 2005, we filed a registration statement with the Securities and Exchange Commission (the "SEC") for a proposed initial public offering of our common stock. In connection with the proposed offering, we expect to enter into new credit facilities. If the offering is completed pursuant to such registration statement, we would expect to use the net proceeds received by us from the offering together with borrowings under our new credit facilities in the manner set forth in the registration statement. If the proposed offering is consummated, we intend to adopt a dividend policy to pay quarterly dividends on our common stock. The payment of such dividends is subject to applicable law, restrictions contained in certain of our debt and financing agreements relating to the payment of cash dividends and the availability of cash. There is no guarantee that the proposed offering will be consummated, in whole or in part, and we may elect at any time and for any reason not to proceed with the proposed offering or any or all of the related transactions.

        On March 22, 2005 we commenced a cash tender offer for any and all of our outstanding 8 7/8% Senior Subordinated Notes due 2011. In connection with the tender offer we are also soliciting consents to amend the indenture governing these notes to, among other things, eliminate substantially all of the restrictive covenants and certain events of default. The offer is subject to the satisfaction of certain conditions, including there being validly tendered and not validly withdrawn at least a majority of the aggregate principal amount of these notes outstanding and having available funds sufficient to pay the aggregate total consideration to the holders of tendered notes from the anticipated proceeds of our borrowings under our new credit facilities and from the proposed initial public offering of our common stock.

Available Information

        You can find more information about us at our Internet website located at www.reddyice.com. Information contained in or connected to our website is not deemed to be incorporated by reference into, and does not otherwise constitute a part of, this filing. We voluntarily file periodic reports and other information with the SEC electronically via EDGAR. All of our filings are available free of charge on our website as soon as reasonably practicable after we electronically file such material with the SEC.

ITEM 2. Properties

        We maintain our principal executive offices in Dallas, Texas, where we lease approximately 17,958 square feet of space. The lease in Dallas expires in 2015. At March 25, 2005, we owned or leased 59 ice manufacturing plants, 55 distribution centers, six refrigerated warehouses and one bottled water plant. As of December 31, 2004, we leased 14 of our ice manufacturing plants and 18 of our distribution centers. The leases are scheduled to expire at various dates from 2005 to 2016. Including an installed base of approximately 3,000 Ice Factories, we had a combined, rated ice manufacturing capacity of over 16,000 tons per day. We believe that our current physical properties, along with our planned capital expenditures, are adequate for us to execute our current business strategy.

        Certain manufacturing and distribution facilities may be permanently closed in conjunction with our continuing consolidation plans, while others may be closed on a seasonal basis depending upon production requirements. As of December 31, 2004 and 2003, certain properties are classified as assets held for sale on our consolidated balance sheets. As of March 25, 2005, we have four idle properties that are being marketed for disposition. These properties are excluded from the table below.

        The following is a list of our active facilities and total rated traditional ice manufacturing capacity as of March 25, 2005:

	No. of Manufacturing Facilities	No. of Distribution Centers	No. of Refrigerated Warehouses	Bottled Water Plant	Traditional Manufacturing Capacity (Rated Tons Per Day)(1)
Alabama	2	1	—	1	472
Arizona	3	3	—	—	956
Arkansas	1	2	—	—	240
California	1	—	—	—	80
Colorado	1	—	1	—	320
Florida	9	5	—	—	1,957
Georgia	5	3	—	—	1,222
Louisiana	3	6	—	—	720
Maryland	1	2	—	—	240
Mississippi	—	2	—	—	—
Missouri	1	—	—	—	180
Nevada	1	—	1	—	260
New Mexico	1	3	—	—	160
North Carolina	4	1	1	—	1,225
Oklahoma	3	2	—	—	502
South Carolina	4	—	—	—	860
Tennessee	2	—	—	—	408
Texas	12	21	—	—	2,667
Utah	1	—	—	—	140
Virginia	3	4	3	—	880
West Virginia	1	—	—	—	120

Total	59	55	6	1	13,609

(1)
Does not include the rated ice manufacturing capacity of our installed Ice Factories, which was approximately 3,000 tons per day in the aggregate as of March 25, 2005 or approximately 400 tons per day of idle traditional ice manufacturing capacity as of March 25, 2005.

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

        We are involved in litigation in connection with an ammonia release at our Baton Rouge, Louisiana manufacturing facility in June 2001. The case, which is a consolidation of seven lawsuits generally referred to as Wallace Acey, Jr. et al. v. Reddy Ice Corp., is pending in the 19th Judicial District Court, Parish of East Baton Rouge, Louisiana. The plaintiffs, which have been certified as a class, have alleged injuries primarily consisting of inconvenience, watery eyes and offensive odors. No specific amount of damages was specified in the action. A settlement with the class was approved by the court on January 25, 2005 and is currently in a mandatory notice period. Unless appealed by the plaintiffs, we believe the settlement will be finalized upon expiration of the appeal period in April 2005. Our insurance carrier will pay the majority of the settlement and related legal fees. We have recognized $150,000 of costs in our 2004 results related to our obligation under the settlement. We do not believe that the final resolution of the litigation will have a material impact on our business, financial condition or results of operations in 2005.

ITEM 4. Submission of Matters to a Vote of Security Holders

        During the quarter ended December 31, 2004, no matters were submitted to a vote of security holders.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        There is no established trading market for any of our common equity. As of March 25, 2005, there were 26 holders of our common stock, par value $0.01.

        In October 2004, we declared a one-time cash dividend of $104.88 per share of our common stock in conjunction with the issuance of Reddy Holding's 10 1/2% senior discount notes due 2012. Provisions of our senior credit facility and, in some instances, Reddy Group's 8 7/8% senior subordinated notes and Reddy Holdings' 10 1/2% senior discount notes, prohibit us from paying dividends. In October 2004, Reddy Group obtained a one-time waiver of certain restrictions of our senior credit facility from the lenders under our senior credit facility which permitted sufficient funds to be dividended by Reddy Group to Reddy Holdings to allow Reddy Holdings to declare the one-time dividend on our common stock.

Equity Compensation Plans

        Information concerning securities authorized for issuance under equity compensation plans is set forth in "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information."

Sales of Unregistered Securities

        The following information relates to the sales and other issuances of our securities within the past three fiscal years, none of which were registered pursuant to the Securities Act of 1933 as amended (the "Securities Act").

        On July 31, 2003, we issued a parent guarantee to the initial purchasers of $152,000,000 aggregate principal amount at maturity of Cube Acquisition Corp.'s 8 7/8% senior subordinated notes due 2011. The notes were subsequently assumed by Reddy Group on August 15, 2003 in connection with the merger. Reddy Holdings received none of the gross proceeds from the issuance of the notes or the parent guarantee.

        The initial purchasers of the notes and the principal amount purchased by each such purchaser are listed in the table below.

Name of Purchaser	Principal Amount
Credit Suisse First Boston LLC	$50,667,000
Bear, Stearns & Co. Inc.	$50,667,000
CIBC World Markets Corp.	$50,666,000

Total	$152,000,000

        The issuance of the guarantee of the Reddy Group notes to the initial purchasers was made in reliance on Section 4(2) under the Securities Act and the Reddy Group notes were subsequently resold by the initial purchasers pursuant to Rule 144A and Regulation S promulgated thereunder. The sale of the Reddy Group notes was made without general solicitation or advertising.

        On August 15, 2003, upon consummation of the merger, we sold 94,050 shares of common stock for an aggregate purchase price of $94.05 million and 94,050 shares of Series A preferred stock for an aggregate purchase price of $94.05 million to Trimaran Fund Management L.L.C. and Bear Stearns Merchant Banking, our sponsors, and members of our senior management. These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering.

        On November 6, 2003, in connection with the acquisition of Triangle, we sold 5,000 shares of common stock for an aggregate purchase price of $5.0 million and 5,000 shares of series A preferred stock for an aggregate purchase price of $5.0 million to all of our then-current stockholders. These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering.

        On August 16, 2004, we sold 125 shares of common stock and 125 shares of our Series A preferred stock to one of our independent directors. The shares were sold for cash proceeds equal to $1,000 per share or an aggregate of $250,000. These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering.

        On October 27, 2004, we sold $151,000,000 aggregate principal amount at maturity of our 10 1/2% Senior Discount Notes due 2012 (the "Discount Notes"). We received gross proceeds of approximately $100.2 million upon the issuance of the Discount Notes.

        The initial purchasers of the Discount Notes and the principal amount purchased by each such purchaser are listed in the table below:

Name of Purchaser	Principal Amount at Maturity
Credit Suisse First Boston LLC	$60,400,000
Bear, Stearns & Co. Inc.	$45,300,000
CIBC World Markets Corp.	$45,300,000

Total	$151,000,000

        The issuance of the Discount Notes to the initial purchasers was made in reliance on Section 4(2) under the Securities Act and the Discount Notes were subsequently resold by the initial purchasers pursuant to Rule 144A and Regulation S thereunder. The sale of the Discount Notes was made without general solicitation or advertising.

ITEM 6. Selected Financial Data

        The following table sets forth, for the periods and dates indicated, selected consolidated data derived from our consolidated financial statements. The following information should be read in conjunction with our consolidated financial statements, including the notes thereto, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.

        On August 15, 2003, Packaged Ice, Inc. merged with Cube Acquisition Corp., a wholly-owned subsidiary of Reddy Ice Holdings, Inc. Packaged Ice, which was renamed Reddy Ice Group, Inc., was the surviving corporation and became a wholly-owned subsidiary of Reddy Holdings, which was established on May 8, 2003. Reddy Holdings and Cube Acquisition conducted no operations from May 8, 2003 through August 14, 2003. Reddy Holdings and Reddy Group are collectively referred to as the "Successor." Packaged Ice prior to the merger is referred to as the "Predecessor." Because of purchase accounting, certain amounts may not be comparable between the Predecessor and Successor.

	Successor	Successor	Predecessor	Combined
					Predecessor
		May 8, 2003 (Date of Inception) to December 31, 2003(1)
				Twelve Months Ended December 31, 2003(2)	Year Ended December 31,
	Year Ended December 31, 2004		January 1 to August 14, 2003(1)
					2002(1)	2001(1)	2000(1)

	(in thousands, except per share amounts)
Operating Data:
Revenues	$285,727	$86,919	$151,269	$238,188	$235,660	$244,247	$244,044
Cost of sales (excluding depreciation)	173,066	52,732	91,642	144,374	144,852	156,434	149,889
Depreciation expense related to cost of sales	17,850	5,883	10,881	16,764	18,567	19,283	18,793

Gross profit	94,811	28,304	48,746	77,050	72,241	68,530	75,362
Operating expenses	36,928	13,430	18,598	32,028	33,739	37,372	37,139
Depreciation and amortization expense	5,335	1,733	3,647	5,380	6,137	14,533	9,838
Loss (gain) on disposition of assets	398	—	(11)	(11)	4,345	(49)	—
Impairment of assets	—	—	—	—	7,363	—	—
Other income, net	—	—	116	116	161	19	17
Gain on extinguishment of debt	—	—	—	—	2,494	—	—
Interest expense	(25,105)	(10,370)	(21,063)	(31,433)	(34,870)	(36,686)	(32,470)
Income tax expense	10,494	1,053	—	1,053	—	—	—
Cumulative effect of change in accounting principle	—	—	—	—	(73,230)	—	—

Net income (loss) before preferred dividends	16,551	1,718	5,565	7,283	(84,788)	(19,993)	(4,068)

Net income (loss) available to common stockholders	$5,968	$(2,713)	$2,999	$286	$(88,598)	$(23,451)	$(7,202)

Balance Sheet Data:
Total cash and cash equivalents and restricted cash(3)	$4,478	$12,801			$6,500	$16,913	$1,027
Working capital(4)	2,208	7,651			(6,079)	(4,234)	1,114
Total assets	588,620	614,336			347,573	460,784	470,660
Total debt	437,066	330,947			305,214	332,667	332,270
Total stockholders' equity (deficit)	82,933	191,318			(37,149)	52,477	75,369
Other Financial Data:
Net cash provided (used in):
Cash flows—operating activities	$47,786	$30,092	$(4,846)	$25,246	$32,690	$19,153	$19,102
Cash flows—investing activities	(30,205)	(206,128)	(6,612)	(212,740)	(11,595)	(7,602)	(29,368)
Cash flows—financing activities	(25,904)	188,837	11,664	200,501	(24,808)	(2,365)	7,674
Capital expenditures(5)	(15,988)	(13,721)	(7,848)	(21,569)	(14,403)	(16,510)	(23,165)
Proceeds from dispositions	2,657	311	1,236	1,547	3,378	10,968	1,967
EBITDA (as adjusted)(6)	75,733	20,757	41,145	61,902	57,230	50,460	57,033
Basic net income (loss) per share:
Net income (loss) available to common shareholders before cumulative effect of change in accounting principle	$60.28	$(47.60)	$0.15		$(0.76)	(1.19)	(0.37)
Cumulative effect of change in accounting principle	—	—	—		(3.64)	—	—

Net income (loss) available to common shareholders	$60.28	$(47.60)	$0.15		$(4.40)	(1.19)	(0.37)

Weighted average common shares outstanding	99	57	20,159		20,157	19,756	19,340
Diluted net income (loss) per share:
Net income (loss) available to common shareholders before cumulative effect of change in accounting principle	$60,28	$(47.60)	$0.14		$(0.76)	(1.19)	(0.37)
Cumulative effect of change in accounting principle	—	—	—		(3.64)	—	—

Net income (loss) available to common shareholders	$60.28	$(47.60)	$0.14		$(4.40)	(1.19)	(0.37)

Weighted average common shares outstanding	99	57	20,808		20,157	19,756	19,340

(1)
The presentation of certain items in the consolidated statements of operations has been adjusted as a result of the restatement of our historical financial statements as discussed in "Item 7. Management's Discussion and Analysis of

  Financial Condition and Results of Operations" and in Note 18 to the consolidated financial statements.

(2)
Represents the sum of the Successor's results for the period from May 8, 2003 (Date of Inception) to December 31, 2003 and the Predecessor's results from January 1, 2003 to August 14, 2003.

(3)
Includes restricted cash of $6.7 million at December 31, 2001, which was used to collateralize outstanding standby letters of credit.

(4)
Working capital is defined as current assets less current liabilities.

(5)
Excludes the costs of acquisitions. Capital expenditures for the period from May 8, 2003 (Date of Inception) to December 31, 2003 include $10.5 million related to the purchase of leased equipment.

(6)
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

	Successor	Successor	Predecessor	Combined
					Predecessor
		May 8, 2003 (Date of Inception) to December 31, 2003
				Twelve Months Ended December 31, 2003	Year Ended December 31,
	Year Ended December 31, 2004		January 1 to August 14, 2003
					2002	2001	2000
EBITDA (as adjusted)	$75,733	$20,757	$41,145	$61,902	$57,230	$50,460	$57,033
Depreciation and amortization	(23,185)	(7,616)	(14,528)	(22,144)	(24,704)	(33,816)	(28,631)
Gain (loss) on disposition of assets	(398)	—	11	11	(4,345)	49	—
Impairment of assets	—	—	—	—	(7,363)	—	—
Gain on extinguishment of debt	—	—	—	—	2,494	—	—
Interest expense	(25,105)	(10,370)	(21,063)	(31,433)	(34,870)	(36,686)	(32,470)
Income tax expense	(10,494)	(1,053)	—	(1,053)	—	—	—
Cumulative effect of change in accounting principle	—	—	—	—	(73,230)	—	—
Preferred dividends	(10,583)	(4,431)	(2,566)	(6,997)	(3,810)	(3,458)	(3,134)

Net income (loss) available to common stockholders	$5,968	$(2,713)	$2,999	$286	$(88,598)	$(23,451)	$(7,202)

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the "Item 6. Selected Financial Data," and our consolidated financial statements, including the notes thereto beginning on page F-1, and the other information appearing elsewhere in this report.

Uncertainty of Forward Looking Statements and Information

        Other than statements of historical facts, statements made in this Form 10-K, statements made by us in periodic press releases, oral statements made by our management to analysts and stockholders and statements made in the course of presentations about our company constitute "forward-looking statements" within the meaning of such term under the Private Securities Litigation Reform Act of 1995. We believe the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. Factors you should consider that could cause these differences are:

  •
  general economic trends and seasonality;

  •
  weather conditions;

  •
  our substantial leverage and ability to service our debt;

  •
  the restrictive covenants under our indebtedness;

  •
  the availability of capital sources;

  •
  fluctuations in our operating costs, including in the prices of electricity, fuel, polyethylene and other required expenses;

  •
  competitive practices in the industry in which we compete;

  •
  our capital expenditure requirements;

  •
  the risks associated with acquisitions and the failure to integrate acquired businesses;

  •
  technological changes and innovations;

  •
  legislative or regulatory requirements; and

  •
  all the other factors described herein under "Risks Relating to Our Indebtedness" and "Risks Relating to Our Business".

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

Overview

        We are the largest manufacturer and distributor of packaged ice in the United States and currently serve approximately 82,000 customer locations in 31 states and the District of Columbia. We operate in two business segments—ice products and non-ice products and operations. Ice products accounted for approximately 94% and 92% of revenues in 2004 and 2003, respectively. Our ice products business segment consists of:

  •
  the traditional manufacture and delivery of ice from a central point of production to the point of sale; and

  •
  the installation and operation of The Ice Factory in our customers' high volume locations.

        Our other business segment, non-ice products and operations, consists of refrigerated warehousing for third parties and the manufacture and sale of bottled water.

        Seasonality.    Our results of operations are highly seasonal, characterized by peak demand during the warmer months of May through September, with an extended peak selling season in the southern United States. Revenue within specific markets can also be affected by weather conditions, with cool or rainy weather negatively impacting demand and extremely hot weather increasing our costs as we respond to excess customer demand for our products. Approximately 68%, 66% and 68% of our revenues occurred during the second and third calendar quarters in 2004, 2003 and 2002, respectively. The decrease in 2003 was primarily due to the timing of our 2003 acquisitions, which occurred in the fourth quarter of 2003. As a result of seasonal volume declines and a less than proportional decline in expenses during the first and fourth quarters, we typically experience lower profit margins resulting in losses during these periods. In addition, because a significant portion of our annual sales are generated during the second and third calendar quarters, our annual results of operations may fluctuate significantly if the weather during these periods is cool or rainy.

        Predecessor and Successor.    On August 15, 2003, Packaged Ice, Inc. merged with Cube Acquisition Corp., a wholly owned subsidiary of Reddy Ice Holdings, Inc. Packaged Ice was the surviving corporation and became a wholly owned subsidiary of Reddy Holdings, which was established on May 8, 2003. This discussion of the results of operations for the twelve months ended December 31, 2003 versus the year ended December 31, 2002 is based on the combined results of Packaged Ice for the periods from January 1, 2003 through August 14, 2003 and Reddy Holdings for the period May 8,

2003 to December 31, 2003. Reddy Holdings and Cube Acquisition conducted no operations from May 8, 2003 through August 14, 2003. Reddy Holdings and Reddy Group are collectively referred to as the "Successor". Packaged Ice prior to the merger is referred to as the "Predecessor". Due to the application of purchase accounting in connection with the acquisition, certain amounts may not be comparable between the Predecessor and Successor.

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

        Cost of Sales (Excluding Depreciation).    Our cost of sales (excluding depreciation) consists of costs related to the manufacture and distribution of our products, including, in particular:

  •
  manufacturing and distribution labor costs;

  •
  raw materials (primarily of polyethylene-based plastic bags);

  •
  product delivery expenses, including fuel and vehicle rental expense related to products delivered by our own distribution network, as well as fees paid to distributors who deliver ice to our customers on our behalf;

  •
  utility expenses (primarily electricity used in connection with the manufacturing, storage and distribution processes); and

  •
  Ice Factory-related costs associated with customer service representatives and machine technicians (note, however, that Ice Factories generally do not increase our plant occupancy, delivery or utility costs).

        Depreciation and Amortization.    Depreciation and amortization are divided into two line items—Depreciation expense related to cost of sales and depreciation and amortization expense. Depreciation expense related to cost of sales consists of depreciation expense for our production and distribution equipment. Depreciation and amortization expense consists of depreciation and amortization expense for our selling, general and administrative functions.

        Operating Expenses.    Our operating expenses are costs associated with selling, general and administrative functions. These costs include executive officers' compensation, office and administrative salaries, insurance, legal and other professional services and costs associated with leasing office space. Labor costs, including associated payroll taxes and benefit costs, included in operating expenses represented approximately 7% and 8% of sales in 2004 and 2003, respectively.

        Restatement of Statements of Operations.    In the process of preparing our consolidated financial statements for the year ended December 31, 2004, and in responding to comments from the SEC on our Registration Statement on Form S-1 relating to our contemplated initial public offering of common stock, we determined that our presentation of "cost of sales" and "gross profit", as previously reported, was not consistent with accounting principles generally accepted in the United States of America.

        Historically, we have not included depreciation expense related to cost of sales as a component of cost of sales and therefore had excluded it from gross profit calculations. The exclusion of such depreciation from the calculation of gross profit is inconsistent with SEC Staff Accounting Bulletin Topic 11:B, "Depreciation and Depletion Excluded from Cost of Sales". Consistent with presentations of other companies in related industries, we are adding the caption "depreciation expense related to cost of sales" above "gross profit" in our consolidated statements of operations. In addition, we are renaming the caption "cost of sales" to "cost of sales (excluding depreciation)" to clarify that depreciation expense attributable to cost of sales is not included in that caption. We have restated the accompanying consolidated statements of operations for the period May 8, 2003 (Date of Inception) to

December 31, 2003 (Successor), the period January 1, 2003 through August 14, 2003 (Predecessor) and the year ended December 31, 2002 (Predecessor) to reclassify $5.9 million, $10.9 million and $18.6 million, respectively, from "depreciation and amortization expense" to "depreciation expense related to cost of sales", which will have the effect of reducing gross profit, but which will not have any effect on income from operations or net income (loss). This restatement does not affect our historical consolidated balance sheets or consolidated statements of cash flows.

        Management's discussion and analysis of financial condition and results of operations which follows gives effect to the restatement.

Year Ended December 31, 2004 Compared to Twelve Months Ended December 31, 2003

	Successor	Successor	Predecessor	Combined
		May 8, 2003 (Date of Inception) to December 31, 2003			Change from Previous Year
	Year Ended December 31, 2004			Twelve Months Ended December 31, 2003
			January 1 to August 14, 2003
					Dollars	%
		(as restated)	(as restated)
	(dollars in thousands)
Consolidated Results:
Revenues	$285,727	$86,919	$151,269	$238,188	$47,539	20.0
Cost of sales (excluding depreciation)	173,066	52,732	91,642	144,374	28,692	19.9
Depreciation expense related to cost of sales	17,850	5,883	10,881	16,764	1,086	6.5
Gross profit	94,811	28,304	48,746	77,050	17,761	23.1
Operating expenses	36,928	13,430	18,598	32,028	4,900	15.3
Depreciation and amortization expense	5,335	1,733	3,647	5,380	(45)	(0.8)
Loss (gain) on disposition of assets	398	—	(11)	(11)	409	3718.2

Income from operations	52,150	13,141	26,512	39,653	12,497	31.5
Other income, net	—	—	116	116	(116)	(100.0)
Interest expense	(25,105)	(10,370)	(21,063)	(31,433)	6,328	(20.1)

Income before income taxes	27,045	2,771	5,565	8,336	18,709	224.4
Income tax expense	10,494	1,053	—	1,053	9,441	896.6

Net income before preferred dividends	$16,551	$1,718	$5,565	$7,283	$9,268	127.3

Ice Operations:
Revenues	$268,319	$79,954	$139,618	$219,572	$48,747	22.2
Cost of sales (excluding depreciation)	162,811	48,867	84,384	133,251	29,560	22.2
Depreciation expense related to cost of sales	16,769	5,500	10,475	15,975	794	0.05
Operating expenses	35,040	12,509	17,051	29,560	5,480	18.5
Non-Ice Operations:
Revenues	$17,408	$6,965	$11,651	$18,616	$(1,208)	(6.5)
Cost of sales (excluding depreciation)	10,255	3,865	7,258	11,123	(868)	(7.8)
Depreciation expense related to cost of sales	1,081	383	406	789	292	37.0
Operating expenses	1,888	921	1,547	2,468	(580)	(23.5)

        Revenues.    Revenues increased $47.5 million from 2003 to 2004. Approximately $38.0 million of the increase is due to our 2003 acquisitions, including Triangle in November 2003, and the 11 acquisitions consummated in 2004. Approximately $5.5 million of the increase was due to changes in the terms under which we do business with the majority of our distributors. These modifications to the distributor business occurred mostly in the second quarter of 2004 and also resulted in a corresponding increase in cost of sales (excluding depreciation). The remainder of the increase in revenues from ice businesses resulted primarily from higher average selling prices. Revenues in non-ice businesses decreased by $1.2 million, largely due to volume decreases in the cold storage operations.

        Cost of Sales (Excluding Depreciation).    Cost of sales (excluding depreciation) increased $28.7 million from 2003 to 2004. As a percentage of revenues, cost of sales (excluding depreciation) remained constant at 60.6%. The increase in cost of sales (excluding depreciation) was primarily due to approximately $21.0 million of additional costs associated with acquired operations, $5.5 million of additional costs resulting from the changes in the terms under which we do business with the majority of our distributors as described above and approximately $5.1 million of increased fuel, bag and electricity costs related to market increases in the price of energy. These increases were partially offset by a reduction of $2.9 million in equipment leasing costs resulting from asset purchases in the last half of 2003. Labor costs, including associated payroll taxes and benefit costs included in cost of sales (excluding depreciation), accounted for approximately 25% of sales in 2004 and 2003. Cost of plastic bags represented approximately 6% of sales in each of 2004 and 2003. Fuel expenses represented approximately 3% of sales in 2004, as compared to 2% in 2003. Expenses for independent third party distribution services represented approximately 5% of sales in 2004, as compared to 4% of sales in 2003. Electricity expense represented approximately 6% of sales in each of 2004 and 2003.

        Depreciation Expense Related to Cost of Sales.    Depreciation expense related to cost of sales increased by $1.1 million from 2003 to 2004, primarily as a result of depreciation of production and distribution equipment acquired in connection with the acquisitions consummated in the last quarter of 2003 and in 2004. This increase was partially offset by the effects of the revaluation of our property and equipment that resulted from the application of purchase accounting in connection with the merger on August 15, 2003.

        Operating Expenses.    Operating expenses increased $4.9 million from 2003 to 2004. As a percentage of revenues, operating expenses decreased from 13.4% in 2003 to 12.9% in 2004. The increase in operating expenses was primarily due to $3.2 million of expenses associated with acquired businesses and $1.5 million of expenses incurred in the fourth quarter of 2004 in connection with the redemption of our preferred stock and payment of accrued dividends thereon and the payment of a dividend on our common stock. Partially offsetting these increases was a $0.6 million decrease in operating expenses in our non-ice businesses, primarily due to headcount reductions in our cold storage operations.

        Depreciation and Amortization.    Depreciation and amortization expense decreased $0.05 million from 2003 to 2004, primarily due to the effects of the revaluation of our property and equipment in connection with the merger on August 15, 2003, partially offset by additional amortization expense associated with intangible assets recorded in connection with the acquisitions we have completed since the fourth quarter of 2003.

        Interest Expense.    Interest expense decreased $6.3 million from 2003 to 2004. The decrease is primarily due to the effects of the refinancing of our debt on August 15, 2003, which resulted in lower average interest rates and a $3.4 million non-cash credit to interest expense in the fourth quarter of 2004 related to the expiration of our interest rate collar agreement. These decreases were partially offset by a $2.0 million increase in non-cash interest expense associated with the senior discount notes issued on October 27, 2004.

Twelve Months Ended December 31, 2003 Compared to Year Ended December 31, 2002

	Successor	Predecessor	Combined	Predecessor
	May 8, 2003 (Date of Inception) to December 31, 2003				Change from Previous Year
			Twelve Months Ended December 31, 2003	Year Ended December 31, 2002
		January 1 to August 14, 2003
					Dollars	%
	(as restated)	(as restated)		(as restated)
	(dollars in thousands)
Consolidated Results:
Revenues	$86,919	$151,269	$238,188	$235,660	$2,528	1.1
Cost of sales (excluding depreciation)	52,732	91,642	144,374	144,852	(478)	(0.3)
Depreciation expense related to cost of sales	5,883	10,881	16,764	18,567	(1,803)	(9.7)
Gross profit	28,304	48,746	77,050	72,241	4,809	9.7
Operating expenses	13,430	18,598	32,028	33,739	(1,711)	(5.1)
Depreciation and amortization expense	1,733	3,647	5,380	6,137	(757)	(12.3)
Loss (gain) on disposition of assets	—	(11)	(11)	4,345	(4,356)	(100.3)
Impairment of assets	—	—	—	7,363	(7,363)	(100.0)

Income from operations	13,141	26,512	39,653	20,657	18,996	92.0
Other income, net	—	116	116	161	(45)	(28.0)
Gain on extinguishment of debt	—	—	—	2,494	2,494	(100.0)
Interest expense	(10,370)	(21,063)	(31,433)	(34,870)	3,437	9.9

Income (loss) before income taxes	2,771	5,565	8,336	(11,558)	19,894	172.1
Income taxes	1,053	—	1,053	—	1,053	—

Net income (loss) before cumulative effect of change in accounting principle	1,718	5,565	7,283	(11,558)	18,841	163.0
Cumulative effect of change in accounting principle	—	—	—	(73,230)	73,230	100.0

Net income (loss) before preferred dividends	$1,718	$5,565	$7,283	$(84,788)	$92,071	108.6

Ice Operations:
Revenues	$79,954	$139,618	$219,572	$216,654	$2,918	1.3
Cost of sales (excluding depreciation)	48,867	84,384	133,251	131,592	1,659	1.3
Depreciation expense related to cost of sales	5,500	10,475	15,975	17,895	(1,920)	(10.7)
Operating expenses	12,509	17,051	29,560	31,127	(1,567)	(5.0)
Non-Ice Operations:
Revenues	$6,965	$11,651	$18,616	$19,006	$(390)	(2.1)
Cost of sales (excluding depreciation)	3,865	7,258	11,123	13,260	(2,137)	(16.1)
Depreciation expense related to cost of sales	383	406	789	672	117	17.4
Operating expenses	921	1,547	2,468	2,612	(144)	(5.5)

        Revenues.    Revenues increased $2.5 million from 2002 to 2003. The increase was primarily due to our 2003 acquisitions, including Triangle in November 2003. The acquisitions provided additional revenue of $3.9 million, which was offset by a decline of $1.4 million in existing businesses, primarily in our ice segment. The decline in ice revenues was primarily related to reduced volume in sales caused by adverse weather conditions in certain of our significant markets, particularly in the eastern United States during the first six months of 2003. Weather patterns and volume sales returned to more historical levels in the last six months of 2003. The decline in volume sales was partially offset by increased average selling prices.

        Cost of Sales (Excluding Depreciation).    Cost of sales (excluding depreciation) decreased $0.5 million from 2002 to 2003. As a percentage of revenues, cost of sales (excluding depreciation) decreased from 61.5% in 2002 to 60.6% in 2003. The decrease in cost of sales (excluding depreciation) and the decrease in the relative percentage was attributable primarily to reduced sales volume in our ice business and reduced costs in our non-ice operations due to headcount reductions. Partially offsetting these decreases were additional costs of $2.5 million attributable to the operations of the businesses we acquired in 2003 from their respective dates of acquisition.

        Depreciation Expense Related to Cost of Sales.    Depreciation expense related to cost of sales decreased by $1.8 million, primarily due to the revaluation of our property and equipment that resulted from the application of purchase accounting in connection with the merger on August 15, 2003.

        Operating Expenses.    Operating expenses decreased $1.7 million from 2002 to 2003. As a percentage of revenues, operating expenses decreased from 14.3% in 2002 to 13.4% in 2003. The decrease was due to reduced incentive compensation expense of $1.7 million related to the company's overall financial performance and reduced expenses associated with legal and other professional services. Offsetting these decreases was $0.6 million of costs attributable to the operations of the businesses we acquired in 2003 from their respective dates of acquisition.

        Depreciation and Amortization.    Depreciation and amortization expense decreased $0.8 million from 2002 to 2003. The decrease was primarily due to the revaluation of our property and equipment that resulted from the application of purchase accounting in connection with the merger on August 15, 2003.

        Impairment of Assets.    In 2002, we recorded two non-cash charges to impair assets which totaled $7.4 million. First, we reclassified certain excess real estate as "Assets Held for Sale" and recorded a non-cash charge of $3.3 million to reduce their carrying value to their estimated fair value. Secondly, we evaluated our goodwill as of December 31, 2002 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and as a result recorded an impairment charge of $4.1 million related to our bottled water and cold storage operations. There were no similar charges in 2003.

        Gain on Extinguishment of Debt.    During 2002, we repurchased and retired 9 3/4% senior notes with a total par value of $15.0 million, which resulted in a gain on extinguishment of debt of $2.5 million. There were no extinguishments of debt in 2003.

        Interest Expense.    Interest expense decreased $3.4 million from 2002 to 2003. The decrease was primarily due to (i) lower average outstanding borrowings under our credit facility and reduced outstanding principal balances of our 9 3/4% senior notes during the period January 1, 2003 through August 14, 2003 and (ii) the effects of the refinancing of our debt on August 15, 2003. In connection with the merger, all of our prior debt was repaid and new debt was incurred. As a result of our new structure and the equity contributions made by our stockholders, the new debt that we incurred in connection with the acquisition had a lower total principal balance and significantly lower interest rates than our prior debt.

        Cumulative Effect of Change in Accounting Principle.    On January 1, 2002, the Predecessor adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Adoption of this statement resulted in a charge to net income of $73.2 million (net of $0 tax). The allocation of the charge to the ice and non-ice segments was $70.1 million and $3.1 million, respectively.

Liquidity and Capital Resources

        We generate cash from the sale of packaged ice through traditional delivery methods, by which we manufacture, package and store ice at a central facility and transport it to our customers' retail locations when needed, and through Ice Factories, which manufacture, package and store ice in our customers' retail locations. Our primary uses of cash are (a) cost of sales, (b) operating expenses, (c) debt service, (d) capital expenditures related to replacing and modernizing the capital equipment in our traditional ice plants and acquiring and installing additional Ice Factories and (e) acquisitions. Historically, we have financed our capital and working capital requirements, including our acquisitions, through a combination of cash flows from operations, borrowings under our revolving credit facilities and operating leases.

        Our ability to generate cash from our operations is subject to weather, general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. As a result, we cannot assure you that our business will generate sufficient cash flow from operations in amounts sufficient to enable us to service our debt and to fund our other liquidity needs. If we do not have sufficient liquidity, we will have to take actions such as reducing or delaying strategic acquisitions, investments and joint ventures, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all. In addition, the terms of our debt instruments may restrict us from adopting some of these alternatives.

        During 2004, capital expenditures totaled $16.0 million. As we have consolidated acquisitions into the existing company infrastructure, we have identified non-core and excess assets which can be disposed of. From time to time, we also dispose of other assets which are no longer useful in our operations. As a result of dispositions of these non-core and excess assets, we realized proceeds of approximately $2.7 million in 2004. Our net capital expenditures in 2004 were $13.3 million.

        In 2004, we completed the acquisition of 11 small ice companies for a total cash purchase price of approximately $16.9 million, including direct acquisition costs of $0.5 million. We will continue to evaluate acquisition opportunities as they become available. In conjunction with these evaluations, we will consider our liquidity, availability under Reddy Group's senior credit facility, mandatory principal repayments under our debt agreements and availability of other capital resources.

Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

        Net cash provided by operating activities was $47.8 million, $25.2 million and $32.7 million in 2004, 2003 and 2002, respectively. The increase from 2003 to 2004 was primarily due to a $18.7 increase in income before taxes, which was the result of additional income from acquired operations, reduced operating lease costs due the purchase of certain leased assets in 2003 and reduced cash interest expense as a result of the refinancing of our debt in August 2003. The decrease in cash provided by operations from 2002 to 2003 was due to a $16.5 million reduction in cash provided by changes in working capital and the release of restricted cash, offset by an improvement of $8.2 million in income before taxes, excluding gains or losses on dispositions of assets and asset impairment charges.

        Net cash used in investing activities was $30.2 million, $212.7 million and $11.6 million in 2004, 2003 and 2002, respectively. Net cash used in investing activities in 2004 was composed of net capital expenditures of $13.3 million and cash used for 11 small acquisitions of $16.9 million. Net cash used in investing activities in 2003 was composed principally of cash used for acquisitions of $192.7 million, including for the acquisitions of Packaged Ice and Triangle, and net capital expenditures of $20.0 million. Net cash used in investing activities in 2002 was primarily composed of net capital expenditures of $11.0 million.

        Net cash used by financing activities was $25.9 million in 2004, as compared to cash provided by financing activities of $200.5 million in 2003 and net cash used by financing activities of $24.8 million in 2002. The use of cash in 2004 was caused primarily by the redemption of our preferred stock for $114.2 million and the payment of a common dividend of $10.4 million in the fourth quarter of 2004, which was partially offset by $100.2 million of cash raised from the offering of our new 10 1/2% senior discount notes. In 2003, the net cash provided was primarily the result of net equity contributions from our new owners as they recapitalized the company. The net cash used in investing activities in 2002 was due to the reduction of the outstanding balance on our revolver and the repurchase and retirement of a portion of our 9 3/4% senior notes that were outstanding at that time.

Long-term Debt and Other Obligations

        Overview.    At December 31, 2004, we had approximately $437.1 million of total debt outstanding as follows:

  •
  $102.0 million of Reddy Holding's 10 1/2% senior discount notes due 2012 (net of unamortized discount of $49.0 million);

  •
  $151.1 million of Reddy Group's 8 7/8% senior subordinated notes due August 1, 2011 (net of unamortized discount of $0.9 million);

  •
  $177.8 million of outstanding term loans under Reddy Group's senior credit facility which matures on August 15, 2009;

  •
  $5.5 million of outstanding revolving credit facility balances under Reddy Group's senior credit facility which matures on August 15, 2008; and

  •
  $0.7 million of other debt.

        Senior Subordinated Notes.    On July 17, 2003, we issued $152.0 million of 8 7/8% senior subordinated notes. These notes were issued in connection with a private placement offering and were subsequently registered with the SEC. The sale of the 8 7/8% senior subordinated notes resulted in gross proceeds of $150.9 million. Interest on the 8 7/8% senior subordinated notes is payable semiannually on February 1 and August 1, with such payments having commenced on February 1, 2004. The 8 7/8% senior subordinated notes are unsecured obligations of Reddy Group and are:

  •
  subordinated in right of payment to all of Reddy Group's existing and future senior indebtedness;

  •
  equal in right of payment with any of Reddy Group's existing and future senior subordinated indebtedness; and

  •
  senior in right of payment to any other of Reddy Group's future subordinated indebtedness, if any.

        The 8 7/8% senior subordinated notes include customary covenants that restrict, among other things, the ability to incur or guarantee additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. Prior to August 1, 2006, Reddy Group may redeem up to 35% of the principal amount of the 8 7/8% senior subordinated notes at a redemption price of 108.875% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, with funds raised in equity offerings that are specified in the indenture governing the 8 7/8% senior subordinated notes. On or after August 1, 2007, Reddy Group may redeem all or a portion of the Senior Notes at a pre-determined redemption price plus any accrued interest. The redemption price, as a percentage of the outstanding principal amount, is 104.438% in 2007, 102.219% in 2008 and 100.000% in 2009 and subsequent years. If Reddy Group experiences a change of control and does not elect to redeem the outstanding Senior Notes as previously described, Reddy Group will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the outstanding principal amount plus accrued interest.

        The 8 7/8% senior subordinated notes are guaranteed, fully, jointly and severally, and unconditionally, on a senior subordinated basis by Reddy Holdings and all of Reddy Group's subsidiaries. The terms of the indenture governing the 8 7/8% senior subordinated notes significantly restrict Reddy Group from paying dividends and otherwise transferring assets to Reddy Holdings. For example, Reddy Group's ability to make such payments is governed by a formula based on 50% of its consolidated net income. In addition, as a condition to making such payments based on such formula, Reddy Group must have a ratio of EBITDA (as defined in the Reddy Group indenture) to interest expense of at least 2.0 to 1.0 prior to August 1, 2006, and 2.25 to 1 thereafter, after giving effect to any such payments. Notwithstanding such restrictions, the indenture permits an aggregate of $10.0 million of such payments to be made whether or not there is availability under the formula or the conditions to its use are met, provided that at the time of such payment, no default shall have occurred and be continuing under that indenture.

        On March 22, 2005 we commenced a cash tender offer for any and all of our outstanding 8 7/8% Senior Subordinated Notes due 2011. In connection with the tender offer we are also soliciting consents to amend the indenture governing these notes to, among other things, eliminate substantially all of the restrictive covenants and certain events of default. The offer is subject to the satisfaction of certain conditions, including there being validly tendered and not validly withdrawn at least a majority of the aggregate principal amount of these notes outstanding and our having available funds sufficient to pay the aggregate total consideration to the holders of tendered notes from the anticipated proceeds of our borrowings under our new credit facilities and from the proposed initial public offering of our common stock.

        Senior Discount Notes.    On October 27, 2004, Reddy Holdings issued $151.0 million in aggregate principal amount at maturity of 10 1/2% Senior Discount Notes due 2012 in a private placement offering. The senior discount notes were sold at 66.333% of the stated principal amount, which resulted in gross proceeds of $100.2 million. We used the net proceeds of the offering, together with a dividend of approximately $28.4 million from Reddy Group to redeem all of Reddy Holdings' existing series A preferred stock for approximately $99.2 million, to pay accumulated dividends on such stock as of the date of redemption in the amount of approximately $15.0 million and to pay a dividend of approximately $10.4 million to our common stockholders. In connection with these transactions, Reddy Group made a special transaction payment of approximately $1.2 million in the aggregate to certain members of management and certain directors. In connection with the offering of notes and the related transactions, Reddy Group amended its credit agreement (see "—Senior Credit Facility" below).

        Each senior discount note had an initial accreted value of $663.33 per $1,000 principal amount at maturity. The accreted value of each senior discount note increases from the date of issuance until November 1, 2008 at a rate of 10 1/2% per annum such that the accreted value will equal the stated principal amount at maturity on November 1, 2008. Thereafter, cash interest will accrue and be payable semi-annually at a rate of 10 1/2% per annum. The senior discount notes are unsecured obligations of Reddy Holdings and are:

  •
  not guaranteed by any of Reddy Holdings' subsidiaries;

  •
  senior in right of payment to all of Reddy Holdings' future subordinated indebtedness;

  •
  equal in right of payment with any of Reddy Holdings' existing and future unsecured senior indebtedness;

  •
  effectively subordinated to Reddy Holdings' existing and future secured debt, including Reddy Holdings' guarantee of Reddy Group's senior credit facility; and

  •
  structurally subordinated to all obligations and preferred equity of Reddy Holdings' subsidiaries.

        The senior discount notes include customary covenants that restrict, among other things, the ability to incur additional debt or issue certain preferred stock, pay dividends or redeem, repurchase or retire our capital stock or subordinated indebtedness, make certain investments, incur liens, enter into arrangements that restrict dividends from our subsidiaries, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. Prior to November 1, 2007, we may redeem up to 35% of the principal amount of the senior discount notes at a redemption price of 110.5% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, with funds raised in equity offerings that are specified in the indenture governing the senior discount notes. From and after November 1, 2008, we may redeem any or all of the senior discount notes by paying a redemption premium which is initially 5.25% of the principal amount at maturity of the notes, and will decline annually to 6% commencing on November 1, 2010. If a change of control occurs on or prior to November 1, 2007, we may, at our option, redeem all, but not less than all, of the senior discount notes at a redemption price equal to the sum of (i) the accreted value of the notes as of the redemption date, (ii) a premium equal to 125% of one year's coupon payment and (iii) any accrued and unpaid interest to the date of redemption. If we experience a change of control and do not elect to make the optional redemption described in the previous sentence, we will be required to make an offer to repurchase the senior discount notes at a price equal to 101% of their accreted value, plus accrued and unpaid interest, if any, to the date of purchase. We may also be required to make an offer to purchase the senior discount notes with proceeds of asset sales that are not reinvested in our business or used to repay other indebtedness.

        The senior discount notes are subject to registration with the SEC pursuant to a Registration Rights Agreement (the "Rights Agreement") entered into at the time of issuance. Pursuant to the Rights Agreement, Reddy Holdings is required to, within 150 days after the issuance date, file a registration statement with the SEC to exchange the senior discount notes for new notes of Reddy Holdings having terms substantially identical in all material respects to the senior discount notes. The 150th day following the issuance of the senior discount notes was March 26, 2005 and, as a result of not filing the registration statement with the SEC on or prior to that date, we have begun accruing additional interest on the senior discount notes from March 26, 2005 to the date on which the registration statement is actually filed, such additional interest accrues at an annual rate of 0.50% for the first 90 days following such date, and increases by another 0.50% thereafter until such registration statement is filed. Reddy Holdings must also use its commercially reasonable efforts to cause such registration statement to be declared effective within 240 days after the issuance date.

        Senior Credit Facility.    On August 15, 2003, Reddy Group entered into senior credit facilities in an aggregate amount of $170.0 million, with the lenders being a syndicate of banks, financial institutions and other entities, including Credit Suisse First Boston, as Administrative Agent, Canadian Imperial Bank of Commerce and Bear Stearns Corporate Lending, Inc. The credit facility provided for a six-year term loan in the amount of $135.0 million and a five-year revolving credit facility in the amount of $35.0 million. Proceeds of the term loan were used to consummate the merger as previously discussed. On October 17, 2003, the senior credit facility was amended to, among other things, allow for an additional term loan of $45.0 million to consummate the Triangle acquisition, which was completed on November 6, 2003, but was effective on November 1, 2003 for accounting purposes. The additional term loan contains substantially all the same terms, conditions and financial covenants as the original term loan. The combined term loan continues to amortize in quarterly installments over a five-year period in an annual aggregate amount equal to 1% of the combined term loan balance of $180.0 million, with any remaining unpaid balance to be repaid in the sixth year in equal, quarterly installments.

        At December 31, 2004, we had $24.0 million of availability under the revolving credit facility, net of outstanding standby letters of credit of $5.5 million. The standby letters of credit are used primarily to secure certain insurance obligations. As our insurance policies were renewed in 2004 with our current carrier, we were required to increase the balances of the standby letters of credit by approximately $2.6 million between October 2004 and March 1, 2005. During the latter part of 2004, we also worked with certain former insurance carriers to reduce the amount of standby letters of credit that we maintain for their benefit. As of March 25, 2005, the outstanding balances of standby letters of credit were $5.8 million. At this time, we do not anticipate any significant changes in our standby letters of credit until the second quarter of 2005, at which time collateral will be required for our 2005 policy renewals. However, later in 2005, this additional new collateral will be offset by reductions in collateral related to earlier policy years. Principal balances outstanding under the revolving credit facility bear interest per annum, at our option, at the sum of the base rate plus the applicable margin or LIBOR plus the applicable margin. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%. The applicable margin is different for revolving and term loans and varies depending on our leverage ratio. On February 20, 2004, the senior credit facility was amended to reduce the applicable margin on term loans by 0.5%. At December 31, 2004, the weighted average interest rate of borrowings outstanding under the senior credit facility was 5.0%. Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the LIBOR loan exceeds 90 days. Reddy Group pays a quarterly fee on the average availability under our existing revolving credit facility based on an annual rate of 0.5%. The terms of the senior credit facility prohibit Reddy Group from paying dividends and otherwise transferring assets to Reddy Holdings, except for certain limited dividends, the proceeds of which must be used to maintain Reddy Holdings' corporate existence.

        The senior credit facility requires that, beginning in 2004, we will repay all borrowings under the revolving credit facility and maintain a zero outstanding balance for a period of 30 consecutive calendar days during each year. This requirement for 2004 was met on August 10, 2004. The term loan amortizes in quarterly installments over a five-year period in an annual aggregate amount equal to 1% of the original balance, with any remaining unpaid balance to be repaid in the sixth year in equal, quarterly installments. Subject to certain conditions, mandatory repayments of the revolving credit facility and term loan are required to be made with portions of the proceeds from (1) asset sales, (2) the issuance of debt securities, (3) an initial public offering of stock of Reddy Holdings and (4) insurance and condemnation awards. In the event of a change in control, as defined in the credit agreement governing the senor credit facility, all amounts outstanding will become due and payable immediately. Furthermore, within 100 days after the close of each fiscal year (beginning with the close of the 2004 fiscal year), a mandatory prepayment of the term loan is required based on a percentage of Reddy Group's annual excess cash flow, as defined in the senior credit facility. The percentage is based on Reddy Group's leverage ratio at the end of such fiscal year and ranges from 25% to 75%.

        In connection with the offering of the senior discount notes and the related transactions discussed above, the senior credit facility was amended on October 27, 2004 to permit such related transactions. In addition to allowing those related transactions, the amendment modified the calculation of Reddy Group's excess cash flow for 2004 such that a mandatory prepayment based on Reddy Group's 2004 results was not required.

        The senior credit facility also contains financial covenants which include limitations on capital expenditures and the maintenance of certain financial ratios, as defined in the credit agreement governing the senior credit facility, and is collateralized by substantially all of its assets and the capital stock of it and all of its current subsidiaries. At December 31, 2004, we were in compliance with these covenants.

        Interest Rate Collar Agreement.    On November 28, 2000, we entered into an interest rate collar agreement which expired on November 28, 2004. The collar agreement had a notional amount of $50.0 million and a term of 4 years. If the Index Rate (30-day LIBOR, as defined in the collar agreement) exceeded 7.75%, we were to receive the difference between the Index Rate and 7.75%. If the Index Rate fell below 5.75%, we were to pay the difference plus 1%. Any amounts payable or receivable were settled monthly. When our debt was refinanced on August 15, 2003, $0.3 million of amounts previously deferred in "accumulated other comprehensive income" on the balance sheet were written off as the hedged, forecasted transaction was no longer deemed probable of occurring. At the time, the collar agreement was redesignated as a hedge of the senior credit facility, with subsequent changes in fair value deferred in other comprehensive income. Upon expiration of the collar agreement on November 28, 2004, all amounts previously deferred in other comprehensive income were recognized, resulting in a non-cash credit to interest expense of approximately $3.4 million in the fourth quarter of 2004.

        Liquidity Outlook.    Due to the seasonal nature of our business, we record the majority of our sales and profits during the months of May through September. The majority of the cash generated from those operations is received between July and November. We have already used the excess cash generated from our 2004 summer selling season to repay a portion of amounts borrowed under our revolving credit facility, fund acquisitions, redeem our preferred stock and pay a dividend to our common stockholders.

        We estimate that our capital expenditures for 2005 will approximate $17.5 million to $18.5 million, which will primarily be used to maintain and expand our traditional ice operations. This estimate includes approximately $2.0 million of expenditures related to the implementation of mobile technology with our delivery personnel to create and record sales transactions. There can be no assurance that capital expenditures will not exceed this estimate. As we have consolidated acquisitions into the existing company infrastructure we have identified non-core and excess assets. As a result of dispositions of these non-core and excess assets, we estimate that we will generate proceeds of approximately $1.5 million to $2.5 million in 2005.

        Based on our expected level of operations, we believe that cash flows from operations, together with available borrowings under our revolving credit facility, will be adequate to meet our future liquidity needs for at least the next twelve months. As of March 25, 2005, we had approximately $12.0 million of availability under our revolving credit facility, which reflected an outstanding balance under our revolving credit facility of $17.2 million and standby letters of credit of $5.8 million. During the next two months, we expect availability under our revolving credit facility will decrease to approximately $8 million to $10 million due to further borrowings on our revolving credit facility to fund operations, capital expenditures and debt service. Such borrowing under our revolving credit facility are expected on a seasonal basis as our cash flows from operations decline to their lowest point during March and April due to reduced sales in January and February and the need to finance seasonal increases in accounts receivable and inventories as temperatures and sales volumes begin to increase in April and May.

        During the latter part of the second quarter of 2005 and into the third quarter of 2005, availability under our revolving credit facility will increase to $24 million to $29 million. As noted previously, we record the majority of our sales and profits during the months of May through September and the majority of the cash generated from those operations is received in August through November. During those months in 2005, we expect to repay all amounts borrowed under our revolving credit facility in the spring, fund current capital expenditures and debt service and build up cash balances. We anticipate that a significant portion of such excess cash flow will be used in early 2006 to repay amounts outstanding under the senior credit facility as required by mandatory prepayment provisions in the senior credit facility. The table below summarizes the future payments due under our significant contractual obligations as of December 31, 2004:

	Total	2005	2006 to 2007	2008 to 2009	2010 and thereafter
	(in millions)
Long-term debt(1)	$619.6	$24.1	$47.9	$229.2	$318.4
Operating leases	34.5	9.1	14.0	6.9	4.5
Purchase obligations(2)	28.3	3.8	7.5	7.5	9.5

Total contractual obligations	$682.4	$37.0	$69.4	$243.6	$332.4

(1)
Includes estimated cash interest to be paid over the remaining terms of the debt, without giving effect to any changes in long-term debt that may occur if we complete the contemplated initial public offering of our common stock.

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

        Long-Lived Assets.    Property and equipment is carried at cost and is being depreciated on a straight-line basis over estimated lives of 2.5 to 36 years. Maintenance and repairs are charged to expense as incurred, while capital improvements that extend the useful lives of the underlying assets are capitalized. We accounted for all of our historical acquisitions using the purchase method of accounting and as a result recorded significant amounts of goodwill. Other intangible assets include the following that are amortized over their useful lives:

Intangible Assets	Useful Life
Goodwill	Indefinite life
Trade name	Indefinite life
Customer relationships	Straight line method over economic lives of 15 to 30 years
Debt issuance costs	Effective interest method over the term of the debt

        Impairment of Long-Lived Assets.    In accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The determination of recoverability of long-lived assets and certain other identifiable intangible assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition. Measurement of an impairment loss for long-lived assets and other intangible assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or net realizable value. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is evaluated using a market valuation approach, based on valuations of comparable businesses, multiples of earnings of comparable businesses and discounted cash flows. In connection with the evaluation of our goodwill on December 31, 2002, we recorded an impairment charge of $4.1 million related to our non-ice business segment. There were no impairment charges in 2004 or 2003.

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

        Revenue Recognition.    Revenue is recognized when product (packaged ice, ice packaging bags, bottled water and ice equipment) is delivered to and accepted by customers. There is no right of return with respect to the packaged ice, bags delivered and bottled water. Revenue resulting from Ice Factory management agreements and cold storage services is recognized as earned under contractual terms.

Recently Adopted Accounting Pronouncements

        Effective January 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148. Under the provisions of SFAS No. 148, we have selected the modified prospective method of adoption; therefore, we will recognize stock-based employee compensation cost beginning January 1, 2005, as if the fair value based accounting method had been used to account for all employee and director awards granted, modified, or settled since the merger on August 15, 2003.

New Accounting Pronouncements

        On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. Adoption of this statement resulted in a charge to net income of $73.2 million (net of $0 tax). The allocation of the charge to the our ice and non-ice segments was $70.1 million and $3.1 million, respectively.

        On January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting requirements for the impairment and disposal of long-lived assets. In November 2002, our Board of Directors approved a plan to sell certain fixed assets within the following twelve months. The disposition plan was subsequently revised and extended. At December 31, 2004 and 2003, these assets were classified as "Assets Held for Sale" in the balance sheet and were reported at their fair value, less costs to sell, if any, in accordance with SFAS No. 144. A non-cash charge of $3.3 million was recognized in the year ended December 31, 2002 to reduce the carrying value of the assets to their fair value. Such charge is included in "Impairment of Assets" in the statement of operations.

        In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, amended SFAS No. 4 and SFAS No. 64 to require that gains and losses from the extinguishment of debt generally be classified within continuing operations. We adopted SFAS No. 145 upon issuance and as a result, have reflected gains on the extinguishment of debt within continuing operations.

        On January 1, 2003, we adopted FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 requires disclosure of guarantees and requires liability recognition for the fair value of guarantees made after December 31, 2002. Adoption of FIN No. 45 did not have a material effect on our consolidated financial statements.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN No. 46 requires the consolidation of these entities, known as variable interest entities, by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both.

        In December 2003, the FASB issued a revision to FIN 46 ("FIN 46R"). Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of FIN 46 for public companies, to the end of the first reporting period ending after March 15, 2004, except that all public companies must at a minimum apply the provisions of FIN 46 to entities that were previously considered "special purpose entities" under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. We do not have any variable interest entities or special purpose entities.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which was generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of "underlying" to conform it to the language used in FIN 45, "Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and amends certain other existing pronouncements. The adoption of SFAS No. 149 did not have a material impact on our consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no material impact on our results of operations and financial position.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—an amendment of ARB No. 43, chapter 4". SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. This statement is effective for fiscal years beginning after July 15, 2005. We are currently evaluating the effect this standard could have on our results of operations and financial position.

        In November 2004, the EITF reached a consensus on EITF 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations" ("EITF 03-13"). The EITF reached a consensus in this issue on an approach for evaluating whether the criteria in SFAS No. 144 have been met for purposes of classifying the results of operations of a component of an entity that either has been disposed of or is classified as held for sale as discontinued operations. The approach includes an evaluation of whether the operations and cash flows of a disposed component have been or will be eliminated from the ongoing operations of the entity. Such evaluation depends on whether continuing cash flows have been or are expected to be generated and, if so, whether those continuing cash flows are direct or indirect. The consensus also requires financial statement disclosure of certain information for each discontinued operation that generates continuing cash flows. EITF 03-13 is effective for components of an enterprise that are either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The adoption of EITF 03-13 had no effect on our consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non-employees.

        SFAS No. 123(R) eliminates the intrinsic value measurement objective in APB Opinion 25 and generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The standard also requires companies to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.

        We are required to apply SFAS No. 123(R) to all awards granted, modified or settled in our first reporting period after June 15, 2005. We are also required to use either the "modified prospective method" or the "modified retrospective method." Under the modified prospective method, compensation cost is recognized for all awards granted after adoption of the standard and for the unvested portion of previously granted awards that are outstanding on that date. Under the modified retrospective method, previously issued financial statements must be restated to recognize the expense amounts previously calculated and reported on a pro forma basis, as if the prior standard had been adopted. Under both methods, either the straight line or an accelerated method may be used to amortize the compensation cost associated with awards with graded vesting. The standard permits and encourages early adoption.

        We plan to adopt SFAS No. 123(R) on July 1, 2005 using the modified prospective method. We do not believe that the adoption of this standard will have a material effect on our results of operations and financial position.

General Economic Trends and Seasonality

        Our results of operations are generally affected by the economic trends in our market area, but results to date have not been significantly impacted by inflation. If we experience an extended period of high inflation, which affects multiple expense items, we believe that we will be able to pass on these higher costs to our customers.

        The ice business is highly seasonal, with the bulk of demand coming in the warmer spring and summer months. We experience seasonal fluctuations in our net sales and profitability. We make a disproportionate amount of our sales in the second and third calendar quarters. We also typically have net income in these same periods, whereas we typically experience net loss in the first and fourth quarters. We believe that over two-thirds of our revenues will occur during the second and third calendar quarters when the weather conditions are generally warmer and demand is greater, while less than one-third of our revenues will occur during the first and fourth calendar quarters when the weather is generally cooler. This belief is consistent with historical trends. As a result of seasonal revenue declines and the lack of proportional corresponding expense decreases, we will most likely experience lower profit margins and even losses during the first and fourth calendar quarters. In addition, because our operating results depend significantly on sales during our peak season, our quarterly results of operations may fluctuate significantly as a result of adverse weather during this peak selling period if the weather is unusually cool or rainy on a more national or regional basis.

Risks Relating to Our Indebtedness

        We have a substantial amount of indebtedness, which may reduce our cash flow and impede our ability to remain in compliance with debt covenants, make payments on our indebtedness and operate our business.

        We are highly leveraged and have significant debt service obligations. As of December 31, 2004, we had total debt of approximately $437.1 million and total stockholders' equity of $82.9 million.

        Our substantial indebtedness could have important consequences. For example, it could:

  •
  make it more difficult for us to comply with the terms of our outstanding debt;

  •
  require us to dedicate a substantial portion of our cash flow to pay principal and interest on our debt;

  •
  make us more vulnerable to, and reduce our flexibility in planning for, changes in general economic, industry and competitive conditions;

  •
  limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our strategy, or other purposes; and

  •
  place us at a disadvantage compared to our competitors with less debt.

        Any of the above listed factors could make us more vulnerable to defaults and place us at a competitive disadvantage. Further, if we do not have sufficient earnings to service our debt, we would need to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do on commercially reasonable terms or at all.

        We could incur more indebtedness, which may increase the risks associated with our substantial leverage, including our ability to service our indebtedness.

        The indentures governing Reddy Group's 8 7/8% senior subordinated notes and Reddy Holdings' 10 1/2% senior discount notes and our senior credit facility permit us, under certain circumstances, to incur a significant amount of additional indebtedness. In addition, we may incur additional indebtedness through our revolving credit facility. If we incur additional debt, the risks associated with our substantial leverage, including our ability to service our debt, would increase.

        Our ability to service our indebtedness requires a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.

        We cannot be certain that our earnings and the earnings of our operating subsidiaries will be sufficient to allow us to make payments in respect of the securities and meet our other obligations. Our ability to generate cash from our operations is subject to weather, general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. As a result, our business may not generate sufficient cash flow from operations in amounts sufficient to enable us to make payments in respect of the notes or service our debt and to fund our other liquidity needs. If we do not have sufficient liquidity, we will have to take actions such as reducing or delaying strategic acquisitions, investments and joint ventures, selling assets, restructuring or refinancing our debt or seeking additional equity capital. These remedies may not, if necessary, be effected on commercially reasonable terms, or at all. In addition, the terms of existing or future debt instruments, including the credit agreement governing our senior credit facility and the indentures for Reddy Group's 8 7/8% subordinated notes and Reddy Holdings' 10 1/2% senior discount notes, may restrict us from adopting some of these alternatives. Therefore, because of these and other factors beyond our control, we may be unable to pay dividends or service our debt.

        Our subsidiaries may not be able to generate sufficient cash to service all of their indebtedness and may be forced to take other actions to satisfy their obligations under such indebtedness, which may not be successful.

        If our subsidiaries are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on their indebtedness, or if they otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing their indebtedness (including the financial maintenance covenants in our senior credit facility), we or they could be in default under the terms of the agreements governing such indebtedness. If Reddy Group's operating performance declines in the future, Reddy Group may need to obtain waivers from the lenders under our senior credit facility to avoid being in default under that facility. If Reddy Group breaches its covenants under its senior credit facility and seeks a waiver, it may not be able to obtain a waiver from the required lenders. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under Reddy Group's senior credit facility could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against Reddy Group's assets, and Reddy Group could be forced into bankruptcy or liquidation.

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

        We experience significant seasonal fluctuations in our net sales and profitability. We make a disproportionate amount of our sales in the second and third calendar quarters when the weather is generally warmer, which results in an increased demand for ice. We also earn our net income during these same periods. As a result of seasonal revenue declines and the lack of a corresponding decrease in expenses, we experience net losses and materially lower profit margins during the first and fourth calendar quarters. Variations in demand could have a material adverse effect on the timing of our cash flows and therefore limit our ability to timely service our obligations with respect to our indebtedness, including our debt securities. In addition, because our operating results depend significantly on sales during the second and third calendar quarters, our results of operations may fluctuate significantly if the weather during these periods is cool or rainy.

        Weather conditions and weather events can decrease our sales or increase our expenses.

        Cool or rainy weather can decrease sales, while extremely hot weather may increase our expenses, each resulting in a negative impact on our operating results and cash flow. Ice consumers demand ice for a variety of reasons, but many of them buy ice in connection with outdoor related activities, both commercial and recreational. As a result, demand for ice increases during periods of warm, sunny weather, and conversely, demand decreases during periods of cool, rainy weather. During extended periods of cool or rainy weather on a national basis, our revenues and resulting net income may substantially decline. Also, hot weather does not necessarily result in greater net income. During extended periods of hot weather, our profits and cash flow may decline because of an increase in expenses in response to excess demand. We may have to transport ice from one plant to another and, in some cases, purchase ice from third party sources and transport it to a specific market to meet this excess demand, resulting in higher expenses and inconsistent service and product quality. Finally, although extreme weather events such as hurricanes can cause an increase in volume sales, those sales are not necessarily profitable due to added costs and disruptions to our normal service and distribution routes.

        Our failure to successfully compete in our markets, retain existing customers and obtain new customers could limit our prospects and cause us to lose market share.

        Our businesses are highly competitive. We have many competitors in each of our geographic markets offering similar products and services. Competition in our businesses is based primarily on service, quality and price. We could lose market share if we fail to successfully compete against our competitors in any of these areas, if our existing competitors expand their capacity, if new entrants enter our markets, if we fail to adequately serve our existing base of customers or if our larger grocery or convenience store customers decide to manufacture their own ice rather than purchase our products.

        Increases in the prices of electricity, certain raw materials, insurance and other required expenses could, if we cannot pass those price increases along to our customers, have an adverse effect on our results of operations.

        We use substantial amounts of electricity in connection with our manufacturing process, fuel to operate the refrigerated trucks for ice delivery and polyethylene, which is the primary raw material used to manufacture the bags we use to package our ice. We also carry general liability, workers compensation, health and vehicle insurance. We have already experienced increases in fuel costs, bag costs and insurance costs and may experience further increases in the future. If the prices for these items or other expenses increase beyond the amounts that we are able to pass along to our customers, our profits and our operating cash flow would decrease.

        Our acquisitions may not be successfully integrated and could cause unexpected financial or operational difficulties.

        In 2004, we completed 11 acquisitions. We anticipate that we may, from time to time, selectively acquire additional businesses, assets or securities of companies that we believe would provide a strategic fit with our business. Acquisitions are also accompanied by risks, such as potential exposure to unknown liabilities of acquired companies and the possible loss of key employees and customers of the acquired business. Further, acquisitions are subject to risks associated with the difficulty and expense of integrating the operations and personnel of the acquired companies, the potential disruption to our business and the diversion of management time and attention, any of which could increase the costs of operating our business, negate the expected benefits of the acquisitions or result in the loss of customers.

        We could incur substantial costs as a result of violations of or liabilities under environmental laws.

        Our ice manufacturing and cold storage operations are subject to a wide range of environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use, management and disposal of hazardous and non-hazardous materials and wastes and the cleanup of contamination. Noncompliance with such laws and regulations, or incidents resulting in environmental releases, could cause us to incur substantial costs, including cleanup costs, fines and penalties, third party claims for personal injury, investments to retrofit or upgrade our facilities and programs or curtailment of our operations. For example, our ice manufacturing and cold storage operations use refrigerants such as ammonia and freon. Some of our facilities may not be in compliance with certain freon refrigerant requirements, such as leak detection and repair, recordkeeping or reporting. In addition, the market price of freon is rising as a result of phase-outs under federal laws, which could significantly increase our operating costs in the future if we are not able to obtain approved substitutes.

From time to time, our use of ammonia has resulted in releases that have temporarily disrupted our manufacturing operations and resulted in lawsuits or administrative penalties. For example, we are currently in the process of settling litigation resulting from an ammonia release in June 2001 at our Baton Rouge, Louisiana facility. See "Item 3. Legal Proceedings". Material violations of or liabilities under environmental laws may require us to incur substantial costs which could reduce our profits, or to divert resources from ongoing environmental programs and improvements, which could delay our efforts to integrate acquisitions and upgrade our operations, or expose us to risk of further environmental liability.

        Our business could be disrupted or we could incur substantial costs because of government laws and regulations.

        We are subject to various federal, state and local laws relating to many aspects of our business, including labeling, sanitation, health and safety and manufacturing processes. We cannot predict the types of government regulations that may be enacted in the future by the various levels of government or how existing or future laws or regulations will be interpreted or enforced. The enactment of more stringent laws or regulations or a stricter interpretation of existing laws and regulations may cause a disruption in our operations or require additional expenditures by us, some of which could be material. We may incur material costs and liabilities in order to comply with any such laws and regulations and such costs and liabilities may result in substantial expenses to us and could divert management's time and attention.

        If we are unable to retain senior executives and attract and retain other qualified employees, our business might be adversely affected.

        Our success depends in part on our ability to attract, hire, train and retain qualified managerial, sales and marketing personnel. Competition for these types of personnel is high. We may be unsuccessful in attracting and retaining the personnel we require to conduct our operations successfully. Our success also depends to a significant extent on the continued service and performance of our senior management team, and in particular on the continued service of William P. Brick, our Chairman and Chief Executive Officer, and Jimmy C. Weaver, our President and Chief Operating Officer. In addition, we do not carry "key man" life insurance. Our inability to successfully attract and retain personnel or the loss of any member of our senior management team could impair our ability to execute our business plan.

        Accidents involving our products and equipment could expose us to increased costs as a result of product liability claims.

        We are subject to a risk of product liability claims and adverse publicity if a consumer is or claims to be harmed while using our products or equipment. Any such claim may result in negative publicity, loss of revenues or higher costs associated with litigation.

        We currently carry product liability insurance. However, this insurance may be insufficient to pay for all or a large part of these losses. If our insurance does not adequately cover these losses, our results of operations and cash flow would decrease and such a decrease could be material.

        We may lose customers' business to competitors as a result of our limited intellectual property protection, including on The Ice Factory.

        As the sole major ice supplier using an on-site ice production and delivery system at our customers' retail locations, we have enjoyed a competitive advantage over our competitors. Our proprietary Ice Factory system is preferred by certain of our high volume customers to traditional ice delivery and gives us more flexibility during peak seasons. Competitors sometimes test machines similar to The Ice Factory. If any of our competitors are successful with the rollout of a competing system, we could lose business to these companies, which would result in decreased cash flows and results of operations.

        It is also our practice to protect certain of our proprietary materials and processes by relying on trade secrets laws and non-disclosure and confidentiality agreements. Confidentiality or trade secrets may not be maintained and others may independently develop or obtain access to such materials or processes which could adversely affect our competitive position and ability to differentiate our products and services from competitors' offerings.

        Limitations on our ability to utilize our tax assets before they expire may negatively affect financial results.

        As of December 31, 2004, we had net operating loss carry-forwards for U.S. federal income tax purposes of approximately $109 million, of which approximately $86 million was attributable to the Predecessor. There are annual limitations on the utilization of the net operating loss carry-forwards generated by the Predecessor due to changes in ownership on and prior to August 15, 2003. We cannot assure you that we will be able to utilize our tax assets. Further, if our existing equity investors cease to own a majority of our common stock, then new limitations will apply to the approximately $23 million of net operating loss carry-forwards that are currently unrestricted and additional limitations may apply to the net operating loss carry-forwards generated by the Predecessor. If we are not able to utilize our tax assets in the manner or in the timeframe we anticipate, our future after-tax cash flow will be reduced.

        Any significant reduction in goodwill and other intangible assets would have an adverse effect on the value of our business.

        Our acquisitions have resulted in significant amounts of goodwill and other intangible assets. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, and intangible assets totaled approximately $313.6 million at December 31, 2004, representing approximately 53% of our total assets. In the future, goodwill and intangible assets may increase as a result of future acquisitions. Goodwill and intangible assets are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. The amount of any impairment must be charged to earnings. Any future determination requiring the write-off of a significant portion of the goodwill and intangible assets recorded on our balance sheet would have an adverse effect on our financial condition and results of operations.

        We are controlled by our sponsors and their affiliates, whose interests in our business may be different from yours.

        By reason of our sponsors' and their affiliates' ownership of us and their collective ability, pursuant to a stockholders agreement among our stockholders, to designate a majority of the members of the board of directors, our sponsors will control actions to be taken by us and our board of directors, including amendments to our certificate of incorporation and by-laws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The interests of our sponsors and their affiliates will likely differ from yours in material respects.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

        Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. Our main market risk category is interest rate risk.

        We are exposed to some market risk due to the floating interest rates under our credit facility. Principal balances outstanding under revolving credit facility bear interest, at our option, at the London Inter-Bank Offered Rate ("LIBOR") plus 3.5% or the prime rate (as announced from time to time by the administrative agent) plus 1.5%. The term loan bears interest, at our option, at LIBOR plus 2.5% or the prime rate plus 1.5%.

        As of December 31, 2004, the credit facility had an outstanding principal balance of $183.2 million at a weighted average interest rate of 5.0% per annum. At December 31, 2004, the 30-day LIBOR rate was 2.42%. If LIBOR were to increase by 1% from year end levels, the annual increase in interest expense given our principal balances at December 31, 2004 would be approximately $1.832 million.

ITEM 8. Financial Statements and Supplementary Data

        The financial statements and supplementary data required hereunder are included in this report as set forth in Item 15(a) of Part IV hereof and are incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A. Controls and Procedures

        Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of December 31, 2004, our disclosure controls and procedures are effective to ensure that information disclosed by us in reports that we file or submit with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

        There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

        None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

        The following table sets forth certain information as of March 25, 2005 regarding the directors and executive officers of Reddy Ice Holdings, Inc. and Reddy Ice Group, Inc.:

NAME	AGE	POSITIONS
William P. Brick(4)	53	Chairman of the Board of Directors and Chief Executive Officer
Jimmy C. Weaver	51	President, Chief Operating Officer and Director
Steven J. Janusek	33	Executive Vice President, Chief Financial Officer and Secretary
Ben D. Key	50	Senior Vice President—Sales
Graham D. Davis	50	Senior Vice President—Central Operations
Thomas L. Dann	56	Senior Vice President—Western Operations
Joseph A. Geloso	50	Senior Vice President—Eastern Operations
Raymond D. Booth	53	Senior Vice President—Mid-Atlantic Operations
Mark A. Steffek	36	Vice President—Finance and Treasurer
Beth L. Bronner(1)(3)	53	Director
Philip M. Carpenter III(1)	33	Director
Robert J. Fioretti(1)	35	Director
Andrew R. Heyer(2)	47	Director
David E. King(3)(4)	46	Director
Douglas R. Korn(2)	42	Director
Tracy L. Noll(1)(2)	56	Director
William P. Phoenix(3)(4)	48	Director

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

        Ben D. Key became our Senior Vice President—Sales in April 2001. From April 1998 until April 2001, Mr. Key served as our Vice President—Sales. Mr. Key joined Reddy Ice Corporation in June 1997 and served in the same position prior to its acquisition by Reddy Group. Prior to that time, Mr. Key was engaged in government service and political consulting for twenty years.

        Graham D. Davis became our Senior Vice President—Central Operations in March 2001. From April 1998 through March 2001, Mr. Davis was our Senior Vice President—Western Operations. For the five years prior to joining Reddy Group, Mr. Davis was Executive Vice President of Operations of Reddy Ice Corporation.

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

        Raymond D. Booth became our Senior Vice President—Mid-Atlantic Operations in July 2003. Prior to joining our Company, Mr. Booth was the principal of Booth Consulting, LLC and was engaged by us to oversee our mid-Atlantic cold storage businesses as well as serving other food related clients. Mr. Booth has over 32 years experience in the dairy foods business, where his career engaged him in all aspects of the growth through acquisition and branding of Country Fresh, LLC. He served in various senior management positions including Senior Vice President of Country Fresh, LLC, one of the Midwest's largest dairy products providers. Country Fresh merged with Suiza Foods in November 1997, and Mr. Booth became Suiza's Senior Vice President of Operations in January 1999. He served in that capacity until January 2001 when he became President of Suiza's Country Fresh division. Mr. Booth served in that capacity until December 31, 2001 when he started his own consulting company.

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

        Philip M. Carpenter III became a member of the board of directors on August 15, 2003 and is a Managing Director of Bear, Stearns & Co. Inc. and a Principal of Bear Stearns Merchant Banking, LLC. Prior to joining Bear Stearns in August 2002, Mr. Carpenter was a Principal of Brockway Moran & Partners, Inc., a private equity investment firm, which he joined in 1998. Prior to that, Mr. Carpenter was with the private equity firm Trivest, Inc. and the investment banking department of Bear, Stearns & Co., Inc. Mr. Carpenter is currently a Director of CamelBak Group, LLC, New York & Company, Inc. and Packaging Holdings, Inc. Mr. Carpenter holds a B.S. in Accounting from the State University of New York at Binghamton.

        Robert J. Fioretti became a member of the board of directors on August 15, 2003 and is an Executive Director of Trimaran Fund Management, L.L.C. Prior to joining Trimaran in August 2001, Mr. Fioretti was a member of CIBC World Markets Corp.'s Leveraged Finance Group, which he joined in 1999. Mr. Fioretti holds an M.B.A and a B.S. in economics from the Wharton School of the University of Pennsylvania.

        Andrew R. Heyer became a member of the board of directors on August 15, 2003 and is a founder and Managing Director of Trimaran Fund Management, L.L.C. Mr. Heyer is also a vice-chairman of CIBC World Markets Corp., co-head of CIBC Argosy Merchant Banking Funds and a member of CIBC's U.S. Management Committee. Prior to joining CIBC in 1995, Mr. Heyer was a founder and managing director of The Argosy Group L.P. Mr. Heyer serves as a director of Niagara Corporation, Hain Celestial Group Inc., Millennium Digital Media Holdings, L.L.C., Brite Media Group and Village Voice Media, L.L.C. Mr. Heyer holds an M.B.A. and a B.S. in economics from the Wharton School of the University of Pennsylvania. Mr. Heyer currently serves as a trustee of the University of Pennsylvania and Chairman of the Board of Overseers of the University of Pennsylvania School of Social Work.

        David E. King became a member of the board of directors on August 15, 2003 and is a Senior Managing Director of Bear, Stearns & Co. Inc. and an Executive Vice President of Bear Stearns Merchant Banking, L.L.C. Prior to joining Bear Stearns in April 2001, Mr. King was a Partner at McCown De Leeuw & Co., a private equity investment partnership from 1990 to 2000, in charge of that firm's New York office investment activities. Currently, Mr. King is a Director of Cavalry Investments LLC, 24 Hour Fitness Worldwide, Inc., Global VantEdge, Inc., Spa Capital LLC and Sutton Place Group, LLC. Mr. King also sits on the advisory board of Falconhead Capital LLC and ChrysCapital. Mr. King holds an M.B.A. from Stanford University, an M.S. from the State University of New York, Stony Brook, and a B.S. from Rice University.

        Douglas R. Korn became a member of the board of directors on August 15, 2003 and is a Senior Managing Director of Bear, Stearns & Co. Inc. and an Executive Vice President of Bear Stearns Merchant Banking, LLC. Prior to joining Bear Stearns in January 1999, Mr. Korn was a Managing Director of Eos Partners, L.P., an investment partnership. Mr. Korn is currently a Director of Aearo Corporation, Bally International AG, Fitz and Floyd, Inc. and Vitamin Shoppe Holdings. Mr. Korn holds an M.B.A. from Harvard Business School and a B.S. in economics from the Wharton School of the University of Pennsylvania.

        Tracy L. Noll became a member of our board of directors in November 2003 and is the chairman of our audit and compensation committees. Mr. Noll also served on the board of directors of Packaged Ice from September 2002 until the merger in August 2003. Mr. Noll is currently a private investor based in Dallas, Texas. Mr. Noll was President and Chief Operating Officer of National Dairy Holdings, L.P., a $2 billion private company, from April 2001 to September 2003. He previously served as Executive Vice President, Corporate Development of Suiza Foods Corporation, now known as Dean Foods Company, from 1997 to 2001 and as Suiza's Executive Vice President and Chief Financial Officer from 1994 to 1997. Mr. Noll is a certified public accountant and serves as a director of Lakeview Farms Inc. and as director and audit committee chairman of Citi Trends, Inc.

        William P. Phoenix became a member of the board of directors on August 15, 2003 and is a Managing Director of Trimaran Fund Management, L.L.C. Prior to joining Trimaran, Mr. Phoenix was a Managing Director of CIBC Capital Partners and was a Managing Director of CIBC World Markets Corp. Prior to joining CIBC World Markets Corp. in 1995, Mr. Phoenix had been a Managing Director of Canadian Imperial Bank of Commerce, which he joined in 1982. Mr. Phoenix also serves as a director of Millennium Digital Media, Eureka Broadband Corporation and Brite Media Group and serves as a director and chairman of Urban Brands, Inc. Mr. Phoenix holds an M.B.A. from the University of Toronto and a B.A. in economics from the University of Western Ontario.

Audit Committee Financial Expert

        Our Board of Directors has determined that Mr. Noll is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act and is "independent" for purposes of the New York Stock Exchange Listed Company Manual, which definition the Board of Directors has applied to Mr. Noll pursuant to Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Mr. Noll qualifies as an audit committee financial expert by virtue of his previous service as chief financial officer of Suiza Foods Corporation and his qualification as a certified public accountant.

Code of Business Conduct and Ethics

        We have adopted a Code of Business Conduct and Ethics applicable to all of our directors and employees, including the chief executive officer, chief financial officer, and chief accounting officer, which is a "code of ethics" as defined by applicable rules of the SEC. If we make any amendments to this code other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code that applies to our chief executive officer, chief financial officer or chief accounting officer as it relates to an element of the SEC's "code of ethics" definition, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a report on Form 8-K filed with the SEC.

ITEM 11. Executive Compensation

Summary Compensation Table

        The following table sets forth certain compensation information for our Executive Officer and four additional highly compensated executive officers (the "Named Executive Officers") for the three years ended December 31, 2004, 2003 and 2002:

		Annual Compensation					Long-Term Compensation
Name/Principal Position	Year	Salary	Bonus	Other Annual Compensation			Restricted Stock Awards			Securities Underlying Options	All Other Compensation
William P. Brick Chairman of the Board, Chief Executive Officer	2004 2003 2002	$389,231 360,000 360,000	$54,467 293,781 481,219	$	— 60,262 19,404	(2) (5)	$	— 182,968 —	(3)	236 1,980 —	$242,602 668,441 9,300	(1) (4) (6)
Jimmy C. Weaver President & Chief Operating Officer	2004 2003 2002	$275,000 242,308 225,000	$32,453 194,494 260,661	$	— 34,341 14,553	(2) (5)	$	— 107,820 —	(3)	— 2,357 —	$249,227 407,021 1,125	(1) (4) (6)
Steven J. Janusek Executive Vice President, Chief Financial Officer & Secretary	2004 2003 2002	$180,000 164,308 160,615	$16,340 97,927 144,366	$	— 14,934 7,277	(2) (5)	$	— 45,306 —	(3)	— 1,037 —	$111,146 172,737 1,741	(1) (4) (6)
Ben D. Key Senior Vice President—Sales	2004 2003 2002	$150,000 150,000 150,000	$13,617 81,606 133,672	$	— 12,932 7,277	(2) (5)	$	— 43,564 —	(3)	— 613 —	$66,953 159,562 317	(1) (4) (6)
Graham D. Davis Senior Vice President—Central Operations	2004 2003 2002	$150,000 172,885 185,000	$13,617 100,647 164,862	$	— 17,124 7,277	(2) (5)	$	— 53,729 —	(3)	— 943 —	$102,878 201,133 1,914	(1) (4) (6)

(1)
Represents amounts (i) paid to the employee as a special transaction bonus in connection with the October 2004 issuance of Reddy Holdings' 10 1/2% senior discount notes due 2012, (ii) contributions made to Reddy Group's 401(K) plan by the company, and (iii) the value of life insurance benefits paid by the company; for Mr. Brick, such amount also includes $7,500 of reimbursements for a life insurance policy. The amounts by employee and category are as follows:

	Special Transaction Bonus	401(K) Contributions	Life Insurance	Total
William P. Brick	$232,000	$1,998	$8,604	$242,602
Jimmy C. Weaver	247,000	1,123	1,104	249,227
Steven J. Janusek	109,000	1,800	346	111,146
Ben D. Key	65,000	1,125	828	66,953
Graham D. Davis	100,000	2,050	828	102,878
(2)
Represents bonuses to (i) reimburse the employee for income taxes payable on the grant of restricted stock that was received in August 2003 and (ii) reimburse the employee for the final income taxes due on the grant of restricted stock that was received in May 2002 and cancelled in February 2003. The amounts paid are allocated between the two grants as follows:

	2003 Grant	2002 Grant	Total
William P. Brick	$47,572	$12,690	$60,262
Jimmy C. Weaver	28,033	6,308	34,341
Steven J. Janusek	11,780	3,154	14,934
Ben D. Key	11,327	1,605	12,932
Graham D. Davis	13,970	3,154	17,124
(3)
Pursuant to the terms of the merger, certain members of the senior management team, including the Named Executive Officers, received shares of restricted common and 12% cumulative redeemable Series A preferred stock in an aggregate value of $500,000. All such restricted common shares vest on August 15, 2006 if the employee is still employed by us on that date. All restricted preferred shares were repurchased on October 27, 2004, at a redemption price of $1,000 per share plus accrued and unpaid dividends.

(4)
Represents amounts (i) paid to the employee in connection with change of control agreements which were entered into on May 9, 2001, (ii) signing bonuses paid in connection with the signing of new employment agreements on August 14, 2003; (iii) transaction fees paid in connection with the Triangle acquisition, (iv) contributions made to Reddy Group's 401(k) plan by the company and (v) the value of life insurance benefits paid by the company; for Mr. Brick, such amount also includes $7,500 of reimbursements for a life insurance policy. The amounts by employee and category are as follows:

	Change of Control Agreement	Signing Bonus	Triangle Transaction Fee	401(k) Contributions	Life Insurance	Total
William P. Brick	$630,000	$22,500	$5,675	$1,662	$8,604	$668,441
Jimmy C. Weaver	371,250	28,125	5,417	1,125	1,104	407,021
Steven J. Janusek	156,000	12,375	2,383	1,644	335	172,737
Ben D. Key	150,000	7,313	1,408	260	581	159,562
Graham D. Davis	185,000	11,250	2,167	2,000	716	201,133
(5)
Represents a bonus to reimburse the employee for income taxes payable on the grant of restricted stock that was received in May 2002 and cancelled in February 2003.

(6)
Represents 401(k) contributions made by the company; for Mr. Brick, such amount also includes $7,500 of reimbursements for a life insurance policy.

Director Compensation

        Our board consists of two management executives, six representatives of our sponsors and two independent directors, Mr. Noll and Ms. Bronner. None of the existing board members, other than the independent members, presently receives any compensation for their services on the board. The independent directors are entitled to receive compensation for their services as a director in the amount of $15,000 per annum, payable quarterly in arrears, plus an additional $2,500 per annum for each committee on which he or she serves. Additionally we expect to grant stock options to our independent directors from time to time, as determined by the full board. Directors are also reimbursed for ordinary and necessary expenses incurred in attending meetings of the Board of Directors or committee meetings. On February 3, 2004, we granted 60 time-based options to purchase common stock to each of Mr. Noll and Ms. Bronner. The options vest 25% per year, with the initial vesting of 25% having occurred on January 1, 2005. In addition, Mr. Noll and Ms. Bronner each received transaction payments of $6,000 in conjunction with the issuance of the senior discount notes.

Employment Agreements

        On August 14, 2003, we entered into executive employment agreements (each, an "employment agreement") with each of William P. Brick, our Chief Executive Officer, Jimmy C. Weaver, our President and Chief Operating Officer, Steven J. Janusek, our Executive Vice President, Chief Financial Officer and Secretary, and Ben D. Key, our Senior Vice President of Sales and Graham D. Davis, our Senior Vice President—Central Region. The employment agreements with Messrs. Brick, Weaver, Janusek, Key and Davis each became effective as of August 14, 2003. The employment agreements for each of Messrs. Brick, Weaver, Janusek, Key and Davis are of indefinite duration.

        Under the terms of each employment agreement, in addition to his annual salary, each executive officer is entitled to participate in incentive compensation plans on the same basis as other comparable level employees. Each executive officer is also entitled to participate in various benefit plans.

        Each of these employment agreements provides for a minimum base salary. In addition, each agreement provides that the executive is entitled to receive an annual bonus upon achieving certain performance and operating targets. The employment agreements with Messrs. Brick, Weaver, Janusek, Key and Davis provide for minimum base salaries of $360,000, $275,000, $180,000, $150,000 and

$150,000, respectively. On March 26, 2004, the Compensation Committee approved an increase in Mr. Brick's annual salary to $400,000 per year, effective as of that date.

        Each of these employment agreements provides for severance payments under certain circumstances. If Messrs. Brick or Weaver are terminated "without cause" or terminate their employment for "good reason" or become disabled, then they will receive a severance amount equal to 150% of their annual base salary payable either in a lump sum or on an ordinary payroll basis over a period of 18 months at our discretion. In addition, Mr. Brick's employment agreement entitles him to receive healthcare benefits from the date of termination of his employment until age 65. If Messrs. Janusek or Key are terminated "without cause" or terminate their employment for "good reason" or become disabled, then they will receive a severance amount equal to 100% of their annual base salary payable either in a lump sum or on an ordinary payroll basis over a period of 12 months at our discretion. If Mr. Davis is terminated "without cause" or becomes disabled, then he will receive a severance amount equal to 100% of his annual base salary payable either in a lump sum or on an ordinary payroll basis over a period of 12 months at our discretion. If we elect to pay a severance amount over a period of time, then the executive will also be entitled to a continuation in benefits for such period. The employment agreements also restrict the executive's business activities that compete with our business. In the case of Messrs. Brick and Weaver, these restrictions apply for a period of two years following the termination of the executive's employment. In the case of Messrs. Janusek, Key and Davis, these restrictions apply for a period of 18 months following the termination of the executive's employment.

        On March 24, 2005, the Compensation Committee approved revised compensatory arrangements with respect to certain of our executive officers and our Chief Executive Officer approved revised compensatory arrangements with respect to certain additional executive officers. Pursuant to the revised compensatory arrangements, certain of our officers will receive an increase in their base salaries effective March 25, 2005. Each executive officer's base salary was increased in accordance with the terms of such executive officer's employment agreement, in each case dated as of August 14, 2003. The revised annual base salaries for our Chief Executive Officer and named executive officers are $425,000 for Mr. Brick, $300,000 for Mr. Weaver, $220,000 for Mr. Janusek, $180,000 for Mr. Key and $155,000 for Mr. Davis.

Option Grants in the Last Fiscal Year

        We established the Reddy Ice Holdings, Inc. 2003 Stock Option Plan, effective August 15, 2003, which provides for the grant of options to purchase shares of common stock of Reddy Holdings to our employees, directors and officers. The plan is administered by our Compensation Committee. Our executives are encouraged to own shares of our common stock, thereby aligning the interests of management with those of stockholders and tying a significant portion of executive compensation to long-term company performance. Options granted under our 2003 Stock Option Plan include time-based options and performance-based options. Time-based options generally vest 20% per year with the initial vesting of 20% occurring on the first day of the calendar year following the year of grant. The performance-based options vest in three tranches based on obtaining certain performance and operating targets. One-half of the shares are subject to the first tranche, one-quarter of the shares are subject to the second tranche, and one-quarter of the shares are subject to the third tranche. Any unvested performance-based options automatically vest after eight years. All options granted pursuant to this plan expire ten (10) years after the date of grant.

        Option grants to the Named Executive Officers in 2004 are set forth in the following table:

Name	Number of Securities Underlying Options Granted(1)(2)	Percentage of Total Options Granted to Employees in 2004	Exercise Price (per share)	Expiration Date	Grant Date Present Value
William P. Brick	236	100%	$1,000	8/16/14	$68,645

(1)
Of the total options granted, 80% were time-based and 20% were performance-based.

(2)
All amounts are rounded to the nearest whole number.

Aggregated Option Exercises in the Last Fiscal Year and the Fiscal Year-End Option Values

        No options to purchase common stock of Reddy Holdings were exercised during the year ended December 31, 2004 by the Named Executive Officers. The fiscal year-end value of stock options to buy common stock of Reddy Holdings held by such officers is set forth in the following table:

			Number of Securities Underlying Unexercised Options at December 31, 2004		Value of Unexercised In-the-Money Options at December 31, 2004
Name	Shares Acquired on Exercise
		Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
William P. Brick	—	—	356	1,860	$104,020	$542,933
Jimmy C. Weaver	—	—	379	1,978	$110,660	$577,589
Steven J. Janusek	—	—	167	870	$48,690	$254,139
Ben D. Key	—	—	99	514	$28,771	$150,173
Graham D. Davis	—	—	152	791	$44,264	$231,035

Compensation Committee Interlocks and Insider Participation

        During 2004, the following individuals served on our Compensation Committee: Andrew R. Heyer, Douglas R. Korn and Tracy L. Noll. None of the committee members was formerly one of our officers or employees or had any relationships that were required to be disclosed under Item 404 of Regulation S-K.

        None of our executive officers or directors serves as an executive officer, director, or member of a compensation committee of any other entity, for which an executive officer, director, or member of such entity is a member of our Board of Directors or Compensation Committee.

Reddy Holdings Board Compensation Committee Report on Executive Compensation for 2004

  Compensation Philosophy

        As members of the Compensation Committee, it is our duty to administer the executive compensation program for Reddy Ice Holdings and its wholly-owned subsidiaries and administer the various stock incentive plans that have been made available. The Compensation Committee is responsible for establishing appropriate compensation goals for our executive officers, evaluating the performance of such executive officers in meeting such goals and making recommendations to our Board of Directors with regard to executive compensation. Our compensation philosophy is to ensure that executive compensation be directly linked to continuous improvements in corporate performance, achievement of specific operational, financial and strategic objectives and increases in stockholder value. The Compensation Committee regularly reviews our executive officers' compensation packages, taking into account factors which it considers relevant, such as business conditions within and outside the industry, our financial performance, the market compensation for executives of similar background and experience, and the performance of the executive officer under consideration. The particular elements of our compensation programs for executive officers are described below.

        Compensation Structure

        The base compensation for our chief executive officer and our other executive officers is intended to be competitive with that paid in comparably situated industries, taking into account the scope of responsibilities and internal relationships. The goals of the Compensation Committee in establishing our executive compensation program are:

  (1)
  To compensate our executive officers fairly for their contributions to the company's short-term and long-term performance. The elements of our executive compensation program are (a) annual base salaries, (b) annual bonuses and (c) equity incentives.

  (2)
  To allow us to attract, motivate and retain the management personnel necessary for our success by providing an executive compensation program comparable to that offered by companies with which we compete for management personnel. The Compensation Committee determines compensation based on the scope of the executive's responsibilities, a subjective evaluation of the executive's performance and contribution to the company and the length of time the executive has been in the position.

Compensation of Chief Executive Officer

        Prior to March 26, 2004, Mr. Brick's base salary was $360,000. On March 26, 2004, the Compensation Committee approved an increase in Mr. Brick's annual salary to $400,000 per year, effective as of that date. On March 24, 2005, the Compensation Committee approved an increase in Mr. Brick's annual salary to $425,000 per year, effective as of March 25, 2005. His target bonus for 2004 was 75% of his base salary, with a range of 0% to 150%, and was based on the company achieving certain EBITDA (as adjusted) goals for the year ended December 31, 2004. The company defines EBITDA (as adjusted) as earnings before interest, taxes, depreciation, amortization, the gain or loss on the disposition of assets, impairments of assets, gain or loss on the extinguishment of debt and the cumulative effect of changes in accounting principles. The EBITDA (as adjusted) goals, which were set by our Compensation Committee in early 2004 based on historical performance and expectations for future operations, were periodically adjusted by our Board of Directors, primarily as a result of acquisitions and other transactions. The actual bonus Mr. Brick earned in 2004, based on our actual performance, was $54,467 or 13.6% of his new base salary.

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

Compensation Committee of the Board of Directors
Tracy L. Noll, Chairman Andrew R. Heyer Douglas R. Korn

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

        During 2004, Reddy Holdings had one stock incentive plan, the 2003 Reddy Ice Holdings, Inc. Stock Option Plan. The following table presents certain summary information regarding this plan as of December 31, 2004:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrant and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	—	—	—
Equity compensation plans not approved by stockholders	11,434	$1,000	434

Total	11,434	$1,000	434

Security Ownership

        Reddy Holdings is the sole holder of all 1,000 issued and outstanding shares of common stock of Reddy Group. The following table sets forth the percentage of Reddy Holding's common equity that is beneficially owned, in each case, by (1) certain members of our management and directors, (2) all members of our management and directors as a group and (3) certain principal stockholders as of March 25, 2005.

Beneficial Owner	Common Stock Shares Beneficially Owned*		Percentage of Beneficial Ownership**
Trimaran Fund II, L.L.C.(1)	17,338		17.2	%(2)
Trimaran Parallel Fund II, L.P.(1)	7,127		7.1	%(2)
Trimaran Capital, L.L.C.(1)	1,093		1.1	%(2)
CIBC Employee Private Equity Partners (Trimaran)(1)	11,022		10.9	%(2)
CIBC Capital Corporation(1)	14,452		14.3	%(2)
Andrew R. Heyer(1)	48,603		48.1%
Jay R. Bloom(1)	48,603		48.1%
Dean C. Kehler(1)	48,603		48.1%
Bear Stearns Merchant Banking Partners II, L.P.(3)	19,176		19.0	%(4)
Bear Stearns Merchant Banking Investors II, L.P.(3)	3,777		3.7	%(4)
Bear Stearns MB-PSERS II, L.P.(3)	10,532		10.4	%(4)
The BSC Employee Fund III, L.P.(3)	5,444		5.4	%(4)
The BSC Employee Fund IV, L.P.(3)	9,675		9.6	%(4)
John D. Howard(3)	48,603		48.1%
The Bear Stearns Companies, Inc.(3)	48,603		48.1%
Beth L. Bronner	15	(5)	***
Philip M. Carpenter III	—		***
Robert J. Fioretti	—		***
David E. King	—		***
Douglas R. Korn	—		***
Tracy L. Noll	140	(6)	***

William P. Phoenix	—		***
William P. Brick	1,073	(7)	1.1%
Jimmy C. Weaver	1,142	(8)	1.1%
Steven J. Janusek	502	(9)	***
Ben D. Key	297	(10)	***
Graham D. Davis	457		***
Total executive officers and directors	53,257	(11)	52.0%

*
All holdings in this beneficial ownership table have been rounded to the nearest whole share.

**
The percentage of beneficial ownership for all holders has been rounded to the nearest 1/10th of a percentage.

***
Percentage of shares beneficially owned by such person does not exceed one percent of the class so owned.

(1)
Messrs. Heyer, Bloom and Kehler may be deemed to share beneficial ownership of shares owned of record by Trimaran Fund II, L.L.C., Trimaran Parallel Fund II, L.P., Trimaran Capital, L.L.C., CIBC Employee Private Equity Fund (Trimaran) Partners and CIBC Capital Corporation by virtue of their status as managing partners of Trimaran Investments II, L.L.C. Through Trimaran Investments II, L.L.C., Messrs. Heyer, Bloom and Kehler share investment and voting power with respect to shares owned by Trimaran Fund II, L.L.C., Trimaran Parallel Fund II, L.P., Trimaran Capital, L.L.C., CIBC Employee Private Equity Fund (Trimaran) Partners and CIBC Capital Corporation but disclaim, other than with respect to Trimaran Capital, L.L.C., beneficial ownership of such shares. Address for each stockholder is 622 Third Avenue, 35th Floor, New York, New York 10017.

(2)
Trimaran Fund II, L.L.C., Trimaran Parallel Fund II, L.P., Trimaran Capital, L.L.C., CIBC Employee Private Equity Fund (Trimaran) Partners and CIBC Capital Corporation, due to their common control by Trimaran Investments II, L.L.C., could be deemed to beneficially own each other's shares, but disclaim such beneficial ownership.

CIBC Capital Corporation directly owns 12,024 shares or 11.9% of Reddy Holdings' equity and, through its ownership of an interest in Trimaran Fund II, L.L.C., beneficially owns an additional 2.4% of Reddy Holdings' equity.

(3)
Mr. Howard, by virtue of his status as the sole member of JDH Management, LLC, and The Bear Stearns Companies Inc. may be deemed to share beneficial ownership of shares owned of record by Bear Stearns Merchant Banking Partners II, L.P., Bear Stearns Merchant Banking Investors II, L.P., Bear Stearns MB PSERS II, L.P., The BSC Employee Fund III, L.P. and The BSC Employee Fund IV, L.P. Mr. Howard and The Bear Stearns Companies Inc. share investment and voting power with respect to shares owned by Bear Stearns Merchant Banking Partners II, L.P., Bear Stearns Merchant Banking Investors II, L.P., Bear Stearns MB PSERS II, L.P., The BSC Employee Fund III, L.P. and The BSC Employee Fund IV, L.P., but disclaim beneficial ownership of such shares. Address for each stockholder is 383 Madison Avenue, New York, New York 10179 and the telephone number is (212) 272-2000.

(4)
Bear Stearns Merchant Banking Partners II, L.P., Bear Stearns Merchant Banking Investors II, L.P., Bear Stearns MB PSERS II, L.P., The BSC Employee Fund III, L.P. and The BSC Employee Fund IV, L.P., due to their common control, could be deemed to beneficially own each other's shares, but disclaim such beneficial ownership.

(5)
Consists of 15 shares subject to options held by Ms. Bronner.

(6)
Includes 15 shares subject to options held by Mr. Noll.

(7)
Includes 212 shares subject to options held by Mr. Brick.

(8)
Includes 349 shares subject to options held by Mr. Weaver.

(9)
Includes 90 shares subject to options held by Mr. Janusek.

(10)
Includes 197 shares subject to options held by Mr. Key.

(11)
Includes 1,485 shares subject to options by executive officers and directors. Mr. Heyer, a director, may be deemed to share beneficial ownership of shares owned of record by Trimaran Fund II, L.L.C., Trimaran Parallel Fund II, L.P., Trimaran Capital, L.L.C., CIBC Employee Private Equity Fund (Trimaran) Partners and CIBC MB Inc. by virtue of his status as a managing partner of Trimaran Investments II, L.L.C. Through Trimaran Investments II, L.L.C., Mr. Heyer shares investment and voting power with respect to shares owned by Trimaran Fund II, L.L.C., Trimaran Parallel Fund II, L.P., Trimaran Capital, L.L.C., CIBC Employee Private Equity Fund (Trimaran) Partners and CIBC MB Inc. but disclaims, other than with respect to Trimaran Capital L.L.C., beneficial ownership of such shares.

ITEM 13. Certain Relationships and Related Transactions

Shareholders Agreement

        Concurrently with the closing of the merger, our stockholders entered into a shareholders agreement as of August 14, 2003 that governs certain relationships among, and contains certain rights and obligations of, such stockholders. The shareholders agreement, among other things:

  •
  limits the ability of the stockholders to transfer their shares, except in certain permitted transfers as defined therein;

  •
  provides for certain tag-along obligations and certain drag-along rights;

  •
  provides for certain rights of first refusal with respect to transfers by stockholders other than to certain permitted transferees; and

  •
  provides for preemptive rights under certain circumstances.

        The shareholders agreement provides that the parties thereto must vote their shares to elect our board of directors, consisting initially of ten directors. The board must be comprised of:

  •
  three persons designated by the stockholders who are affiliates of Trimaran Fund Management, L.L.C.;

  •
  three persons designated by the stockholders who are affiliates of Bear Stearns Merchant Banking;

  •
  William P. Brick, so long as he is our Chief Executive Officer, and Jimmy C. Weaver, so long as he is our President and Chief Operating Officer. If neither Mr. Brick nor Mr. Weaver is so elected, then the holders of a majority of the shares of our common stock held by management investors who are also our employees shall have the right to elect one person to the board of directors; and

  •
  two additional independent directors designated jointly by our sponsors.

        The shareholders agreement provides that the affirmative vote or approval of a majority of the members of our board of directors, including at least one Trimaran-appointed director and one Bear Stearns Merchant Banking-appointed director, is necessary to effectively grant board approval.

        The shareholders agreement also gives the stockholders certain rights with respect to registration under the Securities Act, including, in the case of our sponsors and their affiliates, certain demand registration rights. To exercise their demand registration rights, our sponsors and their affiliates must request that we effect a registration under the Securities Act. Upon receipt of such request, we may, subject to certain terms and conditions, either: (i) proceed with the demand registration, or (ii) proceed with a registered primary public offering. In addition, at any time after the date which is the earlier of (i) the fourth anniversary of the closing of the merger, or (ii) following the initial registration of common stock under the Securities Act, our sponsors and their affiliates may request and we must effect, a demand registration of their registrable securities or any part thereof.

Agreement with our sponsors—Monitoring and Management Services Agreement

        We are a party to a Monitoring and Management Services Agreement with our sponsors, pursuant to which our sponsors are engaged to provide monitoring and management services with respect to financial and operating matters. At the closing of the merger, our sponsors received a transaction fee equal to $7.5 million in connection with services rendered in connection with the Merger. The Sponsors are also entitled to receive an annual fee for ongoing monitoring and management services equal to $0.5 million per annum, subject to increases related to acquisitions. In accordance with the Monitoring and Management Services Agreement, such fee has been increased to approximately $0.6 million per year as a result of the acquisitions. The Monitoring and Management Services Agreement also provides that the Sponsors will be reimbursed for their reasonable out of pocket expenses in connection with activities undertaken pursuant to the Monitoring and Management Services Agreement and will be indemnified for liabilities incurred in connection with their role under the agreement, other than for liabilities resulting from their gross negligence or willful misconduct.

        Our sponsors will also render additional services in connection with acquisitions, divestitures and financings. In connection with these services, our sponsors will earn a fee equal to 2% of the value of any such transaction if additional equity is invested. In addition, the annual monitoring and management services fee will be increased in connection with acquisitions by an amount equal to 1% of the trailing twelve month pro forma EBITDA of acquired businesses (calculated at the time any acquisition is consummated). Pursuant to the Monitoring and Management Services Agreement, we paid our sponsors $0.6 million in the aggregate in 2004.

Other Transactions

        On August 16, 2004, we sold 125 shares of Reddy Holdings' common stock and 125 shares of Reddy Holdings' series A preferred stock to Tracy L. Noll, one of our independent directors, for an aggregate sales price of $250,000.

        On August 16, 2004, in connection with his purchase of 38.39634 shares of common stock and 38.39634 shares of series A preferred stock from a member of senior management, we issued to William P. Brick 189.48421 time-based options and 46.21566 performance-based options. See "Item 11. Executive Compensation—Option Grants in the Last Fiscal Year."

Certain Transactions Relating to the Issuance of Reddy Holdings' 10 1/2% Senior Discount Notes

  Redemption of Series A Preferred Stock

        The proceeds of the issuance of the senior discount notes were used, in part, to redeem all of Reddy Holdings' outstanding series A preferred stock, all of which was owned by our sponsors and members of our management and directors, and pay all accrued dividends thereon. At the time of redemption, $99.2 million of series A preferred stock was outstanding and dividends of $15.0 million had accumulated on the series A preferred stock.

  Payment of Dividend to Common Stockholders

        A portion of the proceeds of the issuance of the senior discount notes was also used to pay a dividend to our common stockholders, including our sponsors and members of our management and directors, in an aggregate amount of $10.4 million.

  Special Transaction Payment

        A portion of the proceeds of the borrowing under our existing revolving credit facility in connection with the issuance of Reddy Holdings' 10 1/2% senior discount notes was used by Reddy Group to pay a special transaction payment of approximately $1.2 million to 18 individuals composed of certain members of management and certain directors, all of whom were unaffiliated with our sponsors. See "Item 11. Executive Compensation—Summary Compensation Table."

Indemnification of Directors and Officers

        Each of our executive officers, including the Named Executive Officers, and all directors have entered into indemnity agreements with us, pursuant to which we have agreed to indemnify and hold harmless the executive officer or director for acting in his capacity as our officer or director to the fullest extent permitted under applicable law. Indemnity will not extend to gross negligence, willful misconduct or bad faith. In addition, we maintain a directors' and officers' insurance policy. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to managers, officers or persons controlling us pursuant to the foregoing, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 14. Principal Accountant Fees and Services

        The following is a summary of the fees billed to us by Deloitte & Touche LLP for professional services rendered for the years ended December 31, 2004 and 2003:

	2004	2003
Audit fees	$523,317	$622,283
Audit-related fees	15,800	10,000
Tax fees	298,750	141,400
All other fees	—	—

Total fees	$837,867	$773,683

        Audit Fees.    Consists of fees billed for professional services rendered for the audits of our consolidated financial statements, reviews of the interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the SEC and related comfort letters and other services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements. In 2004, audit fees related to capital markets transactions totaled $197,817. Fees in 2003 in connection with the Merger and the related financing transactions totaled $302,098.

        Audit-Related Fees.    These services consist of employee benefit plan audits and consultations concerning financial accounting and reporting standards.

        Tax Fees.    Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions. Due to the merger and related transactions in 2003, we engaged Deloitte & Touche LLP to perform a transaction cost study and an net operating loss utilization study. The aggregate fees paid in 2004 for these engagements was $150,000. In 2003, fees in connection with the merger and the related financing transactions and the acquisition of Triangle totaled $40,970.

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

        The Audit Committee pre-approved 100% of the Company's 2004 audit fees, audit-related fees, tax fees, and all other fees to the extent the services were incurred after May 6, 2003, the effective date of the SEC's final pre-approval rules.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this Annual Report or are incorporated by reference:

1.
Financial Statements

    Report of Independent Registered Public Accounting Firm

    Consolidated Balance Sheets as of December 31, 2004 (Successor) and 2003 (Successor).

    Consolidated Statements of Operations for the Year ended December 31, 2004 (Successor), for the period from May 8, 2003 (Date of Inception) to December 31, 2003 (Successor) (as restated), for the period from January 1, 2003 to August 14, 2003 (Predecessor) (as restated) and for the Year ended December 31, 2002 (Predecessor) (as restated).

    Condensed Consolidated Statements of Stockholders' Equity for the Year ended December 31, 2004 (Successor), for the period from May 8, 2003 (Date of Inception) to December 31, 2003 (Successor), for the period from January 1, 2003 to August 14, 2003 (Predecessor) and for the Year ended December 31, 2002 (Predecessor).

    Consolidated Statements of Cash Flows for the Years ended December 31, 2004 (Successor), for the period from May 8, 2003 (Date of Inception) to December 31, 2003 (Successor), for the period from January 1, 2003 to August 14, 2003 (Predecessor) and for the Year ended December 31, 2002 (Predecessor).

    Notes to Financial Statements for the Year ended December 31, 2004 (Successor), for the period from May 8, 2003 (Date of Inception) to December 31, 2003 (Successor), for the period from January 1, 2003 to August 14, 2003 (Predecessor) and for the Year ended December 31, 2002 (Predecessor).

  2.
  Financial Statement Schedules

    None. All financial statement schedules are omitted because the information is not required, is not material or is otherwise included in the consolidated financial statements or notes thereto included elsewhere in this Annual Report.

  3.
  Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger Among CAC Holdings Corp., Cube Acquisition Corp. and Packaged Ice, Inc. (n/k/a Reddy Ice Group, Inc.), dated as of May 12, 2003. (Exhibit 2.1)(1)
2.2	Stock Purchase Agreement by and among Reddy Ice Corporation, Triangle Ice Co., Inc., and the Shareholders of Triangle Ice Co., Inc., dated November 5, 2003. (Exhibit 2.2)(3)
3.1	Certificate of Incorporation of CAC Holdings Corp. (n/k/a Reddy Ice Holdings, Inc.), dated May 8, 2003. (Exhibit 3.1)(3)
3.2	By-Laws of Reddy Ice Holdings, Inc. (Exhibit 3.2)(3)
3.3	Articles of Incorporation of Cube Acquisition Corp. (n/k/a Reddy Ice Group, Inc.), dated May 8, 2003. (Exhibit 3.3)(3)
3.4	Articles of Merger of Cube Acquisition Corp. with and into Packaged Ice, Inc. (n/k/a Reddy Ice Group, Inc.), dated August 15, 2003. (Exhibit 3.4)(3)
3.5	By-Laws of Reddy Ice Group, Inc. (Exhibit 3.5)(3)
3.6	Articles of Incorporation of Reddy Ice Corporation, dated August 17, 1998. (Exhibit 3.6)(3)
3.7	Bylaws of Reddy Ice Corporation, dated August 17, 1998. (Exhibit 3.7)(3)
3.8	Articles of Incorporation of New ABC, Inc. (n/k/a Cassco Ice & Cold Storage, Inc.), dated December 14, 1989. (Exhibit 3.8)(3)
3.9	Articles of Merger of New ABC, Inc. (n/k/a Cassco Ice & Cold Storage, Inc.), dated April 12, 1990. (Exhibit 3.9)(3)
3.10	Amended and Restated Bylaws of Cassco Ice & Cold Storage, Inc. (Exhibit 3.10)(3)
3.11	Articles of Incorporation of Southern Bottled Water Company, Inc., dated August 23, 1998. (Exhibit 3.11)(3)
3.12	Bylaws of Southern Bottled Water Company, Inc., dated August 14, 1998. (Exhibit 3.12)(3)
3.13	Articles of Incorporation of Packaged Ice IP, Inc. (n/k/a Reddy Ice IP, Inc.), dated August 14, 1998. (Exhibit 3.13)(3)
3.14	Articles of Amendment to the Articles of Incorporation of Packaged Ice IP, Inc. (n/k/a Reddy Ice IP, Inc.), dated August 6, 2003. (Exhibit 3.14)(3)
3.15	Bylaws of Packaged Ice IP, Inc. (n/k/a Reddy Ice IP, Inc.), dated August 17, 1998. (Exhibit 3.15)(3)
4.1
Credit Agreement among Reddy Ice Group, Inc., Various Financial Institutions and Other Persons from Time to Time Parties thereto, Credit Suisse First Boston, Canadian Imperial Bank of Commerce and Bear Stearns Corporate Lending Inc., dated as of August 15, 2003. (Exhibit 4.1)(3)
4.2	First Amendment to Credit Agreement among Reddy Ice Group, Inc. and certain of the Lenders, dated as of October 17, 2003. (Exhibit 4.2)(3)

4.3	Second Amendment to Credit Agreement among Reddy Ice Group, Inc. and certain of the Lenders, dated as of February 20, 2004. (Exhibit 4.1)(4)
4.4
Third Amendment to Credit Agreement and First Amendment to Parent Guaranty and Pledge Agreement among Reddy Ice Group, Inc., Reddy Ice Holdings, Inc., Credit Suisse First Boston, acting through its Cayman Islands branch, as Administrative Agent, Canadian Imperial Bank of Commerce and Bear Stearns Corporate Lending, Inc. as the Cosyndication Agents and certain of the Lenders, dated as of October 22, 2004. (Exhibit 4.1)(6)
4.5
Indenture of 8 7/8% Senior Subordinated Notes due 2011 among Cube Acquisition Corp.
(n/k/a Reddy Ice Group, Inc.), CAC Holdings Corp. (n/k/a Reddy Ice Holdings, Inc.) and U.S. Bank National Association, dated as of July 31, 2003. (Exhibit 4.3)(3)
4.6
Form of Supplemental Indenture to 8 7/8% Senior Subordinated Notes due 2011 among Cube Acquisition Corp. (n/k/a Reddy Ice Group, Inc.), CAC Holdings Corp. (n/k/a Reddy Ice Holdings, Inc.) and U.S. Bank National Association. (Exhibit 4.4)(3)
4.7	Indenture of 10 1/2% Senior Discount Notes due 2012 between Reddy Ice Holdings, Inc. and U.S. Bank National Association dated as of October 27, 2004. (Exhibit 4.2)(6)
9.1	Reddy Ice Holdings, Inc. Shareholders Agreement, dated August 14, 2003. (Exhibit 9.1(3)
10.1	Reddy Ice Holdings, Inc. 2003 Stock Option Plan, effective August 15, 2003. (Exhibit 10.1)(3)
10.2	Form of Indemnification Agreement between Officers of Reddy Ice Holdings, Inc. and Reddy Ice Holdings, Inc., effective August 14, 2003. (Exhibit 10.2)(3)
10.3	Form of Indemnification Agreement between Officers of Packaged Ice, Inc. and Packaged Ice, Inc. (n/k/a Reddy Ice Group, Inc.), effective August 14, 2003. (Exhibit 10.3)(3)
10.4	Form of Indemnification Agreement between Directors of Reddy Ice Holdings, Inc. and Reddy Ice Holdings, Inc., effective August 14, 2003. (Exhibit 10.4)(3)
10.5	Form of Indemnification Agreement between Directors of Packaged Ice, Inc. and Packaged Ice, Inc. (n/k/a Reddy Ice Group, Inc.), effective August 14, 2003. (Exhibit 10.5)(3)
10.6	Monitoring and Management Services Agreement, dated August 15, 2003. (Exhibit 10.6)(3)
10.7
Dealer Management and Consent Solicitation Agreement among Packaged Ice, Inc. (n/k/a Reddy Ice Group, Inc.), Credit Suisse First Boston LLC, Bear, Stearns & Co., Inc. and CIBC World Markets Corp., dated July 2, 2003. (Exhibit 10.2)(2)
10.8	Investor Subscription Agreement, dated as of May 12, 2003. (Exhibit 10.8)(3)
10.9	Amendment No. 1 to the Investor Subscription Agreement, dated as of August 14, 2003. (Exhibit 10.9)(3)
10.10	Manager's Subscription Agreement, dated as of August 14, 2003. (Exhibit 10.10)(3)
10.11	Form of Reddy Ice Holdings, Inc. Stock Option Agreement, dated August 14, 2003. (Exhibit 10.11)(3)
10.12	Form of Amendment No. 1 to Reddy Ice Holdings, Inc. Stock Option Agreement of August 14, 2003, dated as of November 7, 2003. (Exhibit 10.12)(3)
10.13	Employment Agreement of William P. Brick, dated August 14, 2003. (Exhibit 10.13)(3)

10.14	Employment Agreement of Jimmy C. Weaver, dated August 14, 2003. (Exhibit 10.14)(3)
10.15	Employment Agreement of Steven J. Janusek, dated August 14, 2003. (Exhibit 10.15)(3)
10.16	Employment Agreement of Ben D. Key, dated August 14, 2003. (Exhibit 10.16)(3)
10.17	Employment Agreement of Tommy L. Dann, dated August 14, 2003. (Exhibit 10.17)(3)
10.18	Employment Agreement of Graham D. Davis, dated August 14, 2003. (Exhibit 10.18)(3)
10.19	Employment Agreement of Joseph A. Geloso, dated August 14, 2003. (Exhibit 10.19)(3)
10.20	Employment Agreement of Mark A. Steffek, dated August 14, 2003. (Exhibit 10.20)(3)
10.21	Employment Agreement of Raymond D. Booth, dated August 14, 2003. (Exhibit 10.21)(3)
10.22	Triangle Subscription Agreement, dated as of November 3, 2003. (Exhibit 10.22)(3)
10.23	Purchase Agreement among Reddy Ice Holdings, Inc., Credit Suisse First Boston LLC, CIBC World Markets Corp. and Bear, Stearns & Co. Inc., dated October 27, 2004.
10.24	Registration Rights Agreement among Reddy Ice Holdings, Inc., Credit Suisse First Boston LLC, CIBC World Markets Corp. and Bear, Stearns & Co. Inc. dated October 27, 2004. (Exhibit 10.1)(6)
10.25†	Dealer Manager and Consent Solicitation Agreement between Reddy Ice Group, Inc. and Credit Suisse First Boston LLC dated as of March 22, 2005.
14.1	Code of Business Conduct and Ethics as of March 2, 2004. (Exhibit 14.1)(5)
21.1	List of subsidiaries. (Exhibit 21.1)(7)
31.1†	Rule 15d-14(a) Certification of Chief Executive Officer.
31.2†	Rule 15d-14(a) Certification of Chief Financial Officer.
32.1†	Section 1350 Certification of Chief Executive Officer.
32.2†	Section 1350 Certification of Chief Financial Officer.

†
Filed herewith.

(1)
Filed as an Exhibit to Packaged Ice, Inc.'s Form 8-K filed with the Commission on May 14, 2003.

(2)
Filed as an Exhibit to Packaged Ice, Inc.'s Form 10-Q filed with the Commission on June 30, 2003.

(3)
Filed as an Exhibit to our Form S-4 filed with the Commission on November 13, 2003.

(4)
Filed as an Exhibit to our Form 8-K filed with the Commission on March 3, 2004.

(5)
Filed as an Exhibit to our Form 10-K filed with the Commission on March 22, 2004.

(6)
Filed as an Exhibit to our Form 8-K filed with the Commission on October 27, 2004.

(7)
Filed as an Exhibit to our Form S-1 filed with the Commission on February 11, 2005.

INDEX TO FINANCIAL STATEMENTS

Page
Reddy Ice Holdings, Inc. and Subsidiary
Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2004 (Successor) and 2003 (Successor)	F-3

Consolidated Statements of Operations for the Year ended December 31, 2004 (Successor), for the period from May 8, 2003 (Date of Inception) to December 31, 2003 (Successor) (as restated), for the period from January 1, 2003 to August 14, 2003 (Predecessor) (as restated) and for the Year ended December 31, 2002 (Predecessor) (as restated)	F-4

Condensed Consolidated Statements of Stockholders' Equity for the Year ended December 31, 2004 (Successor), for the period from May 8, 2003 (Date of Inception) to December 31, 2003 (Successor), for the period from January 1, 2003 to August 14, 2003 (Predecessor) and for the Year ended December 31, 2002 (Predecessor)	F-5

Consolidated Statements of Cash Flows for the Years ended December 31, 2004 (Successor), for the period from May 8, 2003 (Date of Inception) to December 31, 2003 (Successor), for the period from January 1, 2003 to August 14, 2003 (Predecessor) and for the Year ended December 31, 2002 (Predecessor)	F-7

Notes to Financial Statements for the Year ended December 31, 2004 (Successor), for the period from May 8, 2003 (Date of Inception) to December 31, 2003 (Successor), for the period from January 1, 2003 to August 14, 2003 (Predecessor) and for the Year ended December 31, 2002 (Predecessor)	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Reddy Ice Holdings, Inc.
Dallas, Texas

        We have audited the accompanying consolidated balance sheets of Reddy Ice Holdings, Inc. and subsidiary (the "Successor") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2004 and the period from May 8, 2003 (date of inception) to December 31, 2003. We have also audited the consolidated statements of operations, stockholders' equity and cash flows of Packaged Ice, Inc. and subsidiaries (the "Predecessor"), a wholly owned subsidiary of the Successor, for the period from January 1, 2003 to August 14, 2003, and the year ended December 31, 2002. These financial statements are the responsibility of the Successor's and Predecessor's (collectively, the "Company") management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Successor as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the year ended December 31, 2004 and for the period from May 8, 2003 (date of inception) to December 31, 2003, and the results of operations of the Predecessor and its cash flows for the period from January 1, 2003 to August 14, 2003, and the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, the Successor acquired the Predecessor on August 15, 2003 in a transaction accounted for in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations." Accordingly, the assets acquired and liabilities assumed were recorded at fair value on that date by the Successor and are not comparable with those of the Predecessor. In addition, as discussed in Note 2 to the consolidated financial statements, the Predecessor changed its method of accounting for goodwill and other intangible assets on January 1, 2002, to conform with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

        As discussed in Note 18, the accompanying consolidated statements of operations for the period from May 8, 2003 (Date of Inception) to December 31, 2003 (Successor), for the period from January 1, 2003 to August 14, 2003 (Predecessor) and the year ended December 31, 2002 (Predecessor) have been restated.

/s/ Deloitte & Touche LLP
Dallas, Texas
March 31, 2005

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS

	Successor
	December 31,
	2004	2003
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$4,478	$12,801
Accounts receivable, net	21,861	18,032
Inventories	9,435	7,846
Prepaid expenses	2,651	1,952
Assets held for sale	790	790
Deferred tax assets	2,174	—

Total current assets	41,389	41,421
PROPERTY AND EQUIPMENT, net	233,661	233,440
GOODWILL	220,451	248,929
OTHER INTANGIBLE ASSETS, net	93,109	90,536
OTHER ASSETS	10	10

TOTAL	$588,620	$614,336

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$1,869	$1,859
Notes payable	355	—
Revolving credit facility	5,450	—
Accounts payable	15,509	11,237
Accrued expenses	15,998	20,674

Total current liabilities	39,181	33,770
LONG-TERM OBLIGATIONS	429,392	329,088
DEFERRED TAX LIABILITIES, net	37,114	60,160
COMMITMENTS AND CONTINGENCIES (Note 14)	—	—
STOCKHOLDERS' EQUITY:
Preferred Stock, 12% Cumulative, Series A, $0.01 par value—100,000 shares authorized, 99,050 shares issued and outstanding at December 31, 2003	—	1
Common stock, $0.01 par value; 300,000 shares authorized; 99,175 and 99,050 shares issued and outstanding at December 31, 2004 and 2003, respectively	1	1
Additional paid-in capital	90,213	193,568
Unearned compensation	(135)	(437)
Accumulated deficit	(7,146)	(2,713)
Accumulated other comprehensive income	—	898

Total stockholders' equity	82,933	191,318

TOTAL	$588,620	$614,336

See notes to consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
		May 8, 2003 (Date of Inception) to December 31, 2003
	Year Ended December 31, 2004		January 1 to August 14, 2003	Year Ended December 31, 2002
		(as restated, see Note 18)	(as restated, see Note 18)	(as restated, see Note 18)
	(in thousands, except per share amounts)
Revenues	$285,727	$86,919	$151,269	$235,660
Cost of sales (excluding depreciation)	173,066	52,732	91,642	144,852
Depreciation expense related to cost of sales	17,850	5,883	10,881	18,567

Gross profit	94,811	28,304	48,746	72,241
Operating expenses	36,928	13,430	18,598	33,739
Depreciation and amortization expense	5,335	1,733	3,647	6,137
Loss (gain) on disposition of assets	398	—	(11)	4,345
Impairment of assets	—	—	—	7,363

Income from operations	52,150	13,141	26,512	20,657
Other income, net	—	—	116	161
Gain on extinguishment of debt	—	—	—	2,494
Interest expense	(25,105)	(10,370)	(21,063)	(34,870)

Income (loss) before taxes and cumulative effect of change in accounting principle	27,045	2,771	5,565	(11,558)
Income tax expense	10,494	1,053	—	—

Income (loss) before cumulative effect of change in accounting principle	16,551	1,718	5,565	(11,558)
Cumulative effect of change in accounting principle	—	—	—	(73,230)

Net income (loss)	16,551	1,718	5,565	(84,788)
Preferred dividends	10,583	4,431	2,566	3,810

Net income (loss) available to common stockholders	$5,968	$(2,713)	$2,999	$(88,598)

Basic net income (loss) per share:
Net income (loss) available to common shareholders before cumulative effect of change in accounting principle	$60.28	$(47.60)	$0.15	$(0.76)
Cumulative effect of change in accounting principle	—	—	—	(3.64)

Net income (loss) available to common shareholders	$60.28	$(47.60)	$0.15	$(4.40)

Weighted average common shares outstanding	99	57	20,159	20,157
Diluted net income (loss) per share:
Net income (loss) available to common shareholders before cumulative effect of change in accounting principle	$60.28	$(47.60)	$0.14	$(0.76)
Cumulative effect of change in accounting principle	—	—	—	(3.64)

Net income (loss) available to common shareholders	$60.28	$(47.60)	$0.14	$(4.40)

Weighted average common shares outstanding	99	57	20,808	20,157

See notes to consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

        Predecessor for the Period from January 1, 2003 to August 14, 2003 and the Year Ended December 31, 2002:

	Number of Shares		Par Value
										Accumulated Other Comprehensive Income
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Stock Subscription Receivable	Treasury Stock	Unearned Compensation	Accumulated Deficit		Total
					(in thousands)
Balance at January 1, 2002	—	20,439	$—	$204	$118,910	$—	$(1,491)	$—	$(64,884)	$(262)	$52,477
Issuance of common stock in connection with the 2000 Employee Stock Purchase Plan	—	17	—	1	14	—	—	—	—	—	15
Dividends accumulated on 10% exchangeable preferred stock	—	—	—	—	(3,810)	—	—	—	—	—	(3,810)
Grant of restricted stock	—	200	—	2	242	—	—	(244)	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(84,788)	—	(84,788)
Change in fair value of derivative liability	—	—	—	—	—	—	—	—	—	(1,043)	(1,043)

Total comprehensive loss											(85,831)

Balance at December 31, 2002	—	20,656	$—	$207	$115,356	$—	$(1,491)	$(244)	$(149,672)	$(1,305)	$(37,149)
Exercise of employee stock options	—	10	—	—	19	—	—	—	—	—	19
Dividends accumulated on 10% exchangeable preferred stock	—	—	—	—	(2,566)	—	—	—	—	—	(2,566)
Cancellation of restricted stock	—	(200)	—	(2)	(242)	—	—	244	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	5,565	—	5,565
Change in fair value of derivative liability	—	—	—	—	—	—	—	—	—	1,579	1,579

Total comprehensive income											7,144

Balance at August 14, 2003	—	20,466	$—	$205	$112,567	$—	$(1,491)	$—	$(144,107)	$274	$(32,552)

See notes to consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

Successor for the year ended December 31, 2004 and for the period from May 8, 2003 (Date of Inception) to December 31, 2003:

	Number of Shares		Par Value
										Accumulated Other Comprehensive Income
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Stock Subscription Receivable	Treasury Stock	Unearned Compensation	Accumulated Deficit		Total
	(in thousands)
Balance at May 8, 2003 (Date of Inception)	—	—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock	—	98	—	1	98,799	(1,203)	—	—	—	—	97,597
Issuance of preferred stock	98	—	1	—	98,799	(1,203)	—	—	—	—	97,597
Grant of restricted preferred and common stock	1	1	—	—	500	—	—	(500)	—	—	—
Satisfaction of stock subscription receivable	—	—	—	—	—	2,406	—	—	—	—	2,406
Distributions to stockholders	—	—	—	—	(8,961)	—	—	—	—	—	(8,961)
Dividends on 12% cumulative preferred stock	—	—	—	—	4,431	—	—	—	(4,431)	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	63	—	—	63
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	1,718	—	1,718
Change in fair value of derivative liability	—	—	—	—	—	—	—	—	—	898	898

Total comprehensive income											2,616

Balance at December 31, 2003	99	99	$1	$1	$193,568	$—	$—	$(437)	$(2,713)	$898	$191,318
Issuance of common stock	—	—	—	—	125	—	—	—	—	—	125
Issuance of preferred stock	—	—	—	—	125	—	—	—	—	—	125
Dividends on common stock	—	—	—	—	—	—	—	—	(10,401)	—	(10,401)
Dividends on 12% cumulative preferred stock	—	—	—	—	10,583	—	—	—	(10,583)	—	—
Redemption of preferred stock	(99)	—	(1)	—	(114,188)	—	—	—	—	—	(114,189)
Amortization of unearned compensation	—	—	—	—	—	—	—	302	—	—	302
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	16,551	—	16,551
Change in fair value of derivative liability	—	—	—	—	—	—	—	—	—	2,464	2,464
Realized non-cash gain on derivative	—	—	—	—	—	—	—	—	—	(3,362)	(3,362)

Total comprehensive income											15,653

Balance at December 31, 2004	—	99	$—	$1	$90,213	$—	$—	$(135)	$(7,146)	$—	$82,933

See notes to consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	Year Ended December 31, 2004	May 8, 2003 (Date of Inception) to December 31, 2003	January 1 to August 14, 2003	Year Ended December 31, 2002

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,551	$1,718	$5,565	$(84,788)
Adjustments to reconcile net income (loss) available to common stockholders to net cash provided by (used in) operating activities (excluding working capital from acquisitions):
Depreciation and amortization expense	23,185	7,616	14,528	24,704
Amortization of debt issue costs and debt discounts	4,410	882	23	39
Deferred tax expense	10,176	1,053	—	—
Loss (gain) on disposition of assets	398	—	(11)	4,345
Amortization of unearned compensation	302	63	—	—
Realized gain on derivative	(3,362)	—	—	—
Gain on extinguishment of debt	—	—	—	(2,494)
Impairment of assets	—	—	—	7,363
Cumulative effect of change in accounting principle	—	—	—	73,230
Changes in assets and liabilities, net of the effects of acquisitions:
Restricted cash	—	—	—	6,700
Accounts receivable, inventory and prepaid assets	(4,537)	19,064	(18,815)	5,110
Accounts payable and accrued expenses	663	(304)	(6,136)	(1,519)

Net cash provided by (used in) operating activities	47,786	30,092	(4,846)	32,690

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(15,988)	(13,721)	(7,848)	(14,403)
Proceeds from dispositions of assets	2,657	311	1,236	3,378
Acquisition of Packaged Ice, Inc., net of cash acquired	—	(124,720)	—	—
Other acquisitions, net of cash acquired	(16,874)	(67,998)	—	—
Increase in other non-current assets	—	—	—	(570)

Net cash used in investing activities	(30,205)	(206,128)	(6,612)	(11,595)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	—	19	—
Proceeds from the issuance of common and preferred stock	250	197,600	—	15
Dividends and other distributions to stockholders	(10,401)	(8,961)	—	—
Redemption of preferred stock	(114,189)	—	—	—
Proceeds from the issuance of debt	100,163	330,931	—	—
Deferred debt costs	(4,739)	(13,553)	—	—
Borrowings (repayments) under the revolving credit facility, net	5,450	(11,691)	11,691	(12,305)
Repayment of debt	(2,438)	(305,489)	(46)	(12,518)

Net cash provided by (used in) financing activities	(25,904)	188,837	11,664	(24,808)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,323)	12,801	206	(3,713)
CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD	12,801	—	6,500	10,213

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,478	$12,801	$6,706	$6,500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$24,666	$4,469	$31,164	$34,668

Cash payments for income taxes	$300	$—	$—	$—

Borrowings under the revolving credit facility	$53,100	$—	$151,185	$194,563

Repayments under the revolving credit facility	$(47,650)	$(11,691)	$(139,494)	$(206,868)

Change in fair value of derivative liability	$(2,464)	$(898)	$(1,579)	$1,043

Reversal of valuation allowance on deferred tax assets	$32,760	$—	$—	$—

Issuance of notes payable — premium financing of insurance	$931	$—	$—	$—

Grant of restricted stock	$—	$500	$—	$—

See notes to consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION

        Reddy Ice Holdings, Inc., a Delaware corporation (the "Parent"), and its wholly owned subsidiary, Cube Acquisition Corp. ("Cube"), a Texas corporation, were formed on behalf of Trimaran Fund Management LLC ("Trimaran") and Bear Stearns Merchant Banking ("BSMB") on May 8, 2003 for the purpose of acquiring Packaged Ice, Inc. ("Packaged Ice") and effecting certain capital transactions in connection with such acquisition. On August 15, 2003, Cube merged with and into Packaged Ice, with Packaged Ice being the surviving corporation. As a result of the merger, Packaged Ice was delisted from the American Stock Exchange. The Parent and Cube conducted no operations during the period from May 8, 2003 through August 14, 2003. In connection with the merger, Packaged Ice was renamed Reddy Ice Group, Inc. ("Reddy Group"). The Parent and its wholly owned subsidiary Reddy Group are referred to collectively herein as the "Successor". Packaged Ice prior to the merger on August 15, 2003 is referred to as the "Predecessor" and, collectively with the Successor, the "Company". As a result of purchase accounting, the Predecessor balances and amounts presented in these consolidated financial statements and footnotes may not be comparable to the Successor balances and amounts.

        The Company manufactures and distributes packaged ice products and bottled water and owns and operates refrigerated warehouses. The Company is the largest manufacturer of packaged ice products in the United States. The Company serves approximately 82,000 customer locations in 31 states and the District of Columbia.

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

        Accounts Receivable.    Accounts receivable are net of allowances for doubtful accounts of $0.7 million and $0.1 million at December 31, 2004 and 2003, respectively. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make the required payments on their accounts. The estimated losses are based on past experience with similar accounts receivable. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The following table represents the roll-forward of the allowance for doubtful accounts:

	Successor		Predecessor
	Year Ended December 31, 2004	May 8, 2003 (Date of Inception) to December 31, 2003	January 1 to August 14, 2003	Year Ended December 31, 2002

	(in thousands)
Beginning balance	$114	$—	$495	$1,025
Charges to expense	653	222	115	484
Other(1)	(111)	(108)	(288)	(1,014)

Ending balance	$656	$114	$322	$495

(1)
Other activity includes direct write-offs of accounts receivable and other adjustments. During the year ended December 31, 2002, such amounts included approximately $0.5 million related to the sale of the Company's California operations in 2001.

        Inventories.    Inventories consist of raw materials and supplies and finished goods. Raw materials and supplies include ice packaging material, spare parts, bottled water supplies and merchandiser parts. Finished goods include packaged ice and bottled water. Inventories are valued at the lower of cost or market and include overhead allocations. Cost is determined using the first-in, first-out and average cost methods.

        Property and equipment.    Property and equipment is carried at cost and is being depreciated on a straight-line basis over estimated lives of 2 to 36 years. Maintenance and repairs are charged to expense as incurred, while capital improvements that extend the useful lives of the underlying assets are capitalized.

        Goodwill and Other Intangibles.    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," the Company does not amortize its goodwill and certain intangible assets with an indefinite life. Other intangible assets include the following that are amortized over their useful lives:

Intangible Assets	Useful Life
Goodwill	Indefinite life
Trade name	Indefinite life
Customer relationships	Straight line method over economic lives of 15 to 30 years
Debt issue costs	Effective interest method over the terms of the debt

        Impairment of Long-Lived Assets.    In accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

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

        In accordance with SFAS No. 142, goodwill is evaluated using a market valuation approach, which is based on the valuations of comparable businesses, multiples of earnings of comparable businesses and discounted cash flows. The Company evaluates goodwill at each fiscal year end and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In connection with the evaluation of goodwill on December 31, 2002, the Company recorded an impairment charge of $4.1 million related to its non-ice business segment. There were no impairment charges in the year ended December 31, 2004, the period from May 8, 2003 (Date of Inception) to December 31, 2003 or the period from January 1, 2003 through August 14, 2003.

        Income Taxes.    The Company accounts for income taxes under the liability method, which requires, among other things, recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. Under this method, deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and the recognition of available tax carryforwards. At December 31, 2003, the Company had a deferred tax asset of $34.9 million relating to Predecessor net operating loss carryforwards that was reduced to zero by a valuation allowance. During 2004, the deferred tax asset and the valuation allowance were both reduced by $2.1 million due to the utilization of the Predecessor's net operating loss carryforwards. The remaining valuation allowance of $32.8 million was reversed at December 31, 2004 as it was considered more likely than not that the Predecessor net operating loss carryforwards would be fully utilized.

        Revenue Recognition.    Revenue is recognized when product (packaged ice, ice packaging bags, and bottled water) is delivered to and accepted by customers. There is no right of return with respect to the packaged ice, bags delivered and bottled water. Revenue resulting from Ice Factory management agreements and cold storage services is recognized as earned under contract terms.

        Fair Values of Financial Instruments.    The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, debt obligations and an interest rate swap agreement. The carrying amount of cash, cash equivalents, trade accounts receivable and trade accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. See Note 8 regarding the fair value of the Company's debt obligations.

        Interest Rate Swap Agreement.    The differential to be paid or received on the interest rate swap agreement was accrued as interest rates change and was recognized over the life of the agreement as an increase or decrease in interest expense. The Company did not use this instrument for trading purposes. The Company entered into this swap arrangement for the purpose of hedging its anticipated cash payments for interest associated with its variable rate debt.

        Stock Options.    At December 31, 2004 and 2003, the Company had one stock-based employee compensation plan, the Reddy Ice Holdings, Inc. 2003 Stock Option Plan (the "Stock Option Plan"),

under which stock options are granted from time to time. See Note 12 for further information regarding the Stock Option Plan. All of the Predecessor's stock-based compensation plans were terminated and all in-the-money options were paid out in cash in connection with the merger on August 15, 2003 (see Notes 1 and 3).

        The Company accounts for the Stock Option Plan under the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company has recorded stock-based employee compensation costs in the year ended December 31, 2004 and the period from May 8, 2003 (Date of Inception) to December 31, 2003 related to the issuance of restricted common and preferred stock on August 15, 2003. No stock-based employee compensation cost related to stock options is reflected in the net income (loss) available to common stockholders for the year ended December 31, 2004 and the period from May 8, 2003 (Date of Inception) to December 31, 2003 as all stock options granted under the Stock Option Plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on the net income (loss) of the Company had it applied the fair value recognition provisions of stock-based compensation as described in SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure."

	Successor
	Year Ended December 31, 2004	May 8, 2003 (Date of Inception) to December 31, 2003
	(in thousands)
Net income (loss) available to common stockholders, as reported	$5,968	$(2,713)
Add: Employee stock-based compensation expense included in reported net income (loss), net of tax	185	39
Less: Total employee stock-based compensation expense determined under fair value based methods for all awards, net of tax	(325)	(78)

Pro forma net income (loss) available to common stockholders	$5,828	$(2,752)

        Effective January 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148. Under the provisions of SFAS No. 148, the Company has selected the modified prospective method of adoption; therefore, the Company will recognize stock-based employee compensation cost beginning January 1, 2005, as if the fair value based accounting method had been used to account for all employee awards granted, modified, or settled since the merger on August 15, 2003.

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

        New Accounting Pronouncements.    On January 1, 2002, the Predecessor adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. Adoption of this statement resulted in a charge to net income of $73.2 million (net of $0 tax). The allocation of the charge to the Predecessor's ice and non-ice segments was $70.1 million and $3.1 million, respectively.

        On January 1, 2002, the Predecessor adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting requirements for the impairment and disposal of long-lived assets. In November 2002, the Predecessor's Board of Directors approved a plan to sell certain fixed assets within the following twelve months. The disposition plan was subsequently revised and extended. At December 31, 2004 and 2003, these assets were classified as "Assets Held for Sale" in the balance sheet and were reported at their fair value in accordance with SFAS No. 144. A non-cash charge of $3.3 million was recognized in the year ended December 31, 2002 to reduce the carrying value of the assets to their fair value. Such charge is included in "Impairment of Assets" in the statement of operations.

        In November 2004, the EITF reached a consensus on EITF 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations". The EITF reached a consensus in this issue on an approach for evaluating whether the criteria in SFAS No. 144 have been met for purposes of classifying the results of operations of a component of an entity that either has been disposed of or is classified as held for sale as discontinued operations. The approach includes an evaluation of whether the operations and cash flows of a disposed component have been or will be eliminated from the ongoing operations of the entity. Such evaluation depends on whether continuing cash flows have been or are expected to be generated and, if so, whether those continuing cash flows are direct or indirect. The consensus also requires financial statement disclosure of certain information for each discontinued operation that generates continuing cash flows. EITF 03-13 is effective for components of an enterprise that are either disposed of or classified as held for sale in fiscal periods beginning after January 1, 2005. The adoption of EITF 03-13 had no effect on the Company's consolidated financial statements.

        In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, amends SFAS No. 4 and SFAS No. 64 to require that gains and losses from the extinguishment of debt generally be classified within continuing operations. The Predecessor adopted SFAS No. 145 upon issuance and as a result, has reflected gains on the extinguishment of debt within continuing operations.

        On January 1, 2003, the Company adopted FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." FIN 45 requires disclosure of guarantees and requires liability recognition for the fair value of guarantees made after December 31, 2002. Adoption of FIN 45 did not have a material effect on the Company's financial statements.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN No. 46 requires the consolidation of these entities, known as variable interest entities, by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. In December 2003, the FASB issued a revision to FIN 46 ("FIN 46R"). Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) provided further implementation guidance, and (c) added new scope exceptions. FIN 46R deferred the effective date of FIN 46 for public companies, to the end of the first reporting period ending after March 15, 2004, except that all public companies must at a minimum apply the provisions of FIN 46 to entities that were previously considered "special purpose entities" under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. The Company does not have any variable interest entities or special purpose entities.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of "underlying" to conform it to the language used in FIN 45, "Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and amends certain other existing pronouncements. The adoption of SFAS No. 149 did not have a material impact on the Predecessor's consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no material impact on the Predecessor's results of operations and financial position.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—an amendment of ARB No. 43, chapter 4". SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. This statement is effective for fiscal years beginning after July 15, 2005. The Company is currently evaluating the effect this standard could have on its results of operations and financial position.

        In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non-employees.

        SFAS No. 123(R) eliminates the intrinsic value measurement objective in APB Opinion No. 25 and generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The standard also requires companies to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.

        The Company is required to apply SFAS No. 123(R) to all awards granted, modified or settled in its first reporting period after June 15, 2005. The Company is also required to use either the "modified prospective method" or the "modified retrospective method." Under the modified prospective method, compensation cost is recognized for all awards granted after adoption of the standard and for the unvested portion of previously granted awards that are outstanding on that date. Under the modified retrospective method, previously issued financial statements must be restated to recognize the expense amounts previously calculated and reported on a pro forma basis, as if the prior standard had been adopted. Under both methods, either the straight line or an accelerated method may be used to amortize the compensation cost associated with awards with graded vesting. The standard permits and encourages early adoption.

        The Company plans to adopt SFAS No. 123(R) on July 1, 2005 using the modified prospective method and does not believe that the adoption of this standard will have a material effect on its results of operations and financial position.

3.    ACQUISITIONS

        On August 15, 2003, Cube merged with and into Packaged Ice, with Packaged Ice being the surviving corporation. Concurrent with the closing of the merger, Packaged Ice was renamed Reddy Ice Group, Inc. The merger was consummated pursuant to the Agreement and Plan of Merger, dated as of May 12, 2003, by and among the Parent, Cube and Packaged Ice. Subsequent to the merger, all of the Company's operations were conducted through Reddy Group.

        The merger was accounted for as a purchase by Cube of Packaged Ice in accordance with SFAS No. 141, "Business Combinations." Total consideration was $461.0 million, including $113.0 million for common and preferred securities, $316.7 million for assumption of debt and revolving loans, $12.8 million for debt issue costs and $18.5 million in direct merger costs. The total consideration reconciles to the net acquisition costs as follows (dollars in millions):

Total consideration	$461.0
Less:
Assumption of debt	(316.7)
Debt issue costs	(12.8)
Use of cash on hand at closing	(6.8)

Acquisition costs, net of cash acquired	$124.7

        The total purchase price was allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair values as of the closing date using valuations and other studies. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition (dollars in millions):

Total assets acquired	$254.6
Total liabilities assumed	442.8

Net liabilities assumed	$188.2

        The excess of the aggregate purchase price over the liabilities assumed of $289.0 million was allocated to goodwill ($208.7 million) and other intangible assets ($80.3 million). Other intangibles identified include customer lists ($61.9 million), which are being amortized over useful lives of 15 to 30 years, debt issue costs ($12.8 million) and a trade name ($5.6 million). During 2004, goodwill and net deferred tax liabilities both decreased by $32.8 million due to the removal of the valuation allowance on the Predecessor's net operating loss carryforwards (see Note 10).

        The merger was financed through:

  •
  Gross proceeds of $150.9 million from the sale of 8 7/8% senior subordinated notes (face value of $152.0 million, see Note 8);

  •
  A $135.0 million term loan borrowed under Reddy Group's senior secured credit facility (see Note 8);

  •
  Cash contributions to Cube by the Parent and acquired cash of $6.8 million.

        In the fourth quarter of 2003, the Company purchased two ice companies (including Triangle Ice Co., Inc. ("Triangle Ice")) for total consideration of $68.7 million, which included debt issue costs of $0.7 million and direct acquisition costs of $0.6 million. The total purchase price was allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair values as of the closing dates using valuations and other studies. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition (dollars in millions):

Total assets acquired	$26.2
Total liabilities assumed	10.2

Net assets acquired	$16.0

        The excess of the aggregate purchase price over the net assets acquired of $52.7 million was allocated to goodwill ($40.3 million) and other intangible assets ($12.4 million). Other intangible assets were comprised primarily of customer lists, which are being amortized over useful lives of 15 to 30 years.

        The acquisitions were financed through:

  •
  Gross proceeds of $10.0 million from the sale of 5,000 shares each of common and preferred stock of the Parent;

  •
  A $45.0 million supplemental term loan borrowed under Reddy Group's senior secured credit facility (see Note 8);

  •
  use of cash on hand of $14.5 million.

        During 2004, the Company purchased 11 ice companies at various dates throughout the year. The total acquisition consideration was $16.9 million, which included direct acquisition costs of $0.5 million. The total purchase price was allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair values as of the closing dates using valuations and other studies. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition (dollars in millions):

Total assets acquired	$6.1
Total liabilities assumed	1.8

Net assets acquired	$4.3

        The excess of the aggregate purchase price over the net assets acquired of $12.6 million was allocated to goodwill ($8.3 million) and other intangible assets ($4.3 million). Other intangible assets were comprised of customer lists, which are being amortized over useful lives of 15 to 30 years. The 2004 acquisitions were funded out of the Company's operating cash flows.

        The results of operations of the 2003 acquisitions are included in the Company's consolidated results of operations from the respective dates of acquisition in the fourth quarter of 2003. The results of operations of the 2004 acquisitions are included in the Company's consolidated results of operations from their respective acquisition dates, which range from March 1, 2004 to November 1, 2004. The following unaudited pro forma information presents the Company's consolidated results of operations (i) for the twelve month periods ended December 31, 2004 as if the 11 acquisitions in 2004 had all occurred on January 1, 2004, (ii) for the period May 8, 2003 (Date of Inception) to December 31, 2003 as if the two acquisitions in 2003 and the 11 acquisitions in 2004 had all occurred on August 15, 2003, which is the date that the Company began operations through its purchase of Packaged Ice and (iii) for the period from January 1, 2003 through August 14, 2003 as if the two acquisitions in 2003 and the 11 acquisitions in 2004 all had occurred on January 1, 2003.

	Successor	Successor	Predecessor
	Twelve Months Ended December 31, 2004	May 8, 2003 (Date of Inception) to December 31, 2003	January 1, 2003 through August 14, 2003
	(in thousands)
Pro forma revenues	$292,015	$99,631	179,250
Pro forma net income available to common stockholders	6,925	(1,326)	6,778

4.    INVENTORIES

	Successor
	December 31,
	2004	2003
	(in thousands)
Raw materials and supplies	$7,584	$6,310
Finished goods	1,851	1,536

Total	$9,435	$7,846

5.    PROPERTY AND EQUIPMENT

	Successor
	December 31,
	2004	2003
	(in thousands)
Land	$20,709	$21,113
Buildings and site improvements	67,984	65,141
Plant, equipment and machinery	167,899	152,683
Construction in progress	2,065	725

Total	258,657	239,662
Less: accumulated depreciation	24,996	6,222

Total property and equipment, net	$233,661	$233,440

        Depreciation expense for the Successor for the year ended December 31, 2004 and the period from May 8, 2003 (Date of Inception) through December 31, 2003 was $19.1 million and $6.2 million, respectively. Depreciation expense for the Predecessor for the period from January 1 through August 14, 2003 and the year ended December 31, 2002 was $11.6 million and $19.9 million, respectively.

6.    GOODWILL AND OTHER INTANGIBLES

        Goodwill was allocated to the Company's business segments as follows:

	Successor
	December 31,
	2004	2003
	(in thousands)
Ice products	$211,378	$239,856	(1)
Non-ice products and services	9,073	9,073	(1)

Total	$220,451	$248,929

(1)
Approximately $6.2 million of goodwill allocated to non-ice products and services was reclassified to ice products as a result of an adjustment to the allocation of deferred tax liabilities by segment.

        The decline in goodwill from December 31, 2003 to December 31, 2004 is primarily due to the reversal of the valuation allowance on certain of the Company's net operating loss carryforwards (see Note 10).

        At December 31, 2004 and 2003, other intangible assets consisted of the following:

	Successor
	December 31,
	2004	2003
	(in thousands)
Non-amortizable intangible assets—trade name	$5,600	$5,600
Amortizable intangible assets:
Customer lists	$77,916	$73,576
Debt issue costs	18,316	13,553

Total	96,232	87,129
Less: accumulated amortization	8,723	2,193

Total amortizable intangibles, net	87,509	84,936

Total intangible assets, net	$93,109	$90,536

        Amortization expense for the Company for the year ended December 31, 2004 and the period from May 8, 2003 (Date of Inception) through December 31, 2003 was $4.1 million and $1.4 million, respectively. Amortization expense for the Predecessor for the period from January 1 through August 14, 2003 and the year ended December 31, 2002 was $2.9 million and $4.8 million, respectively. Amortization expense for each of the years ending December 31, 2005, 2006, 2007, 2008 and 2009 is estimated to be $4.3 million. There is no amortization expense related to cost of sales.

7.    ACCRUED EXPENSES

	Successor
	December 31,
	2004	2003
	(in thousands)
Accrued compensation and employee benefits	$6,411	$8,090
Accrued interest	5,740	6,346
Accrued utilities	1,191	1,029
Accrued property, sales and other taxes	806	1,128
Derivative liability	—	2,464
Other	1,850	1,617

Total	$15,998	$20,674

8.    REVOLVING CREDIT FACILITY AND LONG-TERM OBLIGATIONS

        On July 17, 2003, Cube completed the sale of $152 million of 8 7/8% Senior Subordinated Notes due 2011 (the "Senior Subordinated Notes") in a private placement offering. The Senior Subordinated Notes were priced at 99.297%, which resulted in gross proceeds of $150.9 million. At the closing of the merger on August 15, 2003, Reddy Group assumed Cube's obligations under the Senior Subordinated Notes and the related indenture and received the net proceeds of the offering. The net proceeds were used to consummate the merger as discussed in Note 3, which included the repayment of the Predecessor's $255.0 million aggregate principal amount of 9 3/4% Senior Notes due 2005 and the outstanding balance of $61.7 million under its bank credit facility. As of December 31, 2004, the fair value of Senior Subordinated Notes was $164.2 million.

        Interest is payable semiannually on February 1 and August 1, commencing on February 1, 2004. In conjunction with issuance of the Senior Subordinated Notes, $7.0 million of debt issuance costs were incurred. The Senior Subordinated Notes are unsecured senior subordinated obligations of Reddy Group and are:

  •
  subordinated in right of payment to all of Reddy Group's existing and future senior indebtedness;

  •
  equal in right of payment with any of the Reddy Group's existing and future senior subordinated indebtedness; and

  •
  senior in right of payment to any other of Reddy Group's future subordinated indebtedness, if any.

        The Senior Subordinated Notes include customary covenants that restrict, among other things, the ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets, or enter into various transactions with affiliates. Prior to August 1, 2006, Reddy Group may redeem up to 35% of the principal amount of the Senior Subordinated Notes at a redemption price of 108.875% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, with funds raised in specified equity offerings.

        The Senior Subordinated Notes are guaranteed, fully, jointly and severally, and unconditionally, on a senior subordinated basis by the Parent and all of Reddy Group's subsidiaries (the "Subsidiary Guarantors"). There are currently no restrictions on the ability of the Subsidiary Guarantors to transfer funds to Reddy Group in the form of cash dividends, loans or advances. Condensed consolidating financial statements for the Parent and its wholly-owned subsidiary are not presented as the Parent has no significant independent assets or operations. Condensed consolidating financial statements for Reddy Group and its subsidiaries, all of which are wholly owned, are not presented as Reddy Group has no significant independent assets or operations. Reddy Group has no subsidiaries that do not guarantee the Senior Subordinated Notes.

        On October 27, 2004, Reddy Holdings issued $151 million at maturity of 10 1/2% Senior Discount Notes due 2012 (the "Discount Notes") in a private placement offering. The Discount Notes were sold at 66.333% of the stated principal amount, which resulted in gross proceeds of $100.2 million. Each Discount Note has an initial accreted value of $663.33 per $1,000 principal amount at maturity. The accreted value of each Discount Note will increase from the date of issuance until November 1, 2008 at a rate of 10 1/2% per annum such that the accreted value will equal the stated principal amount at maturity on November 1, 2008. Thereafter cash interest will accrue and be payable semi-annually at a rate of 10 1/2% per annum. As of December 31, 2004, the fair value of the Discount Notes was $104.2 million.

        The Discount Notes are unsecured senior obligations of Reddy Holdings and are:

  •
  not guaranteed by any of Reddy Holdings' subsidiaries;

  •
  senior in right of payment to all of Reddy Holdings' future subordinated indebtedness;

  •
  equal in right of payment with any of Reddy Holdings' existing and future unsecured senior indebtedness;

  •
  effectively subordinated to Reddy Holdings' existing and future secured debt, including Reddy Holdings' guarantee of Reddy Group's senior credit facility; and

  •
  structurally subordinated to all obligations and preferred equity of Reddy Holdings' subsidiaries.

        The Discount Notes include customary covenants that restrict, among other things, the ability to incur additional debt or issue certain preferred stock, pay dividends or redeem, repurchase or retire our capital stock or subordinated indebtedness, make certain investments, incur liens, enter into arrangements that restrict dividends from our subsidiaries, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. Prior to November 1, 2007, Reddy Holdings may redeem up to 35% of the principal amount at maturity of the Discount Notes at a redemption price of 110.5% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, with funds raised in equity offerings that are specified in the indenture governing the Discount Notes. From and after November 1, 2008, Reddy Holdings may redeem any or all of the Discount Notes by paying a redemption premium which is initially 5.25% of the principal amount at maturity of the Discount Notes, and will decline annually to 0% commencing on November 1, 2010. If a change of control occurs on or prior to November 1, 2007, Reddy Holdings may, at its option, redeem all, but not less than all, of the Discount Notes at a redemption price equal to the sum of (i) the accreted value of the notes as of the redemption date, (ii) a premium equal to 125% of one year's coupon payment and (iii) any accrued and unpaid interest to the date of redemption. If Reddy Holdings experiences a change of control and does not elect to make the optional redemption described in the previous sentence, Reddy Holdings will be required to make an offer to repurchase the Discount Notes at a price equal to 101% of their accreted value, plus accrued and unpaid interest, if any, to the date of purchase. Reddy Holdings may also be required to make an offer to purchase the Discount Notes with proceeds of asset sales that are not reinvested in the Company's business or used to repay other indebtedness.

        The Discount Notes are subject to registration with the SEC pursuant to a Registration Rights Agreement (the "Rights Agreement") entered into at the time of issuance. Pursuant to the Rights Agreement, Reddy Holdings must, within 150 days after the issuance date, file a registration statement with the SEC to exchange the Discount Notes for new notes of Reddy Holdings having terms substantially identical in all material respects to the Discount Notes. The 150th day following the issuance of the Discount Notes was March 26, 2005. The Company did not file the required registration statement by that date and as a result of not filing the registration statement with the SEC on or prior to that date, began accruing additional interest expense from March 26, 2005 to the date on which the registration statement is actually filed, such additional interest expense accrues at an annual rate of 0.50% for the first 90 days following such date, and increases by another 0.50% thereafter until such registration statement is filed. Reddy Holdings must also use its commercially reasonable efforts to cause the registration statement to be declared effective within 240 days after the issuance date.

        On August 15, 2003, Reddy Group entered into a $170 million senior secured credit facility, with the lenders being a syndicate of banks, financial institutions and other entities, including Credit Suisse First Boston as Administrative Agent, Canadian Imperial Bank of Commerce and Bear Stearns Corporate Lending, Inc. (the "Credit Facility"). The Credit Facility provides for a six-year term loan in the amount of $135 million (the "Original Term Loan") and a five-year revolving credit facility (the "Revolving Credit Facility") in the amount of $35 million. Proceeds of the Original Term Loan were used to consummate the merger as discussed in Note 3. On November 6, 2003, the Credit Facility was amended to provide a supplemental term loan (the "Supplemental Term Loan" and, together with the Original Term Loan, the "Term Loans") in the amount of $45 million, the proceeds of which were used to fund a portion of the Triangle Ice acquisition (see Note 3). The Supplemental Term Loan has substantially the same terms as the Original Term Loan.

        At December 31, 2004, the Company had $24.0 million of availability under the Revolving Credit Facility, net of outstanding standby letters of credit of $5.5 million. The standby letters of credit are used primarily to secure certain insurance obligations. The fair value of the Term Loans at December 31, 2004 was $178.6 million.

        Principal balances outstanding under the Credit Facility bear interest per annum, at Reddy Group's option, at the sum of the base rate plus the applicable margin or LIBOR plus the applicable margin. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%. The applicable margin varies depending on Reddy Group's leverage ratio. At December 31, 2004, the weighted average interest rate of borrowings outstanding under the Credit Facility was 5.0%. Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. Reddy Group pays a quarterly fee on the average availability under the Revolving Credit Facility based on an annual rate of 0.5%.

        The Credit Facility requires that, beginning in 2004, Reddy Group repay all borrowings under the Revolving Credit Facility and maintain a zero outstanding balance for a period of 30 consecutive calendar days during each year. This requirement for 2004 was met on August 10, 2004. The Term Loans amortize in quarterly installments over a five-year period in an annual aggregate amount equal to 1% of the original balance, with any remaining unpaid balance to be repaid in the sixth year in equal quarterly installments. Subject to certain conditions, mandatory repayments of the Revolving Credit Facility and Term Loans are required to be made with portions of the proceeds from (1) asset sales, (2) the issuance of debt securities (3) an initial public offering of stock of the Parent, and (4) insurance and condemnation awards. Furthermore, within 100 days after the close of the fiscal year (beginning with the close of the 2004 fiscal year), a mandatory prepayment of the Term Loans is required in an amount equal to a certain percentage of Reddy Group's annual excess cash flow, as defined in the Credit Facility. The percentage is based on Reddy Group's leverage ratio at the end of such fiscal year and ranges from 25% to 75%. In connection with the offering of the Discount Notes discussed above, Reddy Group amended the Credit Facility on October 27, 2004 to permit the issuance of the Discount Notes and certain related transactions (see Note 11). In addition to allowing the issuance of the Discount Notes and those related transactions, the amendment modified the calculation of Reddy Group's excess cash flow for 2004 such that a mandatory prepayment based on Reddy Group's 2004 results is not required.

        The Credit Facility contains financial covenants which include limitations on capital expenditures and the maintenance of certain financial ratios, as defined in the Credit Facility, and is collateralized by substantially all of Reddy Group's assets and the capital stock of all of its significant subsidiaries. A default under the Credit Facility is also an event of default under the indentures governing the Discount Notes and the Senior Subordinated Notes. At December 31, 2004, Reddy Group was in compliance with these covenants.

        On November 28, 2000, the Predecessor entered into an interest rate collar agreement (the "Collar Agreement"). The Collar Agreement had a notional amount of $50 million and expired on November 28, 2004. If the Index Rate (30-day LIBOR, as defined in the Collar Agreement) exceeded 7.75%, Reddy Group received the difference between the Index Rate and 7.75%. If the Index Rate fell below 5.75%, Reddy Group paid the difference plus 1%. Any amounts payable or receivable were settled monthly. When Reddy Group's debt was refinanced on August 15, 2003, $0.3 million of amounts previously deferred in accumulated other comprehensive loss on the balance sheet were written off as the hedged, forecasted transaction was no longer deemed probable of occurring. The Collar Agreement was redesignated as a hedge of the new Credit Facility, with subsequent changes in fair value deferred in other comprehensive income. Upon expiration of the Collar Agreement on November 28, 2004, all amounts previously deferred in other comprehensive income were recognized, resulting in a noncash credit to interest expense of $3.4 million.

        At December 31, 2004 and 2003, long-term obligations consisted of the following:

	Successor
	December 31,
	2004	2003
	(in thousands)
8 7/8% Senior Subordinated Notes	$152,000	$152,000
Less: unamortized debt discount on 8 7/8% Senior Subordinated Notes	(879)	(1,013)
10 1/2% Senior Discount Notes	151,000	—
Less: unamortized debt discount on 10 1/2% Senior Discount Notes	(48,957)	—
Credit Facility—term loans	177,750	179,550
Other	347	410

Total long-term obligations	431,261	330,947
Less: current maturities	1,869	1,859

Long-term obligation, net of current maturities	$429,392	$329,088

        As of December 31, 2004, principal maturities of long-term obligations for the next five years are as follows:

(in thousands)
2005	$1,869
2006	1,870
2007	1,875
2008	44,140
2009	128,271
2010 and thereafter	253,236

Total	$431,261

9.    NOTES PAYABLE

        At December 31, 2004, notes payable consisted of premium financing notes related to certain of the Company's insurance policies. The notes bear interest at a weighted average interest rate of 4.4%, have terms under twelve months and mature at various dates from March 1, 2005 through June 25, 2005.

10.    INCOME TAXES

        The Company reported a profit for tax return purposes during the year ended December 31, 2004. It incurred a loss for tax return purposes for the period May 8, 2003 (Date of Inception) through December 31, 2003. The Predecessor incurred tax losses for the period from January 1, 2003 through August 14, 2003 and for the year ended December 31, 2002. The total provision for income taxes varied from the U.S. federal statutory rate due to the following:

	Successor		Predecessor
	Year Ended December 31, 2004	May 8, 2003 (Date of Inception) to December 31, 2003	January 1 to August 14, 2003	Year Ended December 31, 2002

	(in thousands)
Federal income tax at statutory rate	$9,466	$942	$1,892	$(28,828)
State income taxes, net of federal income tax benefits	838	91	184	(2,798)
Increase (decrease) in valuation allowance	—	—	(2,104)	18,347
Non-deductible goodwill	—	—	—	12,095
Non-deductible expenses and other	190	20	28	1,184

Total provision for income taxes	$10,494	$1,053	$—	$—

        The income tax expense for the year ended December 31, 2004 and the period from May 8, 2003 (Date of Inception) to December 31, 2003 is composed of the following:

	Successor
	Year Ended December 31, 2004	May 8, 2003 (Date of Inception) to December 31, 2003
	(in thousands)
Current tax expense	$318	$—
Deferred tax expense	10,176	1,053

Total tax expense	$10,494	$1,053

        Deferred tax assets and liabilities computed at the statutory rate related to temporary differences were as follows:

	Successor
	December 31,
	2004	2003
	(in thousands)
Total current deferred tax assets—other assets	$2,174	$—

Deferred non-current tax assets (liabilities):
Intangible assets, including goodwill, customer lists and trade names	$(39,562)	$(32,443)
Property & equipment	(40,315)	(36,686)
Net operating loss carryforwards	41,698	40,896
Other assets	1,065	2,954

Total non-current deferred tax liabilities, net	(37,114)	(25,279)
Valuation allowance for net operating loss carryforwards	—	(34,881)

Total non-current deferred tax liabilities, net	$(37,114)	$(60,160)

Total deferred tax liabilities, net	$(34,940)	$(60,160)

        As a result of purchase accounting applied in connection with the acquisitions of Packaged Ice and Triangle Ice in 2003, net deferred tax liabilities of $59.1 million were recorded. This amount is primarily due to basis differences related to the allocation of purchase price to fixed assets and the recording of customer lists and a trade name.

        At December 31, 2004, the Company had approximately $109 million of net operating loss ("NOL") carryforwards, $23 million and $86 million of which are attributable to the Successor and Predecessor, respectively. The NOL carryforwards expire between 2005 and 2023. There is an annual limitation on the utilization of the NOL carryforwards generated by the Predecessor due to an ownership change, as defined by Section 382 of Internal Revenue Code, as amended. At December 31, 2003, due to the uncertainty of being able to utilize the Predecessor's NOL carryforwards to reduce future taxes, a valuation allowance of $34.9 million was provided to reduce to zero the deferred tax asset resulting from the Predecessor's NOL carryforwards. Based on results for 2004 and other evidence related to the future use of the Predecessor's NOL carryforwards, management believes that it is more likely than not that Predecessor NOL carryforwards will be fully utilized. Accordingly, the valuation allowance on such NOL carryforwards was removed at December 31, 2004, with an offsetting decrease to goodwill. The ability to use the NOL carryforwards generated by the Successor are not subject to the limitation imposed by Section 382 of Internal Revenue Code, as amended.

11.    CAPITAL STOCK

        Common Stock.    Reddy Holdings is authorized to issue up to 300,000 shares of common stock, par value $0.01 per share. On May 12, 2003, Reddy Holdings entered into an Investor Subscription Agreement with Trimaran, BSMB and certain members of the Predecessor's senior management group pursuant to which they agreed to purchase 94,050 shares of common stock for $1,000 per share. The proceeds were contributed to Cube to fund a portion of the acquisition of Packaged Ice on August 15, 2003 (see Notes 1 and 3). On November 3, 2003, Reddy Holdings entered into a second Investor

Subscription Agreement with Trimaran, BSMB and certain members of Reddy Holdings' senior management group pursuant to which they agreed to purchase an additional 5,000 shares of common stock for $1,000 per share, the proceeds of which were used to fund a portion of the acquisition of Triangle Ice (see Note 3). Holders of Reddy Holdings' common stock are entitled to one vote per share on all matters to be voted on by stockholders and are entitled to receive dividends, if any, as may be declared from time to time by the Board of Directors of Reddy Holdings. Upon any liquidation or dissolution of Reddy Holdings, the holders of common stock are entitled, subject to any preferential rights of the holders of preferred stock, to receive a pro rata share of all of the assets remaining available for distribution to stockholders after payment of all liabilities.

        Preferred Stock.    Reddy Holdings is authorized to issue up to 200,000 shares of $0.01 par value preferred stock, consisting of 100,000 shares of Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") and 100,000 shares of preferred stock that is currently undesignated. Pursuant to the same Investor Subscription Agreements discussed above, 99,050 shares of Series A Preferred Stock were subscribed for on May 12, 2003 and November 3, 2003 and were valued at $1,000 per share. The liquidation preference per share of the Series A Preferred Stock is equal to the sum of (a) $1,000 plus (b) the amount of all accumulated but unpaid dividends on such shares. The holders of the outstanding shares of Series A Preferred Stock immediately preceding the dividend payment date shall be entitled to receive dividends, as declared by Reddy Holdings' Board of Directors, at a rate per annum equal to 12% of the liquidation amount per share. All dividends are cumulative, whether or not earned or declared, accruing on a daily basis from the issue date and shall be payable in cash quarterly in arrears on each dividend payment date commencing on November 15, 2003. If Reddy Holdings does not pay the cash dividends on a quarterly basis, all unpaid dividends will be added to the liquidation amount in respect of such shares on each dividend payment date. If Reddy Holdings fails to make a liquidation payment following the occurrence of a liquidation event or default, as defined in the certificate of designations, the per annum dividend rate will be increased by 2% per annum during the continuation of any such event or default. In the event of liquidation, the holders of the Series A shares are entitled to an amount in cash equal to the liquidation amount for each share. The Company may redeem the Series A shares at its option in whole at any time or in part from time to time, subject to restrictions set forth in the certificate of designations. Series A holders are not entitled or permitted to vote on any matter upon which the holders of common stock are required or permitted to vote.

        Prior to the merger on August 14, 2003, the Predecessor's board of directors had authorized the designation of 500,000 shares of $0.01 par value 10% exchangeable preferred stock. Holders of the 10% exchangeable preferred stock were entitled to receive dividends equal to 10% of the liquidation preference of $100 per share, and all dividends were fully cumulative. Dividends could be paid in cash or in kind by issuing a number of additional shares of the 10% exchangeable preferred stock. All dividends were paid in kind as the Predecessor's debt agreements prohibited the payment of cash dividends. In kind dividends for the period from January 1, 2003 through August 14, 2003 and the year ended December 31, 2002 totaled 32,399 and 37,484 shares, respectively, of 10% exchangeable preferred stock. The 10% exchangeable preferred stock was redeemed in connection with the purchase of Packaged Ice on August 15, 2003 (see Notes 1 and 3).

        In connection with the merger on August 15, 2003 and the Triangle Ice acquisition on November 6, 2003, fees of $7.6 million and $1.3 million, respectively, were paid to the holders of Reddy Holdings' Series A Preferred Stock and common stock. Such amounts were reflected as immediate distributions to the stockholders of Reddy Holdings and have been recorded as reductions of additional paid-in capital.

        On October 27, 2004, Reddy Holdings issued $151 million of its 10 1/2% Senior Discount Notes (see Note 8). Reddy Holdings used the net proceeds of the note offering, together with an approximately $28.4 million dividend from Reddy Group, to redeem all of Reddy Holdings' outstanding Series A Preferred Stock (99,175 shares) for an aggregate liquidation amount of $114.2 million and to pay a dividend of $10.4 million on its common stock. In connection with these events, Reddy Group made a special transaction payment of approximately $1.2 million in the aggregate to certain members of management and certain directors.

12.    EMPLOYEE BENEFIT PLANS

        401(k) Plan.    The Company has a 401(k) defined contribution savings plan for the benefit of all employees who have completed one year of service and have met the eligibility requirements to participate. Employees may contribute up to the maximum amount allowed by the Internal Revenue Service, while Company contributions are made at the discretion of the Board of Directors. The Company contributed $239,000 and $66,000 during the year ended December 31, 2004 and the period from May 8, 2003 (Date of Inception) to December 31, 2003, respectively. Contributions by the Predecessor for the period from January 1 through August 14, 2003 and the year ended December 31, 2002 were $125,000 and $205,000, respectively.

        2003 Stock Option Plan.    During 2003, the board of directors approved the Reddy Ice Holdings, Inc. 2003 Stock Option Plan (the "Stock Option Plan") that reserved for issuance 11,269 shares of common stock, subject to adjustment under certain circumstances. In connection with the acquisition of Triangle Ice, an additional 599 shares of common stock were reserved for issuance under the Stock Option Plan. This plan provides for the granting of incentive awards in the form of stock options to directors, officers and employees of the Company or any of its subsidiaries and affiliates at the discretion of the Compensation Committee of the Board of Directors. The options issued include both time-based and performance-based options. In general, the time-based options vest 20% per year, with the initial vesting of 20% occurring on the first day of the calendar year following the year of grant. The performance based options vest in three tranches based on achieving certain corporate performance targets. All options granted pursuant to the Stock Option Plan expire ten years after the date of grant.

        The following table indicates share and exercise price information with respect to the Stock Option Plan for the year ended December 31, 2004 and the period from May 8, 2003 (Date of Inception) through December 31, 2003:

	Year Ended December 31, 2004		May 8, 2003 (Date of Inception) through December 31, 2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	11,314	$1,000	—	$—
Granted	356	1,000	11,538	1,000
Exercised	—	—	—	—
Forfeited	(236)	1,000	(224)	1,000

Outstanding at end of year	11,434	$1,000	11,314	$1,000

Weighted average fair value of options granted during the year		$290		$75

        Options outstanding at December 31, 2004 consisted of the following:

				Exercisable Options
Exercise Prices per Share	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price Per Share
$1,000	11,434	$1,000	8.7 years	1,819	$1,000

        The "Black-Scholes" method was used determine the fair value of options granted in the year ended December 31, 2004 and the period from May 8, 2003 (Date of Inception) to December 31, 2003. The Black-Scholes calculations used the following weighted average assumptions:

	Successor
	Year Ended December 31, 2004	May 8, 2003 (Date of Inception) to December 31, 2003
Dividend yield	0.00%	0.00%
Volatility	0.00%	0.00%
Risk free interest rate	4.24%	4.48%
Expected lives	10 years	10 years

13.    RELATED PARTIES

        Trimaran and BSMB are party to a Monitoring and Management Services Agreement (the "Monitoring Agreement") pursuant to which they have been engaged to provide monitoring and management services to the Company with respect to financial and operating matters. At the closing of the merger, Trimaran and BSMB collectively received a financing fee equal to $7.5 million. They also receive an annual fee for ongoing monitoring and management services equal to $0.5 million per annum in the aggregate, which is subject to adjustment in certain circumstances. The Monitoring Agreement also provides that Trimaran and BSMB will be reimbursed for reasonable out-of-pocket expenses in connection with activities undertaken pursuant to the agreement.

        Trimaran and BSMB will also render additional services in connection with acquisitions, divestitures and financings pursuant to the Management Agreement. In connection with these services, they will earn a fee equal to 2% of the value of any such transaction if additional equity is invested. In connection with the Triangle Ice acquisition, Trimaran and BSMB received fees totaling $1.3 million. In addition, the annual monitoring and management services fee will be increased in connection with acquisitions by an amount equal to 1% of the trailing twelve-month pro forma EBITDA (as defined in the Monitoring Agreement) of acquired businesses. Trimaran and BSMB collectively earned monitoring and management services fees of $0.6 million and $0.2 million during the year ended December 31, 2004 and the period from May 8, 2003 through December 31, 2003, respectively.

        Certain participants in the Trimaran investment program are affiliated with Canadian Imperial Bank of Commerce and BSMB is affiliated with Bear Stearns Corporate Lending, Inc., who are both lenders to the Credit Facility (see Note 8).

        Reddy Holdings issued 250 shares each of restricted common and preferred stock valued at an aggregate $0.5 million at the time of issuance to certain members of the Predecessor's senior management on August 14, 2003. The shares vest on the third anniversary of the closing of the merger provided that the grantees are still employed by Reddy Holdings. Compensation expense is being recognized through the amortization of unearned compensation over the three-year life of the grant. In connection with the redemption of the Series A preferred stock in October 2004, the restrictions on all of the restricted preferred stock were lifted and the related unearned compensation was fully recognized.

        At closing of the merger in August 2003, certain members of the Predecessor's senior management group received a financing fee totaling $0.1 million. In connection with the acquisition of Triangle Ice in November 2003, certain members of the Company's senior management group received a transaction fee totaling $26,000.

        In connection with the issuance of the 10 1/2% Discount Notes, the redemption of Reddy Holdings' Series A preferred stock and the payment of a common dividend (see Note 11), certain members of management and certain directors received a special transaction payment totaling $1.2 million.

14.    COMMITMENTS AND CONTINGENCIES

        The Company has an agreement to purchase the bagging component of the Ice Factory from an exclusive manufacturer until a minimum of 3,600 components are purchased; however, the agreement does not require the Company to purchase 3,600 components. Since the inception of this agreement, the Company has purchased approximately 3,070 components. There were no expenditures under this agreement in 2004 and 2003. Expenditures totaled $0.4 million in 2002.

        The Company has leased certain facilities and equipment. Under these and other operating leases, future minimum annual rentals at December 31, 2004 are approximately $9.1 million in 2005, $8.0 million in 2006, $6.0 million in 2007, $4.1 million in 2008, $2.8 million in 2009 and $4.5 million thereafter. Rent expense was $9.4 million and $3.2 million in the year ended December 31, 2004 and the period from May 8, 2003 (Date of Inception) through December 31, 2003, respectively. Rent expense of the Predecessor was $7.5 million from January 1, 2003 through August 14, 2003 and $12.3 million in 2002.

        In June 1999, the Predecessor entered into an exclusive supply agreement with a merchandiser manufacturer (the "Supply Agreement") in which it committed to purchase 4,000 merchandisers and/or Ice Factory merchandisers and a minimum of $1.5 million of replacement parts per twelve-month period commencing June 1, 1999. Effective June 1, 2002, the Supply Agreement was amended to modify certain terms, which included extending the term of the Supply Agreement to May 31, 2012 and reducing the annual merchandiser and replacement parts commitments to 2,000 units and $0.75 million, respectively. The Company was in compliance with the amended Supply Agreement at May 31, 2004 and management believes the Company will be in compliance as of May 31, 2005.

        The Company is involved in various claims, lawsuits and proceedings arising in the ordinary course of business. There are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred. Other than the lawsuit described below, management believes the resolution of such uncertainties and the incurrence of such costs will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

        The Company is a party to a lawsuit in connection with an ammonia release at its Baton Rouge, Louisiana manufacturing facility in June 2001. The case, which is a consolidation of seven lawsuits, is titled Wallace Acey, Jr. et al vs. Reddy Ice Corporation. This lawsuit was filed August 30, 2001 in the 19th Judicial District Court, Parish of East Baton Rouge, Louisiana. The plaintiffs, which have been certified as a class, have alleged injuries primarily consisting of inconvenience, watery eyes and offensive odors. A settlement with the class was approved by the court on January 25, 2005 and is currently in a mandatory appeal period. Unless appealed by the plaintiffs, the settlement will be finalized upon expiration of the appeal period in April 2005. The Company's insurance carrier will pay the majority of the settlement and related legal fees. The Company has recognized $150,000 of costs in its 2004 results related to its obligation under the settlement. Management does not believe that the final resolution of the litigation will have a material impact on its business, financial condition or results of operation in 2005.

15.    SEGMENT INFORMATION

        The Company has two reportable segments: (1) ice products and (2) non-ice products and services. Ice products include the manufacture and distribution of packaged ice products through traditional ice manufacturing and delivery and the Ice Factory, which is a proprietary machine that produces, packages, stores and merchandises ice at the point of sale through an automated, self-contained system. Non-ice products and services include refrigerated warehouses services and the manufacturing and distribution of bottled water.

        The accounting policies of the segments are the same as those described in Note 2. The Company evaluates performance of each segment based on earnings before interest, taxes, depreciation, amortization, gain or loss on disposition of assets, impairment of assets, gain on extinguishment of debt and the cumulative effect of changes in accounting principles ("Segment EBITDA"). Segment assets are not a factor in the evaluation of performance. There were no intersegment sales during any of the periods presented below.

        As discussed in Note 18, the Company has restated its historical statements of operations to reclassify the portion of depreciation expense related to cost of sales from "depreciation and amortization expense" to "depreciation expense related to cost of sales", which is included in the calculation of gross profit. In the presentation of Segment EBITDA below for the period from May 8, 2003 (Date of Inception) to December 31, 2003 (Successor), the period from January 1, 2003 through August 14, 2003 (Predecessor) and the year ended December 31, 2002 (Predecessor), gross profit has been removed and cost of sales (excluding depreciation) has been included in order to calculate Segment EBITDA.

        Segment information for the Company for the year ended December 31, 2004 is as follows:

	Successor
	Ice	Non-Ice	Total
	(in thousands)
Revenues	$268,319	$17,408	$285,727
Cost of sales (excluding depreciation)	162,811	10,255	173,066
Operating expenses	35,040	1,888	36,928
Other income, net	—	—	—

Segment EBITDA	$70,468	$5,265	$75,733

Total assets	$554,947	$33,673	$588,620

        Segment information for the Company for the period from May 8, 2003 (Date of Inception) to December 31, 2003 (as restated, see Note 18) is as follows:

	Successor
	Ice	Non-Ice	Total
	(in thousands)
Revenues	$79,954	$6,965	$86,919
Cost of sales (excluding depreciation)	48,867	3,865	52,732
Operating expenses	12,509	921	13,430
Other income, net	—	—	—

Segment EBITDA	$18,578	$2,179	$20,757

Total assets	$580,331	$34,005	$614,336

        Segment information for the Predecessor for the period from January 1, 2003 to August 14, 2003 and for the year ended December 31, 2002 is as follows:

        For the period January 1 through August 14, 2003 (as restated, see Note 18):

	Predecessor
	Ice	Non-Ice	Total
	(in thousands)
Revenues	$139,618	$11,651	$151,269
Cost of sales (excluding depreciation)	84,384	7,258	91,642
Operating expenses	17,051	1,547	18,598
Other income, net	108	8	116

Segment EBITDA	$38,291	$2,854	$41,145

Total assets	$333,283	$25,703	$358,986

        For the year ended December 31, 2002 (as restated, see Note 18):

	Predecessor
	Ice	Non-Ice	Total
	(in thousands)
Revenues	$216,654	$19,006	$235,660
Cost of sales (excluding depreciation)	131,592	13,260	144,852
Operating expenses	31,127	2,612	33,739
Other income (loss), net	164	(3)	161

Segment EBITDA	$54,099	$3,131	$57,230

Total assets	$321,578	$25,995	$347,573

        A reconciliation of Segment EBITDA to net income (loss) for the year ended December 31, 2004, the period from May 8, 2003 (Date of Inception) to December 31, 2003, the period from January 1, 2003 to August 14, 2003 and the year ended December 31, 2002 is as follows:

	Successor		Predecessor
	Year Ended December 31, 2004	May 8, 2003 (Date of Inception) to December 31, 2003	January 1 to August 14, 2003	Year Ended December 31, 2002

	(in thousands)
Segment EBITDA	$75,733	$20,757	$41,145	$57,230
Depreciation expense related to cost of sales	(17,850)	(5,883)	(10,881)	(18,567)
Depreciation and amortization expense	(5,335)	(1,733)	(3,647)	(6,137)
Gain (loss) on disposition of assets	(398)	—	11	(4,345)
Impairment of assets	—	—	—	(7,363)
Gain on extinguishment of debt	—	—	—	2,494
Interest expense	(25,105)	(10,370)	(21,063)	(34,870)
Income tax expense	(10,494)	(1,053)	—	—
Cumulative effect of change in accounting principle	—	—	—	(73,230)

Net income (loss)	$16,551	$1,718	$5,565	$(84,788)

16.    QUARTERLY INFORMATION (UNAUDITED)

        The following table summarizes the unaudited quarterly information for the year ended December 31, 2004, the period from May 8, 2003 (Date of Inception) to December 31, 2003, the period from January 1, 2003 to August 14, 2003 and the year ended December 31, 2002. In the opinion of management, all adjustments necessary for a fair presentation of the unaudited results for the periods are included.

        As discussed in Note 18, the Company has restated its historical statements of operations to reclassify the portion of depreciation expense related to cost of sales from "depreciation and amortization expense" to "depreciation expense related to cost of sales", which is included in the calculation of gross profit. Therefore, gross profit has been reduced for each of the first three quarters in the year ended December 31, 2004 and for each of the quarterly periods within the period from May 8, 2003 (Date of Inception) to December 31, 2003 (Successor), the period from January 1, 2003 through August 14, 2003 (Predecessor) and the year ended December 31, 2002 (Predecessor) as compared to those amounts as previously reported.

        For the year ended December 31, 2004:

	Successor
	1st	2nd	3rd	4th	Year
	(in thousands)
Revenues	$37,380	$88,529	$106,507	$53,311	$285,727
Gross profit—As previously reported	8,872	38,680	47,817	—	—
Gross profit—As restated	4,372	34,054	43,091	13,294	94,811
Net income (loss) available to common stockholders before cumulative effect of change in accounting principle	(14,789)	12,164	13,233	(4,640)	5,968
Net income (loss) available to common stockholders	(14,789)	12,164	13,233	(4,640)	5,968

        For the period from May 8, 2003 (Date of Inception) through December 31, 2003 (as restated, see Note 18):

	Successor
	1st	2nd	3rd	4th	Year
	(in thousands)
Revenues	$—	$—	$38,641	$48,278	$86,919
Gross profit—As previously reported	—	—	17,118	17,069	34,187
Gross profit—As restated	—	—	15,283	13,021	28,304
Net income (loss) available to common stockholders before cumulative effect of change in accounting principle	—	—	5,358	(8,071)	(2,713)
Net income (loss) available to common stockholders	—	—	5,358	(8,071)	(2,713)

        For the period from January 1, 2003 through August 14, 2003 (as restated, see Note 18):

	Predecessor
	1st	2nd	3rd	4th	Year
	(in thousands)
Revenues	$32,567	$70,749	$47,953	$—	$151,269
Gross profit—As previously reported	6,776	30,229	22,622	—	59,627
Gross profit—As restated	2,463	25,787	20,496	—	48,746
Net income (loss) available to common stockholders before cumulative effect of change in accounting principle	(15,714)	7,455	11,258	—	2,999
Net income (loss) available to common stockholders	(15,714)	7,455	11,258	—	2,999

        For the year ended December 31, 2002 (as restated, see Note 18):

	Predecessor
	1st	2nd	3rd	4th	Year
	(in thousands)
Revenues	$32,780	$73,459	$86,452	$42,969	$235,660
Gross profit—As previously reported	6,627	32,373	38,035	13,773	90,808
Gross profit—As restated	1,726	27,482	33,588	9,445	72,241
Net income (loss) available to common stockholders before cumulative effect of change in accounting principle	(17,191)	8,154	13,353	(19,684)	(15,368)
Net income (loss) available to common stockholders	(90,421)	8,154	13,353	(19,684)	(88,598)

17.    SUBSEQUENT EVENTS

        On February 11, 2005, the Company filed a registration statement on Form S-1 with the SEC for a proposed initial public offering ("IPO") of its common stock. A portion of the shares will be sold by the Company and a portion will be sold by certain of the Company's stockholders. The number of shares to be offered and the price range for the offering have not yet been determined.

        In connection with the IPO, the Company also indicated its intention to secure a new bank credit facility. This new credit facility is currently being negotiated and will be contingent upon the closing of the IPO. In addition to paying fees and expenses, the proceeds of the new bank credit facility, along with proceeds from the IPO, will be used to repay the existing Credit Facility and repurchase the Company's existing 8 7/8% Senior Subordinated Notes. On March 22, 2005, the Company launched a tender offer for its 8 7/8% Senior Subordinated Notes at a price equal to the sum of (i) $381.06 plus (ii) 65% of the fixed spread price. The fixed spread price is equal to the present value of all future cash flows on the 8 7/8% Senior Subordinated Notes to August 1, 2007 (the first date on which the 8 7/8% Senior Subordinated Notes are redeemable in accordance with the terms on the indenture) minus accrued and unpaid interest up to, but not including, the repurchase date of the 8 7/8% Senior Subordinated Notes. The discount rate is calculated as the sum of (i) the yield on the 3.25% U.S. Treasury Note due August 15, 2007 based on the price of such security on April 6, 2005 plus (ii) 75 basis points. The completion of the tender is contingent upon the closing of the IPO.

        On March 17, 2005, certain employees exercised stock options to purchase 1,798 shares of the Company's common stock for an aggregate purchase price of $1.8 million.

18.    RESTATEMENT OF STATEMENTS OF OPERATIONS

        In the process of preparing its consolidated financial statements for the year ended December 31, 2004, and in responding to comments from the Securities and Exchange Commission ("SEC") on the Company's Registration Statement on Form S-1 relating to the Company's contemplated initial public offering of common stock, the Company determined that its presentation of "cost of sales" and "gross profit", as previously reported, was not consistent with accounting principles generally accepted in the United States of America.

        Historically, the Company has not included depreciation expense related to cost of sales as a component of cost of sales and therefore had excluded it from gross profit calculations. The exclusion of such depreciation from the calculation of gross profit is inconsistent with SEC Staff Accounting Bulletin Topic 11:B, "Depreciation and Depletion Excluded from Cost of Sales". Consistent with presentations of other companies in related industries, the Company is adding the caption "depreciation expense related to cost of sales" above "gross profit" in its consolidated statements of operations. In addition, the Company is renaming the caption "cost of sales" to "cost of sales (excluding depreciation)" to clarify that depreciation expense attributable to cost of sales is not included in that caption. The Company has restated the accompanying consolidated statements of operations for the period May 8, 2003 (Date of Inception) to December 31, 2003 (Successor), the period January 1, 2003 through August 14, 2003 (Predecessor) and the year ended December 31, 2002 (Predecessor) to reclassify $5.9 million, $10.9 million and $18.6 million, respectively, from "depreciation and amortization expense" to "depreciation expense related to cost of sales", which will have the effect of reducing gross profit, but which will not have any effect on income from operations or net income (loss). This restatement does not affect the Company's historical consolidated balance sheets or consolidated statements of cash flows.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

REDDY ICE HOLDINGS, INC.
March 31, 2005	/s/ STEVEN J. JANUSEK Steven J. Janusek Chief Financial and Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ WILLIAM P. BRICK William P. Brick	Chairman of the Board and Chief Executive Officer	March 31, 2005
/s/ JIMMY C. WEAVER Jimmy C. Weaver	President, Chief Operating Officer and Director	March 31, 2005
/s/ BETH L. BRONNER Beth L. Bronner	Director	March 31, 2005
/s/ PHILIP M. CARPENTER III Philip M. Carpenter III	Director	March 31, 2005
/s/ ROBERT J. FIORETTI Robert J. Fioretti	Director	March 31, 2005
/s/ ANDREW R. HEYER Andrew R. Heyer	Director	March 31, 2005
/s/ DAVID E. KING David E. King	Director	March 31, 2005
/s/ DOUGLAS R. KORN Douglas R. Korn	Director	March 31, 2005
/s/ TRACY L. NOLL Tracy L. Noll	Director	March 31, 2005
/s/ WILLIAM P. PHOENIX William P. Phoenix	Director	March 31, 2005

QuickLinks

REDDY ICE HOLDINGS, INC. ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004
TABLE OF CONTENTS
PART I
  ITEM 1. Business
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
  ITEM 6. Selected Financial Data
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 8. Financial Statements and Supplementary Data
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  ITEM 9A. Controls and Procedures
  ITEM 9B. Other Information
PART III
  ITEM 10. Directors and Executive Officers of the Registrant
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  ITEM 13. Certain Relationships and Related Transactions
  ITEM 14. Principal Accountant Fees and Services
PART IV
  ITEM 15. Exhibits and Financial Statement Schedules
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REDDY ICE HOLDINGS, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS
REDDY ICE HOLDINGS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS
REDDY ICE HOLDINGS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
REDDY ICE HOLDINGS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
REDDY ICE HOLDINGS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES