Form 10-Q
period 2005-03-31
REDDY ICE HOLDINGS INC
filed 2005-05-16
CIK 1268984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares of registrant’s common stock outstanding as of May 13, 2005 was 100,974.

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

FOR THE PERIOD ENDED MARCH 31, 2005

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2005 and December 31, 2004

Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2005 and 2004 (restated)

Condensed Consolidated Statement of Stockholders’ Equity (unaudited) for the three months ended March 31, 2005

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2005 and 2004

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

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

INDEX TO EXHIBITS

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)

	March 31,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,816	$4,478
Accounts receivable, net	19,239	21,861
Inventories	11,200	9,435
Prepaid expenses	2,588	2,651
Assets held for sale	447	790
Deferred tax assets	2,174	2,174
Total current assets	38,464	41,389
PROPERTY AND EQUIPMENT, net	234,318	233,661
GOODWILL	220,451	220,451
OTHER INTANGIBLE ASSETS, net	91,303	93,109
OTHER ASSETS	10	10
TOTAL	$584,546	$588,620

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term obligations	$1,867	$1,869
Notes payable	204	355
Revolving credit facility	22,700	5,450
Accounts payable	10,845	15,509
Accrued expenses	12,119	15,998
Total current liabilities	47,735	39,181
LONG-TERM OBLIGATIONS	431,563	429,392
DEFERRED TAX LIABILITIES, net	29,812	37,114
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 300,000 shares authorized; 100,974 and 99,175 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	1	1
Additional paid-in capital	92,875	90,213
Unearned compensation	(114)	(135)
Accumulated deficit	(17,326)	(7,146)
Total stockholders’ equity	75,436	82,933
TOTAL	$584,546	$588,620

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2005	2004
		(as restated,
		see Note 11)

Revenues	$39,244	$37,380
Cost of sales (excluding depreciation)	31,679	28,508
Depreciation expense related to cost of sales	4,741	4,500
Gross profit	2,824	4,372
Operating expenses	8,834	8,318
Depreciation and amortization expense	1,415	1,062
Loss on dispositions of assets	149	—
Loss from operations	(7,574)	(5,008)
Interest expense	9,308	6,677
Loss before income taxes	(16,882)	(11,685)
Income tax benefit	6,702	—
Net loss	(10,180)	(11,685)
Preferred dividends	—	3,104
Net loss available to common stockholders	$(10,180)	$(14,789)

Basic and diluted net loss per share:
Net loss available to common stockholders	$(102.83)	$(149.38)
Weighted average common shares outstanding	99	99

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Common Stock
	Number		Additional
	of	Par	Paid-In	Unearned	Accumulated
	Shares	Value	Capital	Compensation	Deficit	Total
Balance at January 1, 2005	99	$1	$90,213	$(135)	$(7,146)	$82,933
Amortization of unearned compensation	—	—	—	21	—	21
Compensation expense related to
stock options	—	—	263	—	—	263
Exercise of stock options	2	—	1,799	—	—	1,799
Tax benefit of stock option exercises	—	—	600	—	—	600
Net loss	—	—	—	—	(10,180)	(10,180)
Balance at March 31, 2005	101	$1	$92,875	$(114)	$(17,326)	$75,436

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,180)	$(11,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	6,156	5,562
Amortization of debt issue costs and debt discount	3,373	592
Loss on dispositions of assets	149	—
Stock-based compensation expense	284	42
Deferred taxes	(7,302)	—
Tax benefit of stock option exercises	600	—
Change in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, inventory and prepaid expenses	1,008	(338)
Accounts payable, accrued expenses and other	(8,750)	(6,874)
Net cash used in operating activities	(14,662)	(12,701)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(5,729)	(3,122)
Proceeds from dispositions of property and equipment	388	298
Cost of acquisitions	—	(1,052)
Net cash used in investing activities	(5,341)	(3,876)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of employee stock options	1,799	—
Deferred debt costs	—	(485)
Borrowings under the credit facility, net	17,250	8,650
Repayment of long-term obligations	(708)	(468)
Net cash provided by financing activities	18,341	7,697

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,662)	(8,880)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,478	12,801
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,816	$3,921

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$9,332	$9,773
Borrowings under the credit facility	$28,100	$11,750
Repayments on the credit facility	$(10,850)	$(3,100)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of notes payable	$88	$—
Change in fair value of derivative liability	$—	$(606)

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

1.  General

The condensed consolidated financial statements of Reddy Ice Holdings, Inc. and its wholly owned subsidiary (the “Company”) included herein are unaudited, however the balance sheet as of December 31, 2004 has been derived from the audited financial statements for that date.  These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  As applicable under the SEC’s regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  All significant intercompany balances and transactions have been eliminated upon consolidation, and all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal and recurring nature.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and are not necessarily indicative of results for the full year.  The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Reddy Ice Holdings, Inc., a Delaware corporation (“Reddy Holdings”), and its wholly owned subsidiary, Cube Acquisition Corp. (“Cube”), a Texas corporation, were formed on behalf of Trimaran Fund Management LLC (“Trimaran”) and Bear Stearns Merchant Banking (“Bear Stearns”) on May 8, 2003 for the purpose of acquiring Packaged Ice, Inc. (“Packaged Ice”) and effecting certain capital transactions in connection with such acquisition.  On August 15, 2003, Cube merged with and into Packaged Ice, with Packaged Ice being the surviving corporation.  As a result of the merger, Packaged Ice was delisted from the American Stock Exchange.  Reddy Holdings and Cube conducted no operations during the period from May 8, 2003 through August 14, 2003.  In connection with the merger, Packaged Ice was renamed Reddy Ice Group, Inc. (“Reddy Group”).  Reddy Holdings and its wholly owned subsidiary Reddy Group are referred to collectively herein as the “Company”.

The Company manufactures and distributes packaged ice products and bottled water and owns and operates refrigerated warehouses.  The Company is the largest manufacturer of packaged ice products in the United States.  The Company serves approximately 82,000 customer locations in 31 states and the District of Columbia.

2.  Acquisitions

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

The results of operations of the 2004 acquisitions are included in the Company’s consolidated results of operations from the date of each acquisition, which ranged from March 1, 2004 to November 1, 2004.  The following unaudited pro forma information presents the Company’s consolidated results of operations for the three months ended March 31, 2004 as if the 2004 acquisitions had all occurred on January 1, 2004:

Pro forma revenues	$38,527
Pro forma net loss available to common stockholders (1)	(15,083)

(1)          Excludes the recognition of any income tax benefit as no such benefit was recognized in the Company’s historical results for the three months ended March 31, 2004 (see Note 8).

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

	March 31,	December 31,
	2005	2004
	(in thousands)

Raw materials and supplies	$8,495	$7,584
Finished goods	2,705	1,851
Total	$11,200	$9,435

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, ‘‘Inventory Costs—an amendment of ARB No. 43, Chapter 4’’.  SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs.  The statement requires such costs to be treated as a current period expense. This statement is effective for fiscal years beginning after July 15, 2005.  The Company is currently evaluating the effect this standard could have on its results of operations and financial position.

4.  Accrued Expenses

	March 31,	December 31,
	2005	2004
	(in thousands)

Accrued compensation and employee benefits	$5,557	$6,411
Accrued interest	2,340	5,740
Accrued property, sales and other taxes	1,272	806
Accrued utilities	857	1,191
Other	2,093	1,850
Total	$12,119	$15,998

5.  Revolving Credit Facility and Long-Term Obligations

On July 17, 2003, Cube issued $152.0 million of 8 7/8% Senior Subordinated Notes due August 1, 2011 (the “Senior Subordinated Notes”)  in a private placement offering.  The Senior Subordinated Notes were subsequently registered with the SEC.  The Senior Subordinated Notes were sold at 99.297% of the stated principal amount, which resulted in gross proceeds of $150.9 million.  Interest on the Senior Subordinated Notes is payable semiannually on February 1 and August 1, with such payments having commenced on

February 1, 2004.  The Senior Subordinated Notes are unsecured senior subordinated obligations of Reddy Group and are:

•                  subordinated in right of payment to all of Reddy Group’s existing and future senior indebtedness;

•                  equal in right of payment with any of Reddy Group’s existing and future senior subordinated indebtedness; and

•                  senior in right of payment to any other of Reddy Group’s future subordinated indebtedness, if any.

The Senior Subordinated Notes include customary covenants that restrict, among other things, the ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets, or enter into various transactions with affiliates.  Prior to August 1, 2006, Reddy Group may redeem up to 35% of the principal amount of the Senior Subordinated Notes at a redemption price of 108.875% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, with funds raised in specified equity offerings.  On or after August 1, 2007, Reddy Group may redeem all or a portion of the Senior Subordinated Notes at a pre-determined redemption price plus any accrued interest.  The redemption price, as a percentage of the outstanding principal amount, is 104.438% in 2007, 102.219% in 2008 and 100.000% in 2009 and subsequent years.  If Reddy Group experiences a change of control and does not elect to redeem the outstanding Senior Subordinated Notes as previously described, Reddy Group will be required to make an offer to repurchase the Senior Subordinated Notes at a price equal to 101% of the outstanding principal amount plus accrued interest.

The Senior Subordinated Notes are guaranteed, fully, jointly and severally, and unconditionally, on a senior subordinated basis by Reddy Holdings and all of Reddy Group’s subsidiaries (the “Subsidiary Guarantors”).  There are currently no restrictions on the ability of the Subsidiary Guarantors to transfer funds to Reddy Group in the form of cash dividends, loans or advances.  Condensed consolidating financial statements for Reddy Holdings and its wholly-owned subsidiary are not presented as Reddy Holdings has no significant independent assets or operations.  Condensed consolidating financial statements for Reddy Group and its subsidiaries, all of which are wholly owned, are not presented as Reddy Group has no significant independent assets or operations.  Reddy Group has no subsidiaries that do not guarantee the Senior Subordinated Notes.

On October 27, 2004, Reddy Holdings issued $151.0 million in aggregate principal amount at maturity of 10 1/2% Senior Discount Notes due 2012 (the “Discount Notes”) in a private placement offering.  The Discount Notes were sold at 66.333% of the stated principal amount, which resulted in gross proceeds of $100.2 million.  Each Discount Note has an initial accreted value of $663.33 per $1,000 principal amount at maturity.  The accreted value of each Discount Note will increase from the date of issuance until November 1, 2008 at a rate of 10 1/2% per annum such that the accreted value will equal the stated principal amount at maturity on November 1, 2008.  Thereafter, cash interest will accrue and be payable semi-annually at a rate of 10 1/2% per annum.

The Discount Notes are unsecured obligations of Reddy Holdings and are:

•                  not guaranteed by any of Reddy Holdings’ subsidiaries;

•                  senior in right of payment to all of Reddy Holdings’ future subordinated indebtedness;

•                  equal in right of payment with any of Reddy Holdings’ existing and future unsecured senior indebtedness;

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

The Discount Notes are subject to registration with the SEC pursuant to the Registration Rights Agreement (the “Rights Agreement”) entered into at the time of issuance.  Pursuant to the Rights Agreement, Reddy Holdings must, within 150 days after the issuance date, file a registration statement with the SEC to exchange the Discount Notes for new notes of Reddy Holdings having terms substantially identical in all material respects to the Discount Notes.  The 150th day following the issuance of the Discount Notes was March 26, 2005.  The Company did not file the required registration statement until April 6, 2005 and, as a result, incurred additional interest expense from March 26, 2005 to April 6, 2005 at an annual rate of 0.50%.  Reddy Holdings must also use its commercially reasonable efforts to cause the registration statement to be declared effective within 240 days after the issuance date.

On August 15, 2003, Reddy Group entered into a $170 million senior secured credit facility, with the lenders being a syndicate of banks, financial institutions and other entities, including Credit Suisse First Boston as Administrative Agent, Canadian Imperial Bank of Commerce and Bear Stearns Corporate Lending, Inc. (the “Credit Facility”).  The Credit Facility provides for a six-year term loan in the amount of $135 million (the “Original Term Loan”) and a five-year revolving credit facility (the “Revolving Credit Facility”) in the amount of $35 million.  On November 6, 2003, the Credit Facility was amended to provide a Supplemental Term Loan (together with the Original Term Loan, referred to as the “Term Loans”) in the amount of $45 million.  The Supplemental Term Loan has substantially the same terms as the Original Term Loan.

At March 31, 2005, the Company had $6.5 million of availability under the Revolving Credit Facility, which was net of outstanding standby letters of credit of $5.8 million.  In addition, the Company had $2.9 million of available cash on hand. The standby letters of credit are used primarily to secure certain insurance obligations.

Principal balances outstanding under the Credit Facility bear interest per annum, at Reddy Group’s option, at the sum of the base rate plus the applicable margin or LIBOR plus the applicable margin.  The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%.  The applicable margin is different for revolving and term loans and varies depending on Reddy Group’s leverage ratio.  On February 20, 2004, the Credit Facility was amended to reduce the applicable margin on term loans by 0.5%.  At March 31, 2005, the weighted average interest rate of borrowings outstanding under the Credit Facility was 5.6%.  Interest on base rate loans is payable on the last day of each quarter.  Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days.  Reddy Group pays a quarterly fee on the average availability under the Revolving Credit Facility based on an annual rate of 0.5%.

The Credit Facility requires that, beginning in 2004, Reddy Group will repay all borrowings under the Revolving Credit Facility and maintain a zero outstanding balance for a period of 30 consecutive calendar days during each year.  The Term Loans amortize in quarterly installments over a five-year period in an annual aggregate amount equal to 1% of the original balance, with any remaining unpaid balance to be repaid in the sixth year in equal, quarterly installments.  Subject to certain conditions, mandatory repayments of the Revolving Credit Facility and Term Loans are required to be made with portions of the proceeds from (1) asset sales, (2) the issuance of debt securities (3) an initial public offering of stock of Reddy Holdings,  and (4) insurance and condemnation awards.  In the event of a change in control, as defined in the Credit Facility, all amounts outstanding will become due and payable immediately.  Furthermore, within 100 days after close of the each fiscal year (beginning with the close of the 2004 fiscal year), a mandatory prepayment of the Term Loans is required in an amount equal to a certain percentage of Reddy Group’s annual excess cash flow, as defined in the Credit Facility.  The percentage is based on Reddy Group’s leverage ratio at the end of such fiscal year and ranges from 25% to 75%.  In connection with the offering of the Discount Notes discussed above, Reddy Group amended the Credit Facility on October 27, 2004 to permit certain related transactions (see Note 6).  In addition to allowing those related transactions, the amendment modified the calculation of Reddy Group’s excess cash flow for 2004 such that a mandatory prepayment based on Reddy Group’s 2004 results was not required.

The Credit Facility contains financial covenants which include limitations on capital expenditures and the maintenance of certain financial ratios, as defined in the Credit Facility, and is collateralized by substantially all of Reddy Group’s assets and the capital stock of all of its significant subsidiaries.  At March 31, 2005, Reddy Group was in compliance with these covenants.

In connection with the proposed initial public offering (“IPO”) of its common stock (see Note 6), the Company also indicated its intention to enter into a new bank credit facility.  This new credit facility is currently being negotiated and will be contingent upon the closing of the IPO.  In addition to paying fees and expenses, the proceeds of the new bank credit facility, along with proceeds from the IPO, will be used to repay the existing Credit Facility and repurchase the Company’s existing Senior Subordinated Notes.

On March 22, 2005, Reddy Group commenced a cash tender offer for any and all of its outstanding  Senior Subordinated Notes.  In connection with the tender offer, Reddy Group also solicited consents to amend the indenture governing the Senior Subordinated Notes to, among other things, eliminate substantially all of the restrictive covenants and certain events of default.  The offer is subject to the satisfaction of certain conditions, including there being validly tendered and not validly withdrawn at least a majority of the aggregate principal amount of  the Senior Subordinated Notes outstanding and Reddy Group having available funds sufficient to pay the aggregate total consideration to the holders of tendered notes from the anticipated proceeds of the borrowings under Reddy Group’s new credit facilities and from the proposed initial public offering of Reddy Holdings’ common stock.

At March 31, 2005 and December 31, 2004, long-term obligations consisted of the following:

	March 31,	December 31,
	2005	2004
	(in thousands)

8 7/8% Senior Subordinated Notes	$152,000	$152,000
Less: Unamortized debt discount on 8 7/8% Senior Subordinated Notes	(846)	(879)
10 1/2% Senior Discount Notes	151,000	151,000
Less: Unamortized debt discount on 10 1/2% Senior Discount Notes	(46,352)	(48,957)
Credit facility – term loans	177,300	177,750
Other	328	347
Total long-term obligations	433,430	431,261
Less: Current maturities	1,867	1,869
Long-term obligations, net	$431,563	$429,392

6.  Capital Stock

Common Stock.  Reddy Holdings is authorized to issue up to 300,000 shares of common stock, par value $0.01 per share.  Holders of Reddy Holdings’ common stock are entitled to one vote per share on all matters to be voted on by stockholders and are entitled to receive dividends, if any, as may be declared from time to time by the Board of Directors of Reddy Holdings.  Upon any liquidation or dissolution of Reddy Holdings, the holders of common stock are entitled, subject to any preferential rights of the holders of preferred stock, to receive a pro rata share of all of the assets remaining available for distribution to stockholders after payment of all liabilities.

On February 11, 2005, Reddy Holdings filed a registration statement on Form S-1 with the SEC for a proposed initial public offering of its common stock.  A portion of the shares will be sold by Reddy Holdings and a portion will be sold by certain of Reddy Holdings’ stockholders.  The number of shares to be offered and the price range for the offering have not yet been determined.  Amendment No. 1 to the registration statement was filed on April 6, 2005.

On March 17, 2005, certain employees exercised stock options granted under the Reddy Ice Holdings, Inc. 2003 Stock Option Plan (the “Stock Option Plan”) to purchase 1,799 shares of Reddy Holdings’ common stock for an aggregate purchase price of approximately $1.8 million.  As of March 31, 2005, 10,070 shares of common stock were reserved for issuance under the Stock Option Plan.

Preferred Stock.  Reddy Holdings is authorized to issue up to 200,000 shares of $0.01 par value preferred stock.  During 2003 and 2004, Reddy Holdings issued a total of 99,075 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”).  The terms of the Series A Preferred Stock were set forth in a certificate of designation (the “Series A Preferred Stock Designation”).  The liquidation preference per share of the Series A Preferred Stock was equal to the sum of (a) $1,000 plus (b) the amount of all accumulated but unpaid dividends on such shares.  The holders of the outstanding shares of Series A Preferred Stock immediately preceding the dividend payment date were entitled to receive dividends, as declared by the Board of Directors, at a rate per annum equal to 12% of the liquidation amount per share.  All dividends were cumulative, whether or not earned or declared, accruing on a daily basis from the issue date and were payable in cash quarterly in arrears on each dividend payment date commencing on November 15, 2003.  If Reddy Holdings did not pay the cash dividends on a quarterly basis, all unpaid dividends were to be added to the liquidation amount in respect of such shares on each dividend payment date.  Reddy Holdings had the ability to redeem the Series A Preferred Stock at its option in whole at any time or in part from time to time, subject to restrictions as defined in the Series A Preferred Stock Designation.  Series A Preferred Stock holders were not entitled or permitted to vote on any matter upon which the holders of common stock are required or permitted to vote upon.

On October 27, 2004, Reddy Holdings issued $151 million of its 10 1/2% Senior Discount Notes (see Note 5).  Reddy Holdings used the net proceeds of the note offering, together with an approximately $28.4 million dividend from Reddy Group, to redeem all of Reddy Holdings’ outstanding Series A Preferred Stock (99,175 shares) for an aggregate liquidation amount of $114.2 million and to pay a dividend of $10.4 million on its common stock.  In connection with these events, Reddy Group made a special transaction payment of approximately $1.2 million in the aggregate to certain members of management and certain directors.

7.  Stock-Based Compensation

At March 31, 2005, the Company had one stock-based employee compensation plan, the Reddy Ice Holdings, Inc. 2003 Stock Option Plan (the “Stock Option Plan”), under which stock options are granted from time to time.  Effective January 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”.  Under the provisions of SFAS No. 148, the Company selected the modified prospective method of adoption and therefore began recognizing stock-based employee compensation cost related to the Stock Option Plan beginning January 1, 2005, as if the fair value based accounting method had been used to account for all employee awards granted, modified, or settled since the inception of the Stock Option Plan on August 15, 2003. The Company has also recorded stock-based compensation expense related to the issuance of restricted common and preferred stock since the date of grant of August 15, 2003.

 Through December 31, 2004, the Company accounted for the Stock Option Plan under the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost is reflected in net loss available to common stockholders for the three months ended March 31, 2004.  The following table illustrates the effect on the net income available to common stockholders for the three months ended March 31, 2004 as if the Company had applied the fair value recognition provisions of stock-based compensation as described in SFAS No. 123, as amended by SFAS 148.

Three Months
Ended
March 31,
2004
(in thousands except per share amounts)

Net loss available to common stockholders, as reported	$(14,789)
Add: Employee stock-based compensation expense included in reported net loss available to common stockholders, net of tax	42
Less: Total stock-based compensation expense determined under fair value based methods for all awards, net of tax	(94)
Pro forma net loss available to common stockholders	$(14,841)

Basic and diluted net loss per share:
As reported	$(149.38)
Pro forma	(149.91)

In December 2004, the FASB issued SFAS No. 123(R), ‘‘Share-Based Payment’’, which establishes  accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services.  SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non-employees.

SFAS No. 123(R) eliminates the intrinsic value measurement objective in APB Opinion 25 and generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant.  The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists.  Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period.  The standard also requires the Company to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.

The Company is required to apply SFAS No. 123(R) to all awards granted, modified or settled on or after the first day of the next fiscal year beginning after June 15, 2005. SFAS No. 123(R) are also requires the use of either the ‘‘modified prospective method’’ or the ‘‘modified retrospective method.’’  Under the modified prospective method, compensation cost is recognized for all awards granted after adoption of the standard and for the unvested portion of previously granted awards that are outstanding on that date.  Under the modified retrospective method, previously issued financial statements must be restated to recognize the expense amounts previously calculated and reported on a pro forma basis, as if the prior standard had been adopted.  Under both methods, either the straight line or an accelerated method may be used to amortize the compensation cost associated with awards with graded vesting.  The standard permits and encourages early adoption.

The Company plans to adopt SFAS No. 123(R) on January 1, 2006 using the modified prospective method.  Management does not believe that the adoption of this standard will have a material effect on the Company’s results of operations or financial position.

8.  Income Taxes

The Company’s effective tax rate differs from the federal statutory income tax rate of 35% due to state income taxes and the effect of permanent differences, primarily the non-deductible portion of the interest expense recognized on the 10 1/2% Senior Discount Notes.  The Company did not report any income tax benefit for the three months ended March 31, 2004 due to uncertainty regarding the Company’s ability to utilize such a benefit in the future.

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

The Company was a party to a lawsuit in connection with an ammonia release at its Baton Rouge, Louisiana manufacturing facility in June 2001.  The case, which was a consolidation of seven lawsuits, was titled Wallace Acey, Jr., et al vs. Reddy Ice Corporation.  This lawsuit was filed August 30, 2001 in the 19th Judicial District Court, Parish of East Baton Rouge, Louisiana.  The plaintiffs, which were certified as a settlement class, alleged injuries primarily consisting of inconvenience, watery eyes and offensive odors.  The fairness of the settlement was approved by the court on January 25, 2005.  Unless the fairness of the settlement is appealed by any member of the settlement class prior to the expiration of the appeal period, management believes the settlement will be finalized during the second quarter of 2005.  The Company’s insurance carrier will pay the majority of the settlement and related legal fees.  The Company recognized $150,000 of expense in its 2004 results related to its obligation under the settlement.  Management does not believe that the final resolution of this litigation will have a material impact on the Company’s business, financial condition or results of operations.

10.  Segment Information

The Company has two reportable segments: (1) ice products and (2) non-ice products and services.  Ice products include the manufacture and distribution of packaged ice products through traditional ice manufacturing and delivery and The Ice Factory®, which is a proprietary machine that produces, packages, stores and merchandises ice at the point of sale through an automated, self-contained system.  Non-ice products and services include refrigerated warehouses and the manufacturing and distribution of bottled water.

The Company evaluates performance of each segment based on earnings before interest, taxes, depreciation, amortization, gain or loss on disposition of assets, impairment of assets, gain on extinguishment of debt and the cumulative effect of changes in accounting principles (“Segment EBITDA”).  Segment assets are not a factor in the evaluation of performance.  There were no intersegment sales during the three months ended March 31, 2005 and 2004.

Segment information for the three months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended			Three Months Ended
	March 31, 2005			March 31, 2004
	Ice	Non-Ice	Total	Ice	Non-Ice	Total
				(as restated, see Note 11)
	(in thousands)

Revenues	$35,989	$3,255	$39,244	$33,581	$3,799	$37,380
Cost of sales (excluding depreciation)	29,464	2,215	31,679	26,250	2,258	28,508
Operating expenses	8,317	517	8,834	7,840	478	8,318
Segment EBITDA	$(1,792)	$523	$(1,269)	$(509)	$1,063	$554
Total assets	$551,559	$32,987	$584,546	$570,503	$33,579	$604,082

The reconciliation of Segment EBITDA to net loss for the three months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended
	March 31,
	2005	2004
	(in thousands)

Segment EBITDA	$(1,269)	$554
Depreciation expense related to cost of sales	(4,741)	(4,500)
Depreciation and amortization expense	(1,415)	(1,062)
Loss on dispositions of assets	(149)	—
Interest expense	(9,308)	(6,677)
Income tax benefit	6,702	—
Net loss	$(10,180)	$(11,685)

11.  Restatement of Condensed Consolidated Statement of Operations

 In the process of preparing its consolidated financial statements for the year ended December 31, 2004, and in responding to comments from the SEC on the Company’s Registration Statement on Form S-1 relating to the Company’s contemplated initial public offering of common stock (see Note 6), the Company determined that its presentation of ‘‘cost of sales’’ and ‘‘gross profit’’, as previously reported, was not consistent with accounting principles generally accepted in the United States of America.

Historically, the Company did not include depreciation expense related to cost of sales as a component of cost of sales and therefore had excluded it from gross profit calculations.  Consistent with presentations of other companies in related industries, the Company added the caption ‘‘depreciation expense related to cost of sales’’ above ‘‘gross profit’’ in its consolidated statements of operations.  In addition, the Company renamed the caption ‘‘cost of sales’’ to ‘‘cost of sales (excluding depreciation)’’ to clarify that depreciation expense attributable to cost of sales is not included in that caption.  The Company has restated the accompanying consolidated statement of operations for the three months ended March 31, 2004 to reclassify $4.5 million from ‘‘depreciation and amortization expense’’ to ‘‘depreciation expense related to cost of sales’’, which had the effect of reducing gross profit, but did not have any effect on income from operations or net loss.  This restatement did not affect the Company’s historical consolidated balance sheets or consolidated statements of cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other information included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2004, previously filed with the Securities & Exchange Commission (“SEC”).  As used in this section, “Reddy Group” refers to Reddy Ice Group, Inc., formerly known as Packaged Ice, Inc., and not its subsidiaries, and “Reddy Holdings” refers to Reddy Ice Holdings, Inc. and not its subsidiaries.

Uncertainty of Forward Looking Statements and Information

Other than statements of historical facts, statements made in this Form 10-Q, statements made by us in periodic press releases or oral statements made by our management to analysts and stockholders and statements made in the course of presentations about our company constitute “forward-looking statements”  within the meaning of such terms under the Private Securities Litigation Reform Act of 1995.  We believe the expectations reflected in such forward-looking statements are accurate.  However, we cannot assure you that such expectations will occur.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements.  Factors you should consider that could cause these differences are:

•                  general economic trends and seasonality;

•                  weather conditions;

•                  our substantial leverage and ability to service our debt;

•                  the restrictive covenants under our indebtedness;

•                  availability of capital sources;

•                  fluctuations in operating costs, including the prices of electricity, fuel, polyethylene and other required expenses;

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

•                  legislative or regulatory requirements; and

•                  all the other factors described herein under “Risks Relating to our Indebtedness” and  “Risks Relating to our Business”.

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

General

Our Business.  We are the largest manufacturer and distributor of packaged ice in the United States and currently serve approximately 82,000 customer locations in 31 states and the District of Columbia.  We operate in two business segments - ice products and non-ice products and operations.  Ice products accounted for approximately 92% of our revenues in the three months ended March 31, 2005 and 90% of revenues in the three months ended March 31, 2004.  Our ice products business consists of:

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

Seasonality.  Our results of operations are highly seasonal, characterized by peak demand during the warmer months of May through September, with an extended peak selling season in the southern United States. Revenues within specific markets can also be affected by weather conditions, with cool or rainy weather negatively impacting demand and extremely hot weather increasing our costs as we respond to excess customer demand for our products.  Approximately 68%, 66% and 68% of our revenues occurred during the second and third calendar quarters in 2004, 2003 and 2002, respectively.  The proportion of revenues in the second and third calendar quarters of 2003 was lower than in 2004 and 2002 primarily due to the timing of our 2003 acquisitions, which all occurred in the fourth quarter of 2003.  As a result of seasonal revenue declines and a less than proportional decline in expenses during the first and fourth quarters, we typically experience lower profit margins resulting in losses during these periods.  In addition, because a significant portion of our annual sales are generated during the second and third calendar quarters, our annual results of operations may fluctuate significantly if the weather during these periods is cool or rainy.

Predecessor and Successor.  On August 15, 2003, Packaged Ice, Inc. merged with Cube Acquisition Corp., a wholly owned subsidiary of Reddy Ice Holdings, Inc.  Packaged Ice was the surviving corporation and became a wholly owned subsidiary of Reddy Holdings, which was established on May 8, 2003.  In connection with the merger, Packaged Ice was renamed Reddy Ice Group, Inc.  Reddy Holdings and Reddy Group are collectively referred to as the ‘‘Successor’’.  Packaged Ice prior to the merger is referred to as the ‘‘Predecessor’’.  Reddy Holdings and Cube Acquisition conducted no operations from May 8, 2003 through August 14, 2003.

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

Depreciation Related to Cost of Sales and Depreciation and Amortization Expense.  Depreciation and amortization are divided into two line items - depreciation expense related to cost of sales and depreciation and amortization expense.  Depreciation expense related to cost of sales consists of depreciation expense for our production and distribution equipment.  Depreciation and amortization expense consists of depreciation and amortization expense for our selling, general and administrative functions.

Operating Expenses.  Our operating expenses are costs associated with selling, general and administrative functions.  These costs include executive officers’ compensation, office and administrative salaries, insurance, legal and other professional services and costs associated with leasing office space.  Labor costs, including associated payroll taxes and benefit costs but excluding non-cash stock-based compensation expense, included in operating expenses represented approximately 12% and 14% of sales in the three months ended March 31, 2005 and 2004, respectively.

Facilities.   At March 31, 2005, we owned or operated 59 ice manufacturing facilities, 55 distribution centers, approximately 79,000 merchandisers (cold storage units installed at customer locations), approximately 3,000 Ice Factories, six refrigerated warehouses and one bottled water plant.  We had an combined, rated manufacturing capacity of over 16,000 tons per day.

Restatement of Statement of Operations.  In the process of preparing our consolidated financial statements for the year ended December 31, 2004, and in responding to comments from the SEC on our Registration Statement on Form S-1 relating to our contemplated initial public offering of common stock, we determined that our presentation of ‘‘cost of sales’’ and ‘‘gross profit’’, as previously reported, was not consistent with accounting principles generally accepted in the United States of America.

Historically, we have not included depreciation expense related to cost of sales as a component of cost of sales and therefore had excluded it from gross profit calculations.  Consistent with presentations of other companies in related industries, we added the caption ‘‘depreciation expense related to cost of sales’’ above ‘‘gross profit’’ in our consolidated statements of operations.  In addition, we renamed the caption ‘‘cost of sales’’ to ‘‘cost of sales (excluding depreciation)’’ to clarify that depreciation expense attributable to cost of sales is not included in that caption.  We have restated the accompanying consolidated statement of operations for the three months ended March 31, 2004 to reclassify $4.5 million from ‘‘depreciation and amortization expense’’ to ‘‘depreciation expense related to cost of sales’’, which had the effect of reducing gross profit, but did not have any effect on income from operations or net loss.  This restatement did not affect our historical consolidated balance sheets or consolidated statements of cash flows.

Management’s discussion and analysis of financial condition and results of operations which follows gives effect to the restatement.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

	Three Months Ended
	March 31,		Change from Last Year
	2005	2004	Dollars	%
		(as restated)
	(in thousands)

Consolidated Results
Revenues	$39,244	$37,380	$1,864	5.0
Cost of sales (excluding depreciation)	31,679	28,508	3,171	11.1
Depreciation expense related to cost of sales	4,741	4,500	241	5.4
Gross profit	2,824	4,372	(1,548)	(35.4)
Operating expenses	8,834	8,318	516	6.2
Depreciation and amortization expense	1,415	1,062	353	33.2
Loss on dispositions of assets	149	—	149	—
Loss from operations	(7,574)	(5,008)	(2,566)	(51.2)
Interest expense	9,308	6,677	2,631	39.4
Loss before income taxes	(16,882)	(11,685)	(5,197)	(44.5)
Income tax benefit	6,702	—	6,702	—
Net loss	$(10,180)	$(11,685)	$1,505	12.9

Ice Operations:
Revenues	$35,989	$33,581	$2,408	7.2
Cost of sales (excluding depreciation)	29,464	26,250	3,214	12.2
Depreciation expense related to cost of sales	4,466	4,232	234	5.5
Gross profit	2,059	3,099	(1,040)	(33.6)
Operating expenses	8,317	7,840	477	6.1

Non-Ice Operations:
Revenues	$3,255	$3,799	$(544)	(14.3)
Cost of sales (excluding depreciation)	2,215	2,258	(43)	(1.9)
Depreciation expense related to cost of sales	275	268	7	2.6
Gross profit	765	1,273	(508)	(39.9)
Operating expenses	517	478	39	8.2

Revenues:  Revenues increased $1.9 million from the three months ended March 31, 2004 to the three months ended March 31, 2005.  This increase is primarily due to the effects of the acquisitions of 11 ice companies made from March 1, 2004 to November 1, 2004 (approximately $1.0 million), higher average pricing (approximately $1.1 million) and changes in terms under which we do business with the majority of our distributors (approximately $1.0 million).  The modifications to our distributor business occurred mostly in the second quarter of 2004 and resulted in a corresponding increase in cost of sales (excluding depreciation).  Offsetting these increases in revenues was a $0.7 million decrease in ice revenue attributable to a decrease in volume sales in our core markets related to cooler and wetter weather conditions and a $0.5 million decrease in non-ice revenue, primarily due to volume decreases in our cold storage business.

Cost of Sales (Excluding Depreciation):  Cost of sales (excluding depreciation) increased $3.2 million from the three months ended March 31, 2004 to the three months ended March 31, 2005.  This increase in cost of sales (excluding depreciation) is primarily due to an additional $1.0 million of costs in the three months ended March 31, 2005 associated with the ice operations acquired during 2004, a $0.8 million increase in insurance costs, primarily health insurance, a $1.0 million increase in distribution costs related to changes in terms under which we do business with the majority of our distributors and a $0.4 million net increase in other costs, primarily increases in fuel and bag costs related to market increases in energy prices, which were partially offset by reductions in labor costs. The company has put initiatives in place related to health insurance and other insurance lines, which will make up a portion if not all of the first quarter insurance impact as compared with last year’s first quarter.

Labor costs, including associated payroll taxes and benefit costs (including health insurance), accounted for approximately 36% and 35% of sales in the three months ended March 31, 2005 and 2004, respectively.  Cost of plastic bags represented approximately 6% of sales in the three months ended March 31, 2005 and 2004.  Fuel expenses represented approximately 3% of sales in the three months ended March 31, 2005 and 2004.  Expenses for independent third party distribution services represented approximately 6% of sales in the three months ended March 31, 2005, as compared to 4% of sales in the same period in 2004.  Electricity expense represented approximately 7% of sales in the three months ended March 31, 2005 and 2004.

 Depreciation Expense Related to Cost of Sales:   Depreciation expense related to cost of sales increased $0.2 million from the three months ended March 31, 2004 to the three months ended March 31, 2005 as a result of additional depreciation expense associated with production and distribution equipment placed in service during 2004 and early 2005 and the ice operations acquired in 2004, partially offset by the effect of asset dispositions.

Operating Expenses:  Operating expenses increased $0.5 million from the three months ended March 31, 2004 to the three months ended March 31, 2005.  This increase is primarily due to the effects of the ice operations acquired in 2004 and increases in bad debt expense, insurance costs and non-cash stock-based compensation expense, partially offset by reductions in professional services and labor costs.

Depreciation and Amortization:  Depreciation and amortization increased $0.4 million from the three months ended March 31, 2004 to the three months ended March 31, 2005.  This increase is primarily due to additional amortization expense associated with the intangible assets recorded in connection with the acquisitions completed in 2004.

Interest Expense:  Interest expense increased $2.6 million from the three months ended March 31, 2004 to the three months ended March 31, 2005, primarily due to the non-cash interest expense associated with the senior discount notes issued on October 27, 2004.

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

During the three months ended March 31, 2005, capital expenditures totaled $5.7 million.  As we have consolidated acquisitions into the existing company infrastructure, we have identified non-core and excess assets which can be disposed of.  From time to time, we also dispose of other assets which are no longer useful in our operations.  As a result of dispositions of these non-core and excess assets, we realized proceeds of approximately $0.4 million in the three months ended March 31, 2005.  Our net capital expenditures in the three months ended March 31, 2005 were $5.3 million.

During 2004, we completed the acquisition of 11 small ice companies for a total cash purchase price of approximately $16.9 million.  Although we have not made any acquisitions during the three months ended March 31, 2005, we will continue to evaluate acquisition opportunities as they become available.  In conjunction with these evaluations, we will consider our liquidity, availability under Reddy Group’s senior credit facility, mandatory principal repayments under our debt agreements and the availability of other capital resources.

Cash Flows for the Three Months Ended March 31, 2005 and 2004

Net cash used in operating activities was $14.7 million and $12.7 million in the three months ended March 31, 2005 and 2004, respectively.  The increase in net cash used in operating activities from 2004 to 2005 was primarily the result of a $2.6 million increase in our net loss from operations, which was driven by a decline in sales in our non-ice operations and increases in insurance, fuel and bag costs.

Net cash used in investing activities was $5.3 million and $3.9 million in the three months ended March 31, 2005 and 2004, respectively.  The increase in net cash used in investing activities from 2004 to 2005 was primarily due to increased net property and equipment additions of $2.5 million, primarily related to the timing of our budgeted capital expenditures in 2005 as compared with 2004, partially offset by a $1.1 million reduction in the cost of acquisitions.  In the three months ended March 31, 2004, we completed three acquisitions for $1.1 million.  We did not complete any acquisitions in the three months ended March 31, 2005.

Net cash provided by financing activities was $18.3 million and $7.7 million in the three months ended March 31, 2005 and 2004, respectively.  The increase is due to a $8.6 million increase in net borrowings under our revolving credit facility, primarily due to a $8.3 million decrease in beginning available cash at January 1, 2005 versus January 1, 2004, offset by the receipt of $1.8 million of proceeds from the exercise of employee stock options in the three months ended March 31, 2005.

Long-term Debt and Other Obligations

Overview.  At March 31, 2005, we had approximately $456.3 million of total debt outstanding as follows:

•                  $104.6 million of Reddy Holdings’ 10 1/2% senior discount notes due 2012 (net of unamortized discount of $46.4 million);

•                  $151.2 million of Reddy Group’s 8 7/8% senior subordinated notes due August 1, 2011 (net of unamortized discount of $0.8 million);

•                  $177.3 million of outstanding term loans under Reddy Group’s senior credit facility which matures on August 15, 2009;

•                  $22.7 million of outstanding revolving credit facility balances under Reddy Group’s senior credit facility which matures on August 15, 2008; and

•                  $0.5 million of other debt.

Senior Subordinated Notes.  On July 17, 2003, Reddy Group issued $152.0 million of 8 7/8% senior subordinated notes.  These notes were issued in connection with a private placement offering and were subsequently registered with the SEC.  The 8 7/8% senior subordinated notes were priced at 99.297%, which resulted in gross proceeds of $150.9 million.  Interest on the 8 7/8% senior subordinated notes is payable semiannually on February 1 and August 1, with such payments having commenced on February 1, 2004.  The 8 7/8% senior subordinated notes are unsecured obligations of Reddy Group and are:

•                  subordinated in right of payment to all of Reddy Group’s existing and future senior indebtedness;

•                  equal in right of payment with any of Reddy Group’s existing and future senior subordinated indebtedness; and

•                  senior in right to any other of Reddy Group’s future subordinated indebtedness, if any.

The 8 7/8% senior subordinated notes include customary covenants that restrict, among other things, the ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates.  Prior to August 1, 2006, Reddy Group may redeem up to 35% of the principal amount of the 8 7/8% senior subordinated notes at a redemption price of 108.875% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, with funds raised in equity offerings that are specified in the indenture governing the 8 7/8% senior subordinated notes.  On or after August 1, 2007, Reddy Group may redeem all or a portion of the senior subordinated notes at a pre-determined redemption price plus any accrued interest.  The redemption price, as a percentage of the outstanding principal amount, is 104.438% in 2007, 102.219% in 2008 and 100.000% in 2009 and subsequent years.  If Reddy Group experiences a change of control and does not elect to redeem the outstanding senior subordinated notes as previously described, Reddy Group will be required to make an offer to repurchase the senior subordinated notes at a price equal to 101% of the outstanding principal amount plus accrued interest.

The 8 7/8% senior subordinated notes are guaranteed, fully, jointly and severally, and unconditionally, on a senior subordinated basis by Reddy Holdings and all of Reddy Group’s subsidiaries.  The terms of the indenture governing the 8 7/8% senior subordinated notes significantly restrict Reddy Group from paying dividends and otherwise transferring assets to Reddy Holdings.  For example, Reddy Group’s ability to make such payments is governed by a formula based on 50% of its consolidated net income.  In addition, as a condition to making such payments based on such formula, Reddy Group must have an EBITDA (as defined in the Reddy Group indenture) to interest expense ratio of at least 2.0 to 1.0 prior to August 1, 2006, and 2.25 to 1.0 thereafter, after giving effect to any such payments.  Notwithstanding such restrictions, the indenture permits an aggregate of $10.0 million of such payments to be made whether or not there is availability under the formula or the conditions to its use are met, provided that at the time of such payment, no default shall have occurred and be continuing under that indenture.

On March 22, 2005 Reddy Group commenced a cash tender offer for any and all of its outstanding 8 7/8% senior subordinated notes.  In connection with the tender offer Reddy Group is also soliciting consents to amend the indenture governing these notes to, among other things, eliminate substantially all of the restrictive covenants and certain events of default.  The offer is subject to the satisfaction of certain conditions, including there being validly tendered and not validly withdrawn at least a majority of the aggregate principal amount of these notes outstanding and our having available funds sufficient to pay the aggregate total consideration to the holders of tendered notes from the anticipated proceeds of our borrowings under our new credit facilities and from the proposed initial public offering of our common stock.  On April 13, 2005, Reddy Group announced that we had received the requisite number of consents to amend the indenture as described above.  On May 13, 2005, Reddy Group extended the expiration date of the tender offer and consent solicitation to June 3, 2005 and announced that the expected total purchase price for each $1,000 principal amount note tendered will be approximately $1,118.60, which included $20 per $1,000 principal amount of each note for the consent fee.  As of the close of business on May 12, 2005, tenders and consents had been received with respect to approximately 99.9% of the outstanding principal amount of the senior subordinated notes.

Senior Discount Notes.  On October 27, 2004, Reddy Holdings issued $151.0 million in aggregate principal amount at maturity of 10 1/2% Senior Discount Notes due 2012 in a private placement offering.  The senior discount notes were sold at 66.333% of the stated principal amount, which resulted in gross proceeds of $100.2 million.  We used the net proceeds of the offering, together with a dividend of approximately $28.4 million from Reddy Group to redeem all of Reddy Holdings’ existing series A preferred stock  for approximately $99.2 million, to pay accumulated dividends on such stock as of the date of redemption in the amount of approximately $15.0 million and to pay a dividend of approximately $10.4 million to our common stockholders.  In connection with these transactions, Reddy Group made a special transaction payment of approximately $1.2 million in the aggregate to certain members of management and certain directors.  In connection with the offering of notes and the related transactions, Reddy Ice Group amended its credit agreement (see “-Senior Credit Facility” below).

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

•                  equal in right of payment with any of Reddy Holdings’ existing and future unsecured senior indebtedness;

•                  effectively subordinated to Reddy Holdings’ existing and future secured debt, including Reddy Holdings’ guarantee of Reddy Group’s senior credit facility; and

•                  structurally subordinated to all obligations and preferred equity of Reddy Holdings’ subsidiaries.

The senior discount notes include customary covenants that restrict, among other things, the ability to incur additional debt or issue certain preferred stock, pay dividends or redeem, repurchase or retire our capital stock or subordinated indebtedness, make certain investments, incur liens, enter into arrangements that restrict dividends from our subsidiaries, merge or sell all or substantially all of the assets or enter into various transactions with affiliates.  Prior to November 1, 2007, we may redeem up to 35% of the principal amount of the senior discount notes at a redemption price of 110.5% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, with funds raised in equity offerings that are specified in the indenture governing the senior discount notes.  From and after November 1, 2008, we may redeem any or all of the senior discount notes by paying a redemption premium which is initially 5.25% of the principal amount at maturity of the notes, and will decline annually to 0% commencing on November 1, 2010.  If a change of control occurs on or prior to November 1, 2007, we may, at our option, redeem all, but not less than all, of the senior discount notes at a redemption price equal to the sum of (i) the accreted value of the notes as of the redemption date, (ii) a premium equal to 125% of one year’s coupon payment and (iii) any accrued and unpaid interest to the date of redemption.  If we experience a change of control and do not elect to make the optional redemption described in the previous sentence, we will be required to make an offer to repurchase the senior discount notes at a price equal to 101% of their accreted value, plus accrued and unpaid interest, if any, to the date of purchase.  We may also be required to make an offer to purchase the senior discount notes with proceeds of asset sales that are not reinvested in our business or used to repay other indebtedness.

The senior discount notes are subject to registration with the SEC pursuant to the Registration Rights Agreement (the “Rights Agreement”) entered into at the time of issuance.  Pursuant to the Rights Agreement, Reddy Holdings was required to, within 150 days after the issuance date, file a registration statement with the SEC to exchange the senior discount notes for new notes of Reddy Holdings having terms substantially identical in all material respects to the senior discount notes.  The 150th day following the issuance of the senior discount notes was March 26, 2005 and, as a result of not filing the registration statement with the SEC on or prior to that date, we accrued additional interest on the senior discount notes from March 26, 2005 through April 5, 2005, the date on which the registration statement was actually filed.  Reddy Holdings must also use its commercially reasonable efforts to cause the registration statement to be declared effective within 240 days after the issuance date.

Senior Credit Facility.  On August 15, 2003, Reddy Group entered into a senior credit facility in an aggregate amount of $170.0 million, with the lenders being a syndicate of banks, financial institutions and other entities, including Credit Suisse First Boston, as Administrative Agent, Canadian Imperial Bank of Commerce and Bear Stearns Corporate Lending, Inc.  The credit facility provided for a six-year term loan in the amount of $135.0 million and a five-year revolving credit facility in the amount of $35.0 million.  On October 17, 2003, the senior credit facility was amended to, among other things, allow for an additional term loan of $45.0 million, which contains substantially all the same terms, conditions and financial covenants as the original term loan.  The combined term loan continues to amortize in quarterly installments over a five-year period in an annual aggregate amount equal to 1% of the combined term loan balance of $180.0 million, with any remaining unpaid balance to be repaid in the sixth year in equal, quarterly installments

At March 31, 2005, we had $6.5 million of availability under the revolving credit facility, which was net of outstanding standby letters of credit of $5.8 million.  In addition, we had $2.9 million of available cash on hand.  The standby letters of credit are used primarily to secure certain insurance obligations.  As our insurance policies are renewed in 2005, we expect to issue new standby letters of credit during the last half of 2005 for the new policy year.  However, we also expect to receive some reductions in previously issued standby letters of credit related to earlier policy years.

Principal balances outstanding under the revolving credit facility bear interest per annum, at our option, at the sum of the base rate plus the applicable margin or LIBOR plus the applicable margin.  The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%.  The applicable margin is different for revolving and term loans and varies depending on our leverage ratio.  At March 31, 2005, the weighted average interest rate of borrowings outstanding under the senior credit facility was 5.6%.  Interest on base rate loans is payable on the last day of each quarter.  Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days.  Reddy Group pays a quarterly fee on the average availability under our existing revolving credit facility based on an annual rate of 0.5%.

The terms of the senior credit facility prohibit Reddy Group from paying dividends and otherwise transferring assets to Reddy Holdings, except for certain limited dividends, the proceeds of which must be used to maintain Reddy Holdings’ corporate existence.

The senior credit facility requires that, beginning in 2004, we will repay all borrowings under the revolving credit facility and maintain a zero outstanding balance for a period of 30 consecutive calendar days during each year.  The term loan amortizes in quarterly installments over a five-year period in an annual aggregate amount equal to 1% of the original balance, with any remaining unpaid balance to be repaid in the sixth year in equal, quarterly installments.  Subject to certain conditions, mandatory repayments of the revolving credit facility and term loans are required to be made with portions of the proceeds from (1) asset sales, (2) the issuance of debt securities, (3) an initial public offering of stock of Reddy Holdings and (4) insurance and condemnation awards.  In the event of a change in control, as defined in the credit agreement governing the senior credit facility, all amounts outstanding will become due and payable immediately.  Furthermore, within 100 days after close of each fiscal year (beginning with the close of the 2004 fiscal year), a mandatory prepayment of the term loan is required based on a percentage of Reddy Group’s annual excess cash flow, as defined in the senior credit facility.  The percentage is based on Reddy Group’s leverage ratio at the end of such fiscal year and ranges from 25% to 75%.

On October 27, 2004, in connection with the offering of the senior discount notes and related transactions discussed above, the senior credit facility was amended to, among other things, modify the calculation of Reddy Group’s excess cash flow for 2004 such that a mandatory prepayment based on Reddy Group’s 2004 results was not required.

The senior credit facility also contains financial covenants which include limitations on capital expenditures and the maintenance of certain financial ratios, as defined in the credit agreement, and is collateralized by substantially all of its assets and the capital stock of it and all of its current subsidiaries.  At March 31, 2005, we were in compliance with these covenants.

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

Based on our expected level of operations, we believe that cash flows from operations, together with available borrowings under our revolving credit facility, will be adequate to meet our future liquidity needs for at least the next twelve months.  As of May 13, 2005, we had approximately $6.3 million of availability under our revolving credit facility, which reflected an outstanding balance under our revolving credit facility of $23.0 million and standby letters of credit of $5.7 million.  The availability under our revolving credit facility typically decreases to its annual low point in late-April or early May of each year due to the seasonality of our business.  Our cash flows from operations decline to their lowest point each March and April due to reduced sales in January and February and the need to finance seasonal increases in accounts receivable and inventories as temperatures and sales volumes begin to increase in April and May.  We do not expect that the availability under the revolving credit facility will decline significantly this year from its current level, based on past experience, as we believe that we have already reached the seasonal low point for 2005.

Beginning in the latter part of the second quarter of 2005 and continuing into the third quarter of 2005, availability under our revolving credit facility is expected to increase significantly due to the seasonality of our business and reach a maximum of $24 million to $29 million.  As noted previously, we record the majority of our sales and profits during the months of May through September and the majority of the cash generated from those operations is received in August through November.  During those months in 2005, we expect to repay all amounts borrowed under our revolving credit facility in the spring, fund current capital expenditures and debt service and build up cash balances.  We anticipate that a significant portion of such excess cash flow will be used in early 2006 to repay amounts outstanding under the senior credit facility as required by mandatory prepayment provisions in the senior credit facility.

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

Intangible Assets	Useful Life
Goodwill	Indefinite life
Trade name	Indefinite life
Customer relationships	Straight line method over economic lives of 15 to 30 years
Debt issue costs	Effective interest method over the term of the debt

Impairment of Long-Lived Assets.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  The determination of recoverability of long-lived assets and certain other identifiable intangible assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition.  Measurement of an impairment loss for long-lived assets and other intangible assets that management expects to hold and use are based on the fair value of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or net realizable value.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is evaluated using a market valuation approach based on valuations of comparable businesses, multiples of earnings of comparable businesses and discounted cash flows.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), ‘‘Share-Based Payment’’, which establishes  accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services.  SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non-employees.

SFAS No. 123(R) eliminates the intrinsic value measurement objective in APB Opinion 25 and generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant.  The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists.  Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period.  The standard also requires us to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.

We are required to apply SFAS No. 123(R) to all awards granted, modified or settled on or after the first day of our next fiscal year beginning after June 15, 2005.  We are also required to use either the ‘‘modified prospective method’’ or the ‘‘modified retrospective method.’’  Under the modified prospective method, compensation cost is recognized for all awards granted after adoption of the standard and for the unvested portion of previously granted awards that are outstanding on that date.  Under the modified retrospective method, previously issued financial statements must be restated to recognize the expense amounts previously calculated and reported on a pro forma basis, as if the prior standard had been adopted.  Under both methods, either the straight line or an accelerated method may be used to amortize the compensation cost associated with awards with graded vesting. The standard permits and encourages early adoption.

We plan to adopt SFAS No. 123(R) on January 1, 2006 using the modified prospective method.  We do not believe that the adoption of this standard will have a material effect on our results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, ‘‘Inventory Costs—an amendment of ARB No. 43, Chapter 4’’.  SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs.  The statement requires such costs to be treated as a current period expense. This statement is effective for fiscal years beginning after July 15, 2005.  We are currently evaluating the effect this standard could have on our results of operations and financial position.

General Economic Trends and Seasonality

Our results of operations are generally affected by the economic trends in our market area, but results to date have not been significantly impacted by inflation.  If we experience an extended period of high inflation, which affects multiple expense items, we believe that we will be able to pass on these higher costs to our customers.

The ice business is highly seasonal, with the bulk of demand coming in the warmer spring and summer months.  We experience seasonal fluctuations in our net sales and profitability.  We make a disproportionate amount of our sales in the second and third calendar quarters.  We also typically have net income in these same periods, whereas we typically experience net losses in the first and fourth quarters.  We believe that over two-thirds of our revenues will occur during the second and third calendar quarters when the weather conditions are generally warmer and demand is greater, while less than one-third of our revenues will occur during the first and fourth calendar quarters when the weather is generally cooler.  This belief is consistent with historical trends.  As a result of seasonal revenue declines and the lack of proportional corresponding expense decreases, we will most likely experience lower profit margins and even losses during the first and fourth calendar quarters.  In addition, because our operating results depend significantly on sales during our peak season, our quarterly results of operations may fluctuate significantly as a result of adverse weather during this peak selling period if the weather is unusually cool or rainy on a more national or regional basis.

Risks Relating to Our Indebtedness

We have a substantial amount of indebtedness, which may reduce our cash flow and impede our ability to remain in compliance with debt covenants, make payments on our indebtedness and operate our business.

We are highly leveraged and have significant debt service obligations.  As of March 31, 2005, we had total debt of approximately $456.3 million and total stockholders’ equity of $75.4 million.

Our substantial indebtedness could have other important consequences.  For example, it could:

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

The indentures governing Reddy Group’s 8 7/8% senior subordinated notes and Reddy Holdings’ 10 1/2% senior discount notes and our senior credit facility permit us, under certain circumstances, to incur a significant amount of additional indebtedness.  In addition, we may incur additional indebtedness through our revolving credit facility.  If we incur additional debt, the risks associated with our substantial leverage, including our ability to service our debt, would increase.

Our ability to service our indebtedness requires a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.

We cannot be certain that our earnings and the earnings of our operating subsidiaries will be sufficient to allow us to make payments in respect of the securities and meet our other obligations.  Our ability to generate cash from our operations is subject to weather, general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  As a result, our business may not generate cash flows from operations in amounts sufficient to enable us to make payments in respect of the notes or service our debt and to fund our other liquidity needs.  If we do not have sufficient liquidity, we will have to take actions such as reducing or delaying strategic acquisitions, investments and joint ventures, selling assets, restructuring or refinancing our debt or seeking additional equity capital.  These remedies may not, if necessary, be effected on commercially reasonable terms, or at all. In addition, the terms of existing or future debt instruments, including the credit agreement governing our senior credit facility and the indentures for Reddy Group’s 8 7/8% subordinated notes and Reddy Holdings’ 10 1/2% senior discount notes, may restrict us from adopting some of these alternatives.  Therefore, because of these and other factors beyond our control, we may be unable to service our debt.

Our subsidiaries may not be able to generate sufficient cash to service all of their indebtedness and may be forced to take other actions to satisfy their obligations under such indebtedness, which may not be successful.

If our subsidiaries are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on their indebtedness, or if they otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing their indebtedness (including the financial maintenance covenants in our senior credit facility), we or they could be in default under the terms of the agreements governing such indebtedness.  If Reddy Group’s operating performance declines in the future, Reddy Group may need to obtain waivers from the lenders under our senior credit facility to avoid being in default under that facility.  If Reddy Group breaches its covenants under its senior credit facility and seeks a waiver, it may not be able to obtain a waiver from the required lenders.  In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under Reddy Group’s senior credit facility could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against Reddy Group’s assets and Reddy Group could be forced into bankruptcy or liquidation.

In connection with the proposed initial public offering of our common stock and the related transactions, Reddy Holdings and Reddy Group will have substantial expenses payable.  If the initial public offering of our common stock and the related transactions are not consummated, our financial condition and results of operations may be adversely affected when these expenses are realized and we may be unable to comply with the financial covenants under our senior credit facility as a result.  In addition, if the initial public offering and the related transactions are not consummated, we would need to obtain a waiver from the lenders under our senior credit facility in order to pay the expenses incurred by Reddy Holdings.

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

Weather conditions and weather events can decrease our sales and increase our expenses.

Cool or rainy weather can decrease sales, while extremely hot weather may increase our expenses, each resulting in a negative impact on our operating results and cash flow.  Ice consumers demand ice for a variety of reasons, but many of them buy ice in connection with outdoor related activities, both commercial and recreational.  As a result, demand for ice increases during periods of warm, sunny weather, and conversely, demand decreases during periods of cool, rainy weather.  During extended periods of cool or rainy weather on a national basis, our revenues and resulting net income may decline substantially.  Hot weather does not necessarily result in greater net income.  During extended periods of hot weather, our profits and cash flow may decline because of an increase in expenses in response to excess demand.  We may have to transport ice from one plant to another and, in some cases, purchase ice from third party sources and transport it to a specific market to meet this excess demand, resulting in higher expenses and inconsistent service and product quality.  Finally, although extreme weather events such as hurricanes can cause an increase in volume sales, those sales are not necessarily profitable due to added costs and disruptions to our normal service and distribution routes.

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

We use substantial amounts of electricity in connection with our manufacturing process, fuel to operate our refrigerated trucks for ice delivery and polyethylene, which is the primary raw material used to manufacture the bags we use to package our ice.  We also carry general liability, workers compensation, health and vehicle insurance.  We have already experienced increases in fuel costs, bag costs and insurance costs and may experience further increases in the future.  If the prices for these items or other expenses increase beyond the amounts that we are able to pass along to our customers, our profits and our operating cash flow would decrease.

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

Our ice manufacturing and cold storage operations are subject to a wide range of environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use, management and disposal of hazardous and non-hazardous materials and wastes and the cleanup of contamination.  Noncompliance with such laws and regulations, or incidents resulting in environmental releases, could cause us to incur substantial costs, including cleanup costs, fines and penalties, third party claims for personal injury, investments to retrofit or upgrade our facilities and programs or curtailment of our operations.  For example, our ice manufacturing and cold storage operations use refrigerants such as ammonia and freon.  Some of our facilities may not be in compliance with certain freon refrigerant requirements, such as leak detection and repair, recordkeeping or reporting.  In addition, the market price of freon is rising as a result of phase outs under federal laws, which could significantly increase our operating costs in the future if we are not able to obtain approved substitutes.  From time to time, our use of ammonia has resulted in releases that have temporarily disrupted our manufacturing operations and resulted in lawsuits or administrative penalties.  For example, we are currently in the process of settling litigation resulting from an ammonia release in June 2001 at our Baton Rouge, Louisiana facility.  See Part II, Item 1 – “Legal Proceedings”.  Material violations of, or liabilities under, environmental laws may require us to incur substantial costs which could reduce our profits, or to divert resources from ongoing environmental programs and improvements, which could delay our efforts to integrate acquisitions and upgrade our operations, or expose us to risk of further environmental liability.

Our business could be disrupted or we could incur substantial costs because of government laws and regulations.

We are subject to various federal, state and local laws relating to many aspects of our business, including labeling, sanitation, health and safety and manufacturing processes.  We cannot predict the types of government regulations that may be enacted in the future by the various levels of government or how existing or future laws or regulations will be interpreted or enforced.  The enactment of more stringent laws or regulations or a stricter interpretation of existing laws and regulations may cause a disruption in our operations or require additional expenditures by us, some of which could be material.  We may incur material costs and liabilities in order to comply with any such laws and regulations and such costs and liabilities may result in substantial expenses to us and could divert management’s time and attention.

If we are unable to retain senior executives and attract and retain other qualified employees, our business might be adversely affected.

Our success depends in part on our ability to attract, hire, train and retain qualified managerial, sales and marketing personnel.  Competition for these types of personnel is high.  We may be unsuccessful in attracting and retaining the personnel we require to conduct our operations successfully.  Our success also depends to a significant extent on the continued service and performance of our senior management team and in particular on the continued service of William P. Brick, our Chairman and Chief Executive Officer, and

Jimmy C. Weaver, our President and Chief Operating Officer.  In addition, we do not carry “key man” life insurance.  Our inability to successfully attract and retain personnel or the loss of any member of our senior management team could impair our ability to execute our business plan.

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

It is also our practice to protect certain of our proprietary materials and processes by relying on trade secrets laws and non-disclosure and confidentiality agreements.  Confidentiality or trade secrets may not be maintained and others may independently develop or obtain access to such materials or processes which could adversely affect our competitive position and ability to differentiate our products and services from our competitors’ offerings.

Limitations on our ability to utilize our tax assets before they expire may negatively affect financial results.

As of December 31, 2004, we had net operating loss carry-forwards for U.S. federal income tax purposes of approximately $109 million, of which approximately $86 million was attributable to the Predecessor.  There are annual limitations on the utilization of the net operating loss carry-forwards generated by the Predecessor due to changes in ownership on and prior to August 15, 2003.  We cannot assure you that we will be able to utilize these tax assets.  Further, if our existing equity investors cease to own a majority of our common stock, then new limitations will apply to the approximately $23 million of net operating loss carry-forwards that are currently unrestricted and additional limitations may apply to the net operating loss carry-forwards generated by the Predecessor.  If we are not able to utilize our tax assets in the manner or in the timeframe we anticipate, our future after-tax cash flow will be reduced.

Any significant reduction in goodwill and other intangible assets would have an adverse effect on the value of our business.

Our acquisitions have resulted in significant amounts of goodwill and other intangible assets.  Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, and intangible assets totaled approximately $311.8 million at March 31, 2005, representing approximately 53.3% of our total assets.  In the future, goodwill and intangible assets may increase as a result of future acquisitions.  Goodwill and intangible assets are reviewed at least annually for impairment.  Impairment may result from, among other things, deterioration in the performance of acquired businesses, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances.  The amount of any impairment must be charged to earnings.  Any future determination requiring the write-off of a significant portion of the goodwill and intangible assets recorded on our balance sheet would have an adverse effect on our financial condition and results of operations.

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

We are exposed to some market risk due to the floating interest rates under our senior credit facility.  Principal balances outstanding under the revolving credit facility bear interest, at our option, at the London Inter-Bank Offered Rate (“LIBOR”) plus 3.5% or the prime rate (as announced from time to time by the administrative agent) plus 2.5%.  The term loans bear interest, at our option, at LIBOR plus 2.5% or the prime rate plus 1.5%.

As of March 31, 2005, the senior credit facility had an outstanding principal balance of $200.0 million at a weighted average interest rate of 5.6% per annum.  At March 31, 2005, the 30-day LIBOR rate was 2.86% and the prime rate was 5.75%.  If LIBOR and the prime rate were to increase by 1% from March 31, 2005 levels, the annual increase in interest expense given our principal balances at March 31, 2005 would be approximately $2.0 million.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934.  These controls and procedures are designed to ensure that material information relating to the Company and its subsidiaries is communicated to the chief executive officer and the chief financial officer.  Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2005, our disclosure controls and procedures are effective to ensure that information disclosed by us in reports that we file or submit with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are from time to time party to legal proceedings that arise in the ordinary course of business.  We do not believe that the resolution of any such threatened or pending legal proceedings will have a material adverse affect on our financial position, results of operations or liquidity.

We are a party to a lawsuit in connection with an ammonia release at its Baton Rouge, Louisiana manufacturing facility in June 2001.  The case, which was a consolidation of seven lawsuits, was titled Wallace Acey, Jr., et al vs. Reddy Ice Corporation.  This lawsuit was filed August 30, 2001 in the 19th Judicial District Court, Parish of East Baton Rouge, Louisiana.  The plaintiffs, which were certified as a settlement class, alleged injuries primarily consisting of inconvenience, watery eyes and offensive odors.  The fairness of the settlement was approved by the court on January 25, 2005.  Unless the fairness of the settlement is appealed by any member of the settlement class prior to the expiration of the appeal period, we believe the settlement will be finalized during the second quarter of 2005.  Our insurance carrier will pay the majority of the settlement and related legal fees.  We recognized $150,000 of expense in our 2004 results related to our obligation under the settlement.  We do not believe that the final resolution of this litigation will have a material impact on our business, financial condition or results of operation in 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 17, 2005, we issued 1,799 shares of common stock in connection with the exercise of employee stock options.   The options had an exercise price $1,000 per share or an aggregate of $1,798,535.  These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 701 promulgated thereunder, as a transaction by an issuer not involving any public offering.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

See Index to Exhibits on page 36.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDY ICE HOLDINGS, INC.

Date: May 16, 2005	By:	/s/ WILLIAM P. BRICK
William P. Brick
Chief Executive Officer

Date: May 16, 2005	By:	/s/ STEVEN J. JANUSEK
Steven J. Janusek
Chief Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1†	Rule 15d-14(a) Certification of Chief Executive Officer.
31.2†	Rule 15d-14(a) Certification of Chief Financial Officer.
32.1†	Rule 1350 Certification of Chief Executive Officer.
32.2†	Rule 1350 Certification of Chief Financial Officer.

†                                          Filed herewith.