Form 10-Q
period 2005-06-30
REDDY ICE HOLDINGS INC
filed 2005-08-04
CIK 1268984

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
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
(214) 526-6740 (Registrant's telephone number, including area code)

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

        The number of shares of registrant's common stock outstanding as of August 2, 2005 was 13,934,348.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2005

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

ASSETS

	June 30, 2005	December 31, 2004
CURRENT ASSETS:
Cash and cash equivalents	$3,527	$4,478
Accounts receivable, net	43,740	21,861
Inventories	11,334	9,435
Prepaid expenses	2,935	2,651
Assets held for sale	447	790
Deferred tax assets	2,174	2,174

Total current assets	64,157	41,389
PROPERTY AND EQUIPMENT, net	234,787	233,661
GOODWILL	214,723	220,451
OTHER INTANGIBLE ASSETS, net	89,478	93,109
OTHER ASSETS	10	10

TOTAL	$603,155	$588,620

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$1,868	$1,869
Notes payable	53	355
Revolving credit facility	20,000	5,450
Accounts payable	21,428	15,509
Accrued expenses	16,454	15,998

Total current liabilities	59,803	39,181
LONG-TERM OBLIGATIONS	428,873	429,392
DEFERRED TAX LIABILITIES, net	33,363	37,114
COMMITMENTS AND CONTINGENCIES (Note 9)	—	—
STOCKHOLDERS' EQUITY:
Common stock: $0.01 par value; 75,000,000 shares authorized; 13,934,348 and 13,686,150 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	139	137
Additional paid-in capital	93,001	90,077
Unearned compensation	(93)	(135)
Accumulated deficit	(11,931)	(7,146)

Total stockholders' equity	81,116	82,933

TOTAL	$603,155	$588,620

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(as restated, see Note 13)		(as restated, see Note 13)
Revenues	$93,123	$88,529	$132,367	$125,909
Cost of sales (excluding depreciation)	53,099	49,849	84,778	78,357
Depreciation expense related to cost of sales	4,734	4,626	9,475	9,126

Gross profit	35,290	34,054	38,114	38,426
Operating expenses	9,300	8,779	18,134	17,097
Depreciation and amortization expense	1,452	1,090	2,867	2,152
Loss on dispositions of assets	38	—	187	—
Impairment of assets	5,725	—	5,725	—

Income from operations	18,775	24,185	11,201	19,177
Interest expense	9,829	6,569	19,137	13,246

Income (loss) before income taxes	8,946	17,616	(7,936)	5,931
Income tax benefit (expense)	(3,551)	(2,254)	3,151	(2,254)

Net income (loss)	5,395	15,362	(4,785)	3,677
Preferred dividends	—	3,198	—	6,302

Net income (loss) available to common stockholders	$5,395	$12,164	$(4,785)	$(2,625)

Basic net income (loss) per share:
Net income (loss) available to common stockholders	$0.39	$0.89	$(0.35)	$(0.19)

Weighted average common shares outstanding	13,934	13,669	13,832	13,669

Diluted net income (loss) per share:
Net income (loss) available to common stockholders	$0.36	$0.86	$(0.35)	$(0.19)

Weighted average common shares outstanding	14,840	14,155	13,832	13,669

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Unearned Compensation	Accumulated Deficit	Total
Balance at January 1, 2005	13,686	$137	$90,077	$(135)	$(7,146)	$82,933
Amortization of unearned compensation	—	—	—	42	—	42
Compensation expense related to stock options	—	—	527	—	—	527
Exercise of stock options	248	2	1,797	—	—	1,799
Tax benefit of stock option exercises	—	—	600	—	—	600
Net loss	—	—	—	—	(4,785)	(4,785)

Balance at June 30, 2005	13,934	$139	$93,001	$(93)	$(11,931)	$81,116

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,785)	$3,677
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,342	11,278
Amortization of debt issue costs and debt discounts	6,838	1,198
Loss on dispositions of assets	187	—
Impairment of assets	5,725	—
Stock-based compensation expense	569	84
Deferred taxes	(3,751)	2,254
Tax benefit of stock option exercises	600	—
Change in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, inventory and prepaid expenses	(23,974)	(23,630)
Accounts payable, accrued expenses and other	6,469	6,103

Net cash provided by operating activities	220	964

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(11,636)	(7,956)
Proceeds from dispositions of property and equipment	441	2,183
Cost of acquisitions	—	(5,270)

Net cash used in investing activities	(11,195)	(11,043)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of employee stock options	1,799	—
Deferred debt costs	—	(485)
Borrowings under the credit facility, net	14,550	5,250
Repayment of long-term obligations	(6,325)	(932)

Net cash provided by financing activities	10,024	3,833

NET DECREASE IN CASH AND CASH EQUIVALENTS	(951)	(6,246)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,478	12,801

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,527	$6,555

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$12,127	$12,309

Borrowings under the credit facility	$44,500	$32,850

Repayments on the credit facility	$(29,950)	$(27,600)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Issuance of notes payable	$88	$—

Change in fair value of derivative liability	$—	$(1,420)

Accretion of preferred dividends	$—	$6,302

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

1.    General

        The condensed consolidated financial statements of Reddy Ice Holdings, Inc. and its wholly owned subsidiary (together, the "Company") included herein are unaudited, however the balance sheet as of December 31, 2004 has been derived from the audited financial statements for that date. These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). As applicable under the SEC's regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. All significant intercompany balances and transactions have been eliminated upon consolidation, and all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal and recurring nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results to be achieved for the full year.

        Reddy Ice Holdings, Inc., a Delaware corporation ("Reddy Holdings"), and its wholly owned subsidiary, Cube Acquisition Corp. ("Cube"), a Texas corporation, were formed on behalf of Trimaran Fund Management LLC ("Trimaran") and Bear Stearns Merchant Banking ("Bear Stearns") on May 8, 2003 for the purpose of acquiring Packaged Ice, Inc. ("Packaged Ice") and effecting certain capital transactions in connection with such acquisition. On August 15, 2003, Cube merged with and into Packaged Ice, with Packaged Ice being the surviving corporation. As a result of the merger, Packaged Ice was delisted from the American Stock Exchange. Reddy Holdings and Cube conducted no operations during the period from May 8, 2003 through August 14, 2003. In connection with the merger, Packaged Ice was renamed Reddy Ice Group, Inc. ("Reddy Group"). Reddy Holdings and its wholly owned subsidiary Reddy Group are referred to collectively herein as the "Company".

        The Company manufactures and distributes packaged ice products and bottled water and owns and operates refrigerated warehouses. The Company is the largest manufacturer of packaged ice products in the United States. The Company serves approximately 82,000 customer locations in 31 states and the District of Columbia.

        On August 2, 2005, the Company effected a 138 for 1 stock split and, in conjunction therewith, amended and restated the Company's certificate of incorporation to increase the number of authorized shares of the Company's common stock and preferred stock. All common share and per common share amounts in these condensed consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the stock split, including reclassifying an amount equal to the increase in par value from additional paid-in capital to common stock.

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

        The results of operations of the 2004 acquisitions are included in the Company's consolidated results of operations from the date of each acquisition, which ranged from March 1, 2004 to November 1, 2004. The following unaudited pro forma information presents the Company's consolidated results of operations for the three and six months ended June 30, 2004 as if the 2004 acquisitions had all occurred on January 1, 2004:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	(in thousands)
Pro forma revenues	$90,706	$129,233
Pro forma net income (loss) available to common stockholders	12,626	(2,423)

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

	June 30, 2005	December 31, 2004
	(in thousands)
Raw materials and supplies	$9,243	$7,584
Finished goods	2,091	1,851

Total	$11,334	$9,435

        In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs—an amendment of ARB No. 43, Chapter 4". SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. This statement is effective for fiscal years beginning after July 15, 2005. The Company is currently evaluating the effect this standard could have on its results of operations and financial position.

4.    Accrued Expenses

	June 30, 2005	December 31, 2004
	(in thousands)
Accrued compensation and employee benefits, including workers compensation insurance	$5,127	$6,411
Accrued interest	5,730	5,740
Accrued property, sales and other taxes	1,768	806
Accrued utilities	1,654	1,191
Other accrued insurance	1,314	1,230
Other	861	620

Total	$16,454	$15,998

5.    Revolving Credit Facility and Long-Term Obligations

        On July 17, 2003, Cube issued $152.0 million of 8 7/8% Senior Subordinated Notes due August 1, 2011 (the "Senior Subordinated Notes") in a private placement offering. The Senior Subordinated Notes were subsequently registered with the SEC. The Senior Subordinated Notes were sold at 99.297% of the stated principal amount, which resulted in gross proceeds of $150.9 million. Interest on the Senior Subordinated Notes is payable semiannually on February 1 and August 1, with such payments having commenced on February 1, 2004. The Senior Subordinated Notes are unsecured senior subordinated obligations of Reddy Group and are:

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

        The Senior Subordinated Notes are guaranteed, fully, jointly and severally, and unconditionally, on a senior subordinated basis by Reddy Holdings and all of Reddy Group's subsidiaries (the "Subsidiary Guarantors"). There are currently no restrictions on the ability of the Subsidiary Guarantors to transfer funds to Reddy Group in the form of cash dividends, loans or advances. Condensed consolidated financial statements for Reddy Holdings and its wholly-owned subsidiary are not presented as Reddy Holdings has no significant independent assets or operations. Condensed consolidating financial statements for Reddy Group and its subsidiaries, all of which are wholly owned, are not presented as Reddy Group has no significant independent assets or operations. Reddy Group has no subsidiaries that do not guarantee the Senior Subordinated Notes.

        On October 27, 2004, Reddy Holdings issued $151.0 million in aggregate principal amount at maturity of 10 1/2% Senior Discount Notes due 2012 (the "Discount Notes") in a private placement offering. The Discount Notes were sold at 66.333% of the stated principal amount, which resulted in gross proceeds of $100.2 million. Each Discount Note has an initial accreted value of $663.33 per $1,000 principal amount at maturity. The accreted value of each Discount Note will increase from the date of issuance until November 1, 2008 at a rate of 10 1/2% per annum such that the accreted value will equal the stated principal amount at maturity on November 1, 2008. Thereafter, cash interest will accrue and be payable semi-annually at a rate of 10 1/2% per annum.

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

        The Discount Notes are subject to registration with the SEC pursuant to the Registration Rights Agreement (the "Rights Agreement") entered into at the time of issuance. Pursuant to the Rights Agreement, Reddy Holdings must, within 150 days after the issuance date, file a registration statement with the SEC to exchange the Discount Notes for new notes of Reddy Holdings having terms substantially identical in all material respects to the Discount Notes and to use its commercially reasonable efforts to cause the registration statement to be declared effective within 240 days after the issuance date. The 150th day following the issuance of the Discount Notes was March 26, 2005. Reddy Holdings did not file the required registration statement until April 6, 2005 and, as a result, incurred additional interest expense from March 26, 2005 to April 6, 2005 at an annual rate of 0.50%. The 240th day following the issuance of the Reddy Holdings notes was June 24, 2005 and, as a result of the registration statement not having been declared effective by the SEC on or prior to that date, Reddy Holdings began accruing additional interest on the Reddy Holdings notes from June 24, 2005. Such additional interest accrues at an annual rate of 0.50% for the first 90 days following such date, and accrues by additional 0.50% thereafter until such registration statement is declared effective.

        On August 15, 2003, Reddy Group entered into a $170 million senior secured credit facility, with the lenders being a syndicate of banks, financial institutions and other entities, including Credit Suisse First Boston as Administrative Agent, Canadian Imperial Bank of Commerce and Bear Stearns Corporate Lending, Inc. (the "Credit Facility"). The Credit Facility provides for a six-year term loan in the amount of $135 million (the "Original Term Loan") and a five-year revolving credit facility (the "Revolving Credit Facility") in the amount of $35 million. On November 6, 2003, the Credit Facility was amended to provide a Supplemental Term Loan (together with the Original Term Loan, referred to as the "Term Loans") in the amount of $45 million. The Supplemental Term Loan has substantially the same terms as the Original Term Loan.

        At June 30, 2005, the Company had $9.3 million of availability under the Revolving Credit Facility, which was net of outstanding standby letters of credit of $5.7 million. The standby letters of credit are used primarily to secure certain insurance obligations.

        Principal balances outstanding under the Credit Facility bear interest per annum, at Reddy Group's option, at the sum of the base rate plus the applicable margin or LIBOR plus the applicable margin. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%. The applicable margin is different for revolving and term loans and varies depending on Reddy Group's leverage ratio. On February 20, 2004, the Credit Facility was amended to reduce the applicable margin on term loans by 0.5%. At June 30, 2005, the weighted average interest rate of borrowings outstanding under the Credit Facility was 6.0%. Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. Reddy Group pays a quarterly fee on the average availability under the Revolving Credit Facility based on an annual rate of 0.5%.

        The Credit Facility requires that, beginning in 2004, Reddy Group will repay all borrowings under the Revolving Credit Facility and maintain a zero outstanding balance for a period of 30 consecutive calendar days during each year. This requirement has not yet been fulfilled for 2005. The Term Loans amortize in quarterly installments over a five-year period in an annual aggregate amount equal to 1% of the original balance, with any remaining unpaid balance to be repaid in the sixth year in equal, quarterly installments. Subject to certain conditions, mandatory repayments of the Revolving Credit Facility and Term Loans are required to be made with portions of the proceeds from (1) asset sales, (2) the issuance of debt securities, (3) an initial public offering of stock of Reddy Holdings and (4) insurance and condemnation awards. In the event of a change in control, as defined in the Credit Facility, all amounts outstanding will become due and payable immediately. Furthermore, within 100 days after close of the each fiscal year (beginning with the close of the 2004 fiscal year), a mandatory prepayment of the Term Loans is required in an amount equal to a certain percentage of Reddy Group's annual excess cash flow, as defined in the Credit Facility. The percentage is based on Reddy Group's leverage ratio at the end of such fiscal year and ranges from 25% to 75%. In connection with the offering of the Discount Notes discussed above, Reddy Group amended the Credit Facility on October 27, 2004 to permit certain related transactions (see Note 6). In addition to allowing those related transactions, the amendment modified the calculation of Reddy Group's excess cash flow for 2004 such that a mandatory prepayment based on Reddy Group's 2004 results was not required. On June 30, 2005, Reddy Group made a voluntary prepayment of the Term Loans in the amount of $5.0 million. Such prepayment will reduce Reddy Group's annual excess cash flow for 2005 and thereby reduce the mandatory prepayment required to be made in early 2006.

        The Credit Facility contains financial covenants which include limitations on capital expenditures and the maintenance of certain financial ratios, as defined in the Credit Facility, and is collateralized by substantially all of Reddy Group's assets and the capital stock of all of its significant subsidiaries. At June 30, 2005, Reddy Group was in compliance with these covenants.

        In connection with the proposed initial public offering ("IPO") of its common stock (see Note 6), the Company also indicated its intention to enter into a new bank credit facility. This new credit facility is currently being negotiated and will be contingent upon the closing of the IPO. In addition to paying fees and expenses, the proceeds of the new bank credit facility, along with proceeds from the IPO, will be used to repay the existing Credit Facility and repurchase the Company's existing Senior Subordinated Notes.

        On March 22, 2005, Reddy Group commenced a cash tender offer for any and all of its outstanding Senior Subordinated Notes. In connection with the tender offer, Reddy Group also solicited consents to amend the indenture governing the Senior Subordinated Notes to, among other things, eliminate substantially all of the restrictive covenants and certain events of default. The offer is subject to the satisfaction of certain conditions, including there being validly tendered and not validly withdrawn at least a majority of the aggregate principal amount of the Senior Subordinated Notes outstanding and Reddy Group having available funds sufficient to pay the aggregate total consideration to the holders of tendered notes from the anticipated proceeds of the borrowings under Reddy Group's new credit facilities and from the proposed initial public offering of Reddy Holdings' common stock.

        At June 30, 2005 and December 31, 2004, long-term obligations consisted of the following:

	June 30, 2005	December 31, 2004
	(in thousands)
8 7/8% Senior Notes	$152,000	$152,000
Less: Unamortized debt discount on 8 7/8% Senior Notes	(813)	(879)
10 1/2% Senior Discount Notes	151,000	151,000
Less: Unamortized debt discount on 10 1/2% Senior Discount Notes	(43,609)	(48,957)
Credit facility—term loans	171,850	177,750
Other	313	347

Total long-term obligations	430,741	431,261
Less: Current maturities	1,868	1,869

Long-term obligations, net	$428,873	$429,392

6.    Capital Stock

        Common Stock.    Reddy Holdings is authorized to issue up to 75,000,000 shares of common stock, par value $0.01 per share. Holders of Reddy Holdings' common stock are entitled to one vote per share on all matters to be voted on by stockholders and are entitled to receive dividends, if any, as may be declared from time to time by the Board of Directors of Reddy Holdings. Upon any liquidation or dissolution of Reddy Holdings, the holders of common stock are entitled, subject to any preferential rights of the holders of preferred stock, to receive a pro rata share of all of the assets remaining available for distribution to stockholders after payment of all liabilities.

        On February 11, 2005, Reddy Holdings filed a registration statement on Form S-1 with the SEC for a proposed initial public offering of its common stock. A portion of the shares will be sold by Reddy Holdings and a portion will be sold by certain of Reddy Holdings' stockholders. The number of shares to be offered by Reddy Holdings and the selling stockholders are 6,911,765 and 3,288,235, respectively. The price range for the offering is expected to be between $16.00 and $18.00 per share. Amendments No. 1, 2 and 3 to the registration statement were filed on April 6, 2005, May 25, 2005 and July 26, 2005, respectively.

        On March 17, 2005, certain employees exercised stock options granted under the Reddy Ice Holdings, Inc. 2003 Stock Option Plan (the "Stock Option Plan") to purchase 248,198 shares of Reddy Holdings' common stock for an aggregate purchase price of approximately $1.8 million. As of June 30, 2005, 1,385,765 shares of common stock were reserved for issuance under the Stock Option Plan.

        Preferred Stock.    Reddy Holdings is authorized to issue up to 25,000,000 shares of $0.01 par value preferred stock. During 2003 and 2004, Reddy Holdings issued a total of 99,075 shares of Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"). The terms of the Series A Preferred Stock were set forth in a certificate of designation (the "Series A Preferred Stock Designation"). The liquidation preference per share of the Series A Preferred Stock was equal to the sum of (a) $1,000 plus (b) the amount of all accumulated but unpaid dividends on such shares. The holders of the outstanding shares of Series A Preferred Stock immediately preceding the dividend payment date were entitled to receive dividends, as declared by the Board of Directors, at a rate per annum equal to 12% of the liquidation amount per share. All dividends were cumulative, whether or not earned or declared, accruing on a daily basis from the issue date and were payable in cash quarterly in arrears on each dividend payment date commencing on November 15, 2003. If Reddy Holdings did not pay the cash dividends on a quarterly basis, all unpaid dividends were to be added to the liquidation amount in respect of such shares on each dividend payment date. Reddy Holdings had the ability to redeem the Series A Preferred Stock at its option in whole at any time or in part from time to time, subject to restrictions as defined in the Series A Preferred Stock Designation. Series A Preferred Stock holders were not entitled or permitted to vote on any matter upon which the holders of common stock are required or permitted to vote upon.

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

7.    Stock-Based Compensation

        At June 30, 2005, the Company had one stock-based employee compensation plan, the Reddy Ice Holdings, Inc. 2003 Stock Option Plan (the "Stock Option Plan"), under which stock options are granted from time to time. Effective January 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure". Under the provisions of SFAS No. 148, the Company selected the modified prospective method of adoption and therefore began recognizing stock-based employee compensation cost related to the Stock Option Plan beginning January 1, 2005, as if the fair value based accounting method had been used to account for all employee awards granted, modified, or settled since the inception of the Stock Option Plan on August 15, 2003. The Company has also recorded stock-based compensation expense related to the issuance of restricted common and preferred stock since the date of grant of August 15, 2003.

        Through December 31, 2004, the Company accounted for the Stock Option Plan under the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss) available to common stockholders for the three and six months ended June 30, 2004. The following table illustrates the effect on the net income (loss) available to common stockholders and basic and diluted earnings per share for the three and six months ended June 30, 2004 as if the Company had applied the fair value recognition provisions of stock-based compensation as described in SFAS No. 123, as amended by SFAS 148.

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	(in thousands, except per share amounts)
Net income (loss) available to common stockholders, as reported	$12,164	$(2,625)
Add: Employee stock-based compensation expense included in reported net income (loss) available to common stockholders, net of tax	26	51
Less: Total stock-based compensation expense determined under fair value based methods for all awards, net of tax	(182)	(362)

Pro forma net income (loss) available to common stockholders	$12,008	$(2,936)

Basic net income (loss) per share:
As reported	$0.89	$(0.19)

Pro forma	0.88	(0.21)

Diluted net income (loss) per share:
As reported	$0.86	$(0.19)

Pro forma	0.85	(0.21)

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

        The Company is required to apply SFAS No. 123(R) to all awards granted, modified or settled on or after the first day of the next fiscal year beginning after June 15, 2005. SFAS No. 123(R) also requires the use of either the "modified prospective method" or the "modified retrospective method."

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

        The Company plans to adopt SFAS No. 123(R) on January 1, 2006 using the modified prospective method. Management does not believe that the adoption of this standard will have a material effect on the Company's results of operations or financial position.

8.    Income Taxes

        The Company's effective tax rate differs from the federal statutory income tax rate of 35% due to state income taxes and the effect of permanent differences, primarily the non-deductible portion of the interest expense recognized on the 10 1/2% Senior Discount Notes.

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

        The Company is involved in litigation in connection with an ammonia release at its Baton Rouge, Louisiana manufacturing facility in June 2001. The case, which is a consolidation of seven lawsuits, was titled Wallace Acey, Jr., et al vs. ^Reddy Ice Corporation, is pending in the 19th Judicial District Court, Parish of East Baton Rouge, Louisiana. The plaintiffs, which were certified as a settlement class, have alleged injuries primarily consisting of inconvenience, watery eyes and offensive odors. No specific amount of damages was specified in the action. The fairness of the settlement was approved by the court on January 25, 2005. Management believes the settlement will be finalized during 2005. The Company recognized $150,000 of expense in its 2004 results related to its obligation under the settlement. Management does not believe that the final resolution of this litigation will have a material impact on the Company's business, financial condition or results of operations.

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

        The Company evaluates performance of each segment based on earnings before interest, taxes, depreciation, amortization, gain or loss on disposition of assets, impairment of assets, gain on extinguishment of debt and the cumulative effect of changes in accounting principles ("Segment EBITDA"). Segment assets are not a factor in the evaluation of performance. There were no intersegment sales during the three months and six months ended June 30, 2005 and 2004.

        Segment information for the three months ended June 30, 2005 and 2004 was as follows:

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Ice	Non-Ice	Total	Ice	Non-Ice	Total
				(as restated, see Note 13)
	(in thousands)
Revenues	$89,587	$3,536	$93,123	$83,941	$4,588	$88,529
Cost of sales (excluding depreciation)	50,908	2,191	53,099	47,330	2,519	49,849
Operating expenses	8,847	453	9,300	8,363	416	8,779

Segment EBITDA	$29,832	$892	$30,724	$28,248	$1,653	$29,901

Total assets	$575,874	$27,281	$603,155	$595,443	$33,515	$628,958

        Segment information for the six months ended June 30, 2005 and 2004 was as follows:

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Ice	Non-Ice	Total	Ice	Non-Ice	Total
				(as restated, see Note 13)
	(in thousands)
Revenues	$125,576	$6,791	$132,367	$117,522	$8,387	$125,909
Cost of sales (excluding depreciation)	80,372	4,406	84,778	73,580	4,777	78,357
Operating expenses	17,164	970	18,134	16,203	894	17,097

Segment EBITDA	$28,040	$1,415	$29,455	$27,739	$2,716	$30,455

Total assets	$575,874	$27,281	$603,155	$595,443	$33,515	$628,958

        The reconciliation of Segment EBITDA to net income (loss) for the three and six month periods ended June 30, 2005 and 2004 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(as restated, see Note 13)		(as restated, see Note 13)
	(in thousands)
Segment EBITDA	$30,724	$29,901	$29,455	$30,455
Loss on dispositions of assets	(38)	—	(187)	—
Depreciation expense related to cost of sales	(4,734)	(4,626)	(9,475)	(9,126)
Depreciation and amortization expense	(1,452)	(1,090)	(2,867)	(2,152)
Impairment of assets	(5,725)	—	(5,725)	—
Interest expense	(9,829)	(6,569)	(19,137)	(13,246)
Income tax benefit (expense)	(3,551)	(2,254)	3,151	(2,254)

Net income (loss)	$5,395	$15,362	$(4,785)	$3,677

11.    Impairment of Assets

        Due to the significant reduction in cold storage sales volumes related to a particular customer, the Company evaluated the goodwill recorded in the cold storage portion of its non-ice business segment in accordance with SFAS No. 142, "Goodwill and Other Intangibles" as of June 30, 2005. The goodwill was valued using a market valuation approach based on valuations of comparable businesses, multiples of earnings of comparable businesses and discounted cash flows. As a result of such evaluation, the Company recorded a non-cash impairment charge of $5.7 million during the three months ended June 30, 2005.

12.    Subsequent Event

        On July 19, 2005, Reddy Holdings commenced a consent solicitation for the primary purpose of amending the definition of the term "Consolidated Net Income" in the indenture governing the Discount Notes in order to exclude certain one-time costs and expenses associated with Reddy Holdings' proposed initial public offering of its common stock (see Note 6). Reddy Holdings received the requisite consents from registered holders of the Discount Notes on July 28, 2005. The payment of the $1.3 million consent fee is contingent upon the closing of the proposed initial public offering of Reddy Holdings' common stock.

13.    Restatement of Condensed Consolidated Statement of Operations

        In the process of preparing its consolidated financial statements for the year ended December 31, 2004, and in responding to comments from the SEC on the Company's Registration Statement on Form S-1 relating to the Company's contemplated initial public offering of common stock (see Note 6), the Company determined that its presentation of "cost of sales" and "gross profit", as previously reported, was not consistent with accounting principles generally accepted in the United States of America.

        Historically, the Company did not include depreciation expense related to cost of sales as a component of cost of sales and therefore had excluded it from gross profit calculations. Consistent with presentations of other companies in related industries, the Company added the caption "depreciation expense related to cost of sales" above "gross profit" in its consolidated statements of operations. In addition, the Company renamed the caption "cost of sales" to "cost of sales (excluding depreciation)" to clarify that depreciation expense attributable to cost of sales is not included in that caption. The Company has restated the accompanying consolidated statements of operations for the three and six months ended June 30, 2004 to reclassify $4.6 million and $9.1 million, respectively, from "depreciation and amortization expense" to "depreciation expense related to cost of sales", which had the effect of reducing gross profit, but did not have any effect on income from operations or net income (loss). This restatement did not affect the Company's historical consolidated balance sheets or consolidated statements of cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other information included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2004, previously filed with the Securities and Exchange Commission ("SEC"). As used in this section, "Reddy Group" refers to Reddy Ice Group, Inc., formerly known as Packaged Ice, Inc., and not its subsidiaries, and "Reddy Holdings" refers to Reddy Ice Holdings, Inc. and not its subsidiaries.

Uncertainty of Forward Looking Statements and Information

        Other than statements of historical facts, statements made in this Form 10-Q, statements made by us in periodic press releases or oral statements made by our management to analysts and stockholders and statements made in the course of presentations about our company constitute "forward-looking statements" within the meaning of such terms under the Private Securities Litigation Reform Act of 1995. We believe the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. Factors you should consider that could cause these differences are:

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

General

        Our Business.    We are the largest manufacturer and distributor of packaged ice in the United States and currently serve approximately 82,000 customer locations in 31 states and the District of Columbia. We operate in two business segments—ice products and non-ice products and operations. Ice products accounted for approximately 95% of our revenues in the six months ended June 30, 2005 and 93% of revenues in the six months ended June 30, 2004. Our ice products business consists of:

  •
  the traditional manufacture and delivery of ice from a central point of production to the point of sale; and

  •
  the installation and operation of The Ice Factory®, our proprietary equipment located in our customers' high volume locations that produces, packages and stores ice through an automated, self-contained system.

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

Labor costs, including associated payroll taxes and benefit costs but excluding non-cash stock-based compensation expense, included in operating expenses represented approximately 5% and 6% of revenues in the three months ended June 30, 2005 and 2004, respectively, and 7% and 8% of revenues in the six months ended June 30, 2005 and 2004, respectively.

        Facilities.    At June 30, 2005, we owned or operated 58 ice manufacturing facilities, 53 distribution centers, approximately 79,000 merchandisers (cold storage units installed at customer locations), approximately 3,000 Ice Factories, five refrigerated warehouses and one bottled water plant. We had a combined, rated manufacturing capacity of over 16,000 tons per day.

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

        Historically, we have not included depreciation expense related to cost of sales as a component of cost of sales and therefore had excluded it from gross profit calculations. Consistent with presentations of other companies in related industries, we added the caption "depreciation expense related to cost of sales" above "gross profit" in our consolidated statements of operations. In addition, we renamed the caption "cost of sales" to "cost of sales (excluding depreciation)" to clarify that depreciation expense attributable to cost of sales is not included in that caption. We have restated the accompanying consolidated statements of operations for the three and six months ended June 30, 2004 to reclassify $4.6 million and $9.1 million, respectively, from "depreciation and amortization expense" to "depreciation expense related to cost of sales", which had the effect of reducing gross profit, but did not have any effect on income from operations or net income (loss). This restatement did not affect our historical consolidated balance sheets or consolidated statements of cash flows.

        Management's discussion and analysis of financial condition and results of operations which follows gives effect to the restatement.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

	Three Months Ended June 30,		Change from Last Year
	2005	2004	Dollars	%
	(in thousands)
Consolidated Results
Revenues	$93,123	$88,529	$4,594	5.2
Cost of sales (excluding depreciation)	53,099	49,849	3,250	6.5
Depreciation expense related to cost of sales	4,734	4,626	108	2.3

Gross profit	35,290	34,054	1,236	3.6
Operating expenses	9,300	8,779	521	5.9
Depreciation and amortization expense	1,452	1,090	362	33.2
Loss on dispositions of assets	38	—	38	—
Impairment of assets	5,725	—	5,725	—

Income from operations	18,775	24,185	(5,410)	(22.4)
Interest expense	9,829	6,569	3,260	49.6

Income before income taxes	8,946	17,616	(8,670)	(49.2)
Income tax expense	(3,551)	(2,254)	(1,297)	(57.5)

Net income	$5,395	$15,362	$(9,967)	(64.9)

Ice Operations:
Revenues	$89,587	$83,941	$5,646	6.7
Cost of sales (excluding depreciation)	50,908	47,330	3,578	7.6
Depreciation expense related to cost of sales	4,461	4,356	105	2.4

Gross profit	34,218	32,255	1,963	6.1
Operating expenses	8,847	8,363	484	5.8
Non-Ice Operations:
Revenues	$3,536	$4,588	$(1,052)	(22.9)
Cost of sales (excluding depreciation)	2,191	2,519	(328)	(13.0)
Depreciation expense related to cost of sales	273	270	3	1.1

Gross profit	1,072	1,799	(727)	(40.4)
Operating expenses	453	416	37	8.9

        Revenues:    Revenues increased $4.6 million from the three months ended June 30, 2004 to the three months ended June 30, 2005. This increase is primarily due to the effects of the acquisitions of eight ice companies made from April 1, 2004 to November 1, 2004 (approximately $2.2 million), changes in terms under which we do business with the majority of our distributors (approximately $1.0 million), slightly higher average pricing and slightly increased volume sales. The modifications to our distributor business occurred mostly in the second quarter of 2004 and resulted in a corresponding increase in cost of sales (excluding depreciation). Partially offsetting these increases in revenues was a $1.1 million decrease in non-ice revenue, primarily due to volume decreases in our cold storage business.

        Cost of Sales Excluding Depreciation:    Cost of sales (excluding depreciation) increased $3.3 million from the three months ended June 30, 2004 to the three months ended June 30, 2005. This increase in cost of sales (excluding depreciation) is primarily due to an additional $1.1 million of costs in the three months ended June 30, 2005 associated with the ice operations acquired during 2004, a $1.0 million increase in distribution costs related to changes in terms under which we do business with the majority of our distributors and a $1.2 million net increase in other costs, primarily fuel and bag costs (primarily due to market increases in energy prices) and labor costs.

        Labor costs, including associated payroll taxes and benefit costs (including health insurance), accounted for approximately 22% of revenues in the three months ended June 30, 2005 and 2004. Cost of plastic bags represented approximately 7% and 6% of revenues in the three months ended June 30, 2005 and 2004, respectively. Fuel expenses represented approximately 3% of revenues in the three months ended June 30, 2005 and 2004. Expenses for independent third party distribution services represented approximately 6% of revenues in the three months ended June 30, 2005, as compared to 5% of revenues in the same period in 2004. Electricity expense represented approximately 5% of revenues in the three months ended June 30, 2005 and 2004.

        Depreciation Expense Related to Cost of Sales:    Depreciation expense related to cost of sales increased $0.1 million from the three months ended June 30, 2004 to the three months ended June 30, 2005 as a result of additional depreciation expense associated with new production and distribution equipment placed in service during 2004 and early 2005 and the ice operations acquired in 2004, partially offset by the effect of asset dispositions.

        Operating Expenses:    Operating expenses increased $0.5 million from the three months ended June 30, 2004 to the three months ended June 30, 2005. This increase is primarily due to the effects of the ice operations acquired in 2004 ($0.3 million) and increases in non-cash stock-based compensation expense of $0.2 million.

        Depreciation and Amortization:    Depreciation and amortization increased $0.4 million from the three months ended June 30, 2004 to the three months ended June 30, 2005. This increase is primarily due to additional amortization expense associated with the intangible assets recorded in connection with the acquisitions completed in 2004.

        Impairment of assets:    As a result of the significant reduction in cold storage sales volumes related to a particular customer, goodwill in the cold storage portion of our non-ice business segment was evaluated in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles", which resulted in an non-cash impairment charge of $5.7 million.

        Interest Expense:    Interest expense increased $3.3 million from the three months ended June 30, 2004 to the three months ended June 30, 2005, due to $2.8 million of non-cash interest expense associated with the senior discount notes issued on October 27, 2004 and the effects of higher interest rates on our variable rate debt.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

	Six Months Ended June 30,		Change from Last Year
	2005	2004	Dollars	%
	(in thousands)
Consolidated Results
Revenues	$132,367	$125,909	$6,458	5.1
Cost of sales (excluding depreciation)	84,778	78,357	6,421	8.2
Depreciation expense related to cost of sales	9,475	9,126	349	3.8

Gross profit	38,114	38,426	(312)	(0.8)
Operating expenses	18,134	17,097	1,037	6.1
Depreciation and amortization expense	2,867	2,152	715	33.2
Loss on dispositions of assets	187	—	187	—
Impairment of assets	5,725	—	5,725	—

Income from operations	11,201	19,177	(7,976)	(41.6)
Interest expense	19,137	13,246	5,891	44.5

Income before income taxes	(7,936)	5,931	(13,867)	(233.8)
Income tax benefit (expense)	3,151	(2,254)	5,405	239.8

Net income (loss)	$(4,785)	$3,677	$(8,462)	(230.1)

Ice Operations:
Revenues	$125,576	$117,522	$8,054	6.9
Cost of sales (excluding depreciation)	80,372	73,580	6,792	9.2
Depreciation expense related to cost of sales	8,926	8,589	337	3.9

Gross profit	36,278	35,353	925	2.6
Operating expenses	17,164	16,203	961	5.9
Non-Ice Operations:
Revenues	$6,791	$8,387	$(1,596)	(19.0)
Cost of sales (excluding depreciation)	4,406	4,777	(371)	(7.8)
Depreciation expense related to cost of sales	549	537	12	2.2

Gross profit	1,836	3,073	(1,237)	(40.2)
Operating expenses	970	894	76	8.5

        Revenues:    Revenues increased $6.5 million from the six months ended June 30, 2004 to the six months ended June 30, 2005. This increase was primarily due to the effects of the acquisitions of 11 ice companies made from March 1, 2004 to November 1, 2004 (approximately $3.3 million), changes in terms under which we do business with the majority of our distributors (approximately $2.1 million) and slightly higher average pricing. The modifications to our distributor business occurred mostly in the second quarter of 2004 and resulted in a corresponding increase in cost of sales (excluding depreciation). Partially offsetting these increases in revenues was a $1.6 million decrease in non-ice revenue, primarily due to volume decreases in our cold storage business.

        Cost of Sales (Excluding Depreciation):    Cost of sales (excluding depreciation) increased $6.4 million from the six months ended June 30, 2004 to the six months ended June 30, 2005. This increase in cost of sales (excluding depreciation) was primarily due to an additional $2.1 million of costs associated with the ice operations acquired during 2004, a $2.1 million increase in distribution costs related to changes in terms under which we do business with the majority of our distributors, a $0.6 million increase in health insurance costs and a $2.0 million net increase in other costs, primarily fuel and bag costs (primarily due to market increases in energy prices) and labor costs. Partially offsetting these increases was a $0.4 million reduction of costs in our non-ice operations, primarily labor costs in our cold storage operations related to decreased sales volumes. The company has put initiatives in place related to health insurance and other insurance lines which are expected to offset a portion, if not all, of the negative insurance impact noted above, which occurred during the first quarter of 2005.

        Labor costs, including associated payroll taxes and benefit costs (including health insurance), accounted for approximately 26% of revenues in the six months ended June 30, 2005 and 2004. Cost of plastic bags represented approximately 7% and 6% of revenues in the six months ended June 30, 2005 and 2004, respectively. Fuel expenses represented approximately 3% of revenues in the six months ended June 30, 2005 and 2004. Expenses for independent third party distribution services represented approximately 6% of revenues in the six months ended June 30, 2005, as compared to 4% of revenues in the same period in 2004. Electricity expense represented approximately 5% of revenues in the six months ended June 30, 2005 as compared to 6% of revenues in the six months ended June 30, 2004.

        Depreciation Expense Related to Cost of Sales:    Depreciation expense related to cost of sales increased $0.3 million from the six months ended June 30, 2004 to the six months ended June 30, 2005 as a result of additional depreciation expense associated with new production and distribution equipment placed in service during 2004 and early 2005 and the ice operations acquired in 2004, partially offset by the effect of asset dispositions.

        Operating Expenses:    Operating expenses increased $1.0 million from the six months ended June 30, 2004 to the six months ended June 30, 2005. This increase was primarily due to the effects of the ice operations acquired in 2004 (approximately $0.7 million) and increases in non-cash stock-based compensation expense of $0.5 million, partially offset by an aggregate decrease of $0.2 million in other costs (primarily as a result of decreases in accrued incentive compensation and insurance costs other than health insurance, partially offset by increased professional services and bad debt costs).

        Depreciation and Amortization:    Depreciation and amortization increased $0.7 million from the six months ended June 30, 2004 to the six months ended June 30, 2005. This increase was primarily due to additional amortization expense associated with the intangible assets recorded in connection with the acquisitions completed in 2004.

        Impairment of assets:    Due to the significant reduction in cold storage sales volumes related to a particular customer, we evaluated the goodwill recorded in the cold storage portion of our non-ice business segment in accordance with SFAS No. 142, "Goodwill and Other Intangibles" as of June 30, 2005. As a result of such evaluation, we recorded a non-cash impairment charge of $5.7 million during the three months ended June 30, 2005.

        Interest Expense:    Interest expense increased $5.9 million from the six months ended June 30, 2004 to the six months ended June 30, 2005, due to $5.6 million of non-cash interest expense associated with the senior discount notes issued on October 27, 2004 and the effects of higher interest rates on our variable rate debt.

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

        During the six months ended June 30, 2005, capital expenditures totaled $11.6 million. As we have consolidated acquisitions into the existing company infrastructure, we have identified non-core and excess assets which can be disposed of. From time to time, we also dispose of other assets which are no longer useful in our operations. As a result of dispositions of these non-core and excess assets, we realized proceeds of approximately $0.4 million in the six months ended June 30, 2005. Our net capital expenditures in the six months ended June 30, 2005 were $11.2 million.

        During 2004, we completed the acquisition of 11 small ice companies for a total cash purchase price of approximately $16.9 million. Although we have not made any acquisitions during the six months ended June 30, 2005, we will continue to evaluate acquisition opportunities as they become available. In conjunction with these evaluations, we will consider our liquidity, availability under Reddy Group's senior credit facility, mandatory principal repayments under our debt agreements and the availability of other capital resources.

Cash Flows for the Six Months Ended June 31, 2005 and 2004

        Net cash provided by operating activities was $0.2 million and $1.0 million in the six months ended June 30, 2005 and 2004, respectively. As the change in working capital is consistent from period to period, the decrease in net cash provided by operating activities from 2004 to 2005 is due to the decrease in net income of $8.5 million, offset by net increases in non-cash expenses such as depreciation and amortization, amortization of debt issue costs and impairment of assets.

        Net cash used in investing activities was $11.2 million and $11.0 million in the six months ended June 30, 2005 and 2004, respectively. The increase in net cash used in investing activities from 2004 to 2005 was due to an increase in property and equipment additions of $3.7 million, primarily related to the timing of our budgeted capital expenditures in 2005 as compared with 2004, and a decrease of $1.7 million in proceeds from dispositions, partially offset by a $5.3 million reduction in the cost of acquisitions. In the six months ended June 30, 2004, we completed six acquisitions for $5.3 million. We did not complete any acquisitions in the six months ended June 30, 2005.

        Net cash provided by financing activities was $10.0 million and $3.8 million in the six months ended June 30, 2005 and 2004, respectively. The increase is due to a $9.3 million increase in net borrowings under our revolving credit facility and the receipt of $1.8 million of proceeds from the exercise of employee stock options in the six months ended June 30, 2005, offset by a $5.4 million increase in repayments of debt, primarily due to a $5.0 million voluntary prepayment of term loans under our credit facility made during the six months ended June 30, 2005.

Long-term Debt and Other Obligations

        Overview.    At June 30, 2005, we had approximately $450.8 million of total debt outstanding as follows:

  •
  $107.4 million of Reddy Holdings' 10 1/2% senior discount notes due 2012 (net of unamortized discount of $43.6 million);

  •
  $151.2 million of Reddy Group's 8 7/8% senior subordinated notes due August 1, 2011 (net of unamortized discount of $0.8 million);

  •
  $171.9 million of outstanding term loans under Reddy Group's senior credit facility which matures on August 15, 2009;

  •
  $20.0 million of outstanding revolving credit facility balances under Reddy Group's senior credit facility which matures on August 15, 2008; and

  •
  $0.3 million of other debt.

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

  •
  equal in right of payment with any of Reddy Group's existing and future senior subordinated indebtedness; and

  •
  senior in right to any other of Reddy Group's future subordinated indebtedness, if any.

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

        On March 22, 2005 Reddy Group commenced a cash tender offer for any and all of its outstanding 8 7/8% senior subordinated notes. In connection with the tender offer Reddy Group is also soliciting consents to amend the indenture governing these notes to, among other things, eliminate substantially all of the restrictive covenants and certain events of default. The offer is subject to the satisfaction of certain conditions, including there being validly tendered and not validly withdrawn at least a majority of the aggregate principal amount of these notes outstanding and our having available funds sufficient to pay the aggregate total consideration to the holders of tendered notes from the anticipated proceeds of our borrowings under our new credit facilities and from the proposed initial public offering of our common stock. On April 13, 2005, Reddy Group announced that it had received the requisite number of consents to amend the indenture as described above. On July 18, 2005, Reddy Group extended the expiration date of the tender offer and consent solicitation to August 12, 2005 and announced that the expected total purchase price for each $1,000 principal amount note tendered will be approximately $1,113.63, which included $20 per $1,000 principal amount of each note for the consent fee. As of the close of business on July 27, 2005, tenders and consents had been received with respect to approximately 99.9% of the outstanding principal amount of the senior subordinated notes.

        Senior Discount Notes.    On October 27, 2004, Reddy Holdings issued $151.0 million in aggregate principal amount at maturity of 10 1/2% Senior Discount Notes due 2012 in a private placement offering. The senior discount notes were sold at 66.333% of the stated principal amount, which resulted in gross proceeds of $100.2 million. We used the net proceeds of the offering, together with a dividend of approximately $28.4 million from Reddy Group to redeem all of Reddy Holdings' existing series A preferred stock for approximately $99.2 million, to pay accumulated dividends on such stock as of the date of redemption in the amount of approximately $15.0 million and to pay a dividend of approximately $10.4 million to our common stockholders. In connection with these transactions, Reddy

Group made a special transaction payment of approximately $1.2 million in the aggregate to certain members of management and certain directors. In connection with the offering of notes and the related transactions, Reddy Ice Group amended its credit agreement (see "—Senior Credit Facility" below).

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

        The senior discount notes are subject to registration with the SEC pursuant to a Registration Rights Agreement (the "Rights Agreement") entered into at the time of issuance. Pursuant to the Rights Agreement, Reddy Holdings is required to, within 150 days after the issuance date, file a registration statement with the SEC to exchange the Reddy Holdings notes for new notes of Reddy Holdings having terms substantially identical in all material respects to the Reddy Holdings notes and to use its commercially reasonable efforts to cause the registration statement to be declared effective within 240 days after the issue date. The 150th day following the issuance of the Reddy Holdings notes was March 26, 2005 and, as a result of not filing the registration statement with the SEC on or prior to that date, we accrued additional interest on the Reddy Holdings notes from March 26, 2005 through April 5, 2005, the date on which the registration statement was actually filed. Such additional interest accrued at an annual rate of 0.50%. The 240th day following the issuance of the Reddy Holdings notes was June 24, 2005 and, as a result of the registration statement not having been declared effective by the SEC on or prior to that date, we have begun accruing additional interest on the Reddy Holdings notes from June 24, 2005 to the date on which the registration statement is actually declared effective. Such additional interest accrues at an annual rate of 0.50% for the first 90 days following such date, and accrues by another 0.50% thereafter until such registration statement is declared effective.

        On July 19, 2005, Reddy Holdings commenced a consent solicitation for the primary purpose of amending the definition of the term "Consolidated Net Income" in the indenture governing the Discount Notes in order to exclude certain one-time costs and expenses associated with Reddy Holdings' proposed initial public offering of its common stock (see Note 6 to our condensed consolidated financial statements). The consent fee was $12.50 per $1,000 of accreted value. As of July 19, 2005, the accreted value of the Discount Notes equaled $714.62 per $1,000 principal amount at maturity of the Discount Notes. Reddy Holdings received the requisite consents from registered holders of the Discount Notes on July 28, 2005. The payment of the consent fee of $1.3 million is contingent upon the closing of Reddy Holdings proposed initial public offering.

        Senior Credit Facility.    On August 15, 2003, Reddy Group entered into a senior credit facility in an aggregate amount of $170.0 million, with the lenders being a syndicate of banks, financial institutions and other entities, including Credit Suisse First Boston, as Administrative Agent, Canadian Imperial Bank of Commerce and Bear Stearns Corporate Lending, Inc. The credit facility provided for a six-year term loan in the amount of $135.0 million and a five-year revolving credit facility in the amount of $35.0 million. On October 17, 2003, the senior credit facility was amended to, among other things, allow for an additional term loan of $45.0 million, which contains substantially all the same terms, conditions and financial covenants as the original term loan. The combined term loan continues to amortize in quarterly installments over a five-year period in an annual aggregate amount equal to 1% of the combined term loan balance of $180.0 million, with any remaining unpaid balance to be repaid in the sixth year in equal, quarterly installments

        At June 30, 2005, we had $9.3 million of availability under the revolving credit facility, which was net of outstanding standby letters of credit of $5.7 million. The standby letters of credit are used primarily to secure certain insurance obligations. As our insurance policies are renewed in 2005, we expect to issue new standby letters of credit during the last half of 2005 for the new policy year. However, we also expect to receive some reductions in previously issued standby letters of credit related to earlier policy years.

        Principal balances outstanding under the revolving credit facility bear interest per annum, at our option, at the sum of the base rate plus the applicable margin or LIBOR plus the applicable margin. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%. The applicable margin is different for revolving and term loans and varies depending on our leverage ratio. At June 30, 2005, the weighted average interest rate of borrowings outstanding under the senior credit facility was 6.0%. Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. Reddy Group pays a quarterly fee on the average availability under our existing revolving credit facility based on an annual rate of 0.5%.

        The terms of the senior credit facility prohibit Reddy Group from paying dividends and otherwise transferring assets to Reddy Holdings, except for certain limited dividends, the proceeds of which must be used to maintain Reddy Holdings' corporate existence.

        The senior credit facility requires that, beginning in 2004, we will repay all borrowings under the revolving credit facility and maintain a zero outstanding balance for a period of 30 consecutive calendar days during each year. This requirement has not yet been fulfilled for 2005. The term loan amortizes in quarterly installments over a five-year period in an annual aggregate amount equal to 1% of the original balance, with any remaining unpaid balance to be repaid in the sixth year in equal, quarterly installments. Subject to certain conditions, mandatory repayments of the revolving credit facility and term loans are required to be made with portions of the proceeds from (1) asset sales, (2) the issuance of debt securities, (3) an initial public offering of stock of Reddy Holdings and (4) insurance and condemnation awards. In the event of a change in control, as defined in the credit agreement governing the senior credit facility, all amounts outstanding will become due and payable immediately. Furthermore, within 100 days after close of each fiscal year (beginning with the close of the 2004 fiscal year), a mandatory prepayment of the term loan is required based on a percentage of Reddy Group's annual excess cash flow, as defined in the senior credit facility. The percentage is based on Reddy Group's leverage ratio at the end of such fiscal year and ranges from 25% to 75%.

        On October 27, 2004, in connection with the offering of the senior discount notes and related transactions discussed above, the senior credit facility was amended to, among other things, modify the calculation of Reddy Group's excess cash flow for 2004 such that a mandatory prepayment based on Reddy Group's 2004 results was not required. On June 30, 2005, Reddy Group made a voluntary prepayment of the term loan in the amount of $5.0 million. Such prepayment will reduce Reddy Group's annual excess cash flow for 2005 and thereby reduce the mandatory prepayment required to be made in early 2006.

        The senior credit facility also contains financial covenants which include limitations on capital expenditures and the maintenance of certain financial ratios, as defined in the credit agreement, and is collateralized by substantially all of its assets and the capital stock of it and all of its current subsidiaries. At June 30, 2005, we were in compliance with these covenants.

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

        Based on our expected level of operations, we believe that cash flows from operations, together with available borrowings under our revolving credit facility, will be adequate to meet our future liquidity needs for at least the next twelve months. As of August 2, 2005, we had approximately $12.7 million of availability under our revolving credit facility, which reflected an outstanding balance under our revolving credit facility of $16.6 million and standby letters of credit of $5.7 million. The availability under our revolving credit facility typically decreases to its annual low point in late-April or early May of each year due to the seasonality of our business. Our cash flows from operations decline to their lowest point each March and April due to reduced sales in January and February and the need to finance seasonal increases in accounts receivable and inventories as temperatures and sales volumes begin to increase in April and May.

        Through the end of the third quarter of 2005, availability under our revolving credit facility is expected to increase significantly due to the seasonality of our business and reach a maximum of $29.3 million as the outstanding balance is fully repaid, assuming a constant balance of outstanding standby letters of credit. As noted previously, we record the majority of our sales and profits during the months of May through September and the majority of the cash generated from those operations is received in August through November. During those months in 2005, we expect to repay all amounts borrowed under our revolving credit facility in the spring, fund current capital expenditures and debt service and build up cash balances. We anticipate that a significant portion of such excess cash flow will be used in early 2006 to repay amounts outstanding under the senior credit facility as required by mandatory prepayment provisions in the senior credit facility.

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

        Impairment of Long-Lived Assets.    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The determination of recoverability of long-lived assets and certain other identifiable intangible assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition. Measurement of an impairment loss for long-lived assets and other intangible assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or net realizable value. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is evaluated using a market valuation approach based on valuations of comparable businesses, multiples of earnings of comparable businesses and discounted cash flows. As a result of the significant reduction in cold storage sales volumes related to a particular customer, goodwill in the cold storage portion of our non-ice business segment was evaluated in accordance with SFAS No. 142, which resulted in an non-cash impairment charge of $5.7 million during the three months ended June 30, 2005.

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

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment", which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non-employees.

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

        We are highly leveraged and have significant debt service obligations. As of June 30, 2005, we had total debt of approximately $450.8 million and total stockholders' equity of $81.1 million.

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

        If our subsidiaries are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on their indebtedness, or if they otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing their indebtedness (including the financial maintenance covenants in our senior credit facility), we or they could be in default under the terms of the agreements governing such indebtedness. If Reddy Group's operating performance declines in the future, Reddy Group may need to obtain waivers from the lenders under our senior credit facility to avoid being in default under that facility. If Reddy Group breaches its covenants under its senior credit facility and seeks a waiver, it may not be able to obtain a waiver from the required lenders. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under Reddy Group's senior credit facility could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against Reddy Group's assets and Reddy Group could be forced into bankruptcy or liquidation.

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

        Our ice manufacturing and cold storage operations are subject to a wide range of environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use, management and disposal of hazardous and non-hazardous materials and wastes and the cleanup of contamination. Noncompliance with such laws and regulations, or incidents resulting in environmental releases, could cause us to incur substantial costs, including cleanup costs, fines and penalties, third party claims for personal injury, investments to retrofit or upgrade our facilities and programs or curtailment of our operations. For example, our ice manufacturing and cold storage operations use refrigerants such as ammonia and freon. Some of our facilities may not be in compliance with certain freon refrigerant requirements, such as leak detection and repair, recordkeeping or reporting. In addition, the market price of freon is rising as a result of phase outs under federal laws, which could significantly increase our operating costs in the future if we are not able to obtain approved substitutes. From time to time, our use of ammonia has resulted in releases that have temporarily disrupted our manufacturing operations and resulted in lawsuits or administrative penalties. For example, we are currently in the process of settling litigation resulting from an ammonia release in June 2001 at our Baton Rouge, Louisiana facility. See Part II, Item 1—"Legal Proceedings". Material violations of, or liabilities under, environmental laws may require us to incur substantial costs which could reduce our profits, or to divert resources from ongoing environmental programs and improvements, which could delay our efforts to integrate acquisitions and upgrade our operations, or expose us to risk of further environmental liability.

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

        We may lose customers' business to competitors as a result of our limited intellectual property protection, including on The Ice Factory®.

        As the sole major ice supplier using an on-site production and delivery system at our customers' retail locations, we have enjoyed a competitive advantage over our competitors. Our proprietary Ice Factory system is preferred by certain of our high volume customers to traditional ice delivery and gives us more flexibility during peak seasons. Competitors sometimes test machines similar to The Ice Factory®. If any of our competitors are successful with the rollout of a competing system, we could lose business to these companies, which would result in decreased cash flows and results of operations.

        It is also our practice to protect certain of our proprietary materials and processes by relying on trade secrets laws and non-disclosure and confidentiality agreements. Confidentiality or trade secrets may not be maintained and others may independently develop or obtain access to such materials or processes which could adversely affect our competitive position and ability to differentiate our products and services from our competitors' offerings.

        Limitations on our ability to utilize our tax assets before they expire may negatively affect financial results.

        As of December 31, 2004, we had net operating loss carry-forwards for U.S. federal income tax purposes of approximately $109 million, of which approximately $86 million was attributable to Packaged Ice, Inc., which was acquired by Reddy Holdings on August 15, 2003 (the "Predecessor"). There are annual limitations on the utilization of the net operating loss carry-forwards generated by the Predecessor due to changes in ownership on and prior to August 15, 2003. We cannot assure you that we will be able to utilize these tax assets. Further, if our existing equity investors cease to own a majority of our common stock, then new limitations will apply to the approximately $23 million of net operating loss carry- forwards that are currently unrestricted and additional limitations may apply to the net operating loss carry-forwards generated by the Predecessor. If we are not able to utilize our tax assets in the manner or in the timeframe we anticipate, our future after-tax cash flow will be reduced.

        Any significant reduction in goodwill and other intangible assets would have an adverse effect on the value of our business.

        Our acquisitions have resulted in significant amounts of goodwill and other intangible assets. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, and intangible assets totaled approximately $304.2 million at June 30, 2005, representing approximately 50.4% of our total assets. In the future, goodwill and intangible assets may increase as a result of future acquisitions. Goodwill and intangible assets are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. The amount of any impairment must be charged to earnings. Any future determination requiring the write-off of a significant portion of the goodwill and intangible assets recorded on our balance sheet would have an adverse effect on our financial condition and results of operations.

        As a result of the significant reduction in cold storage sales volumes related to a particular customer, goodwill in the cold storage portion of our non-ice business segment was evaluated in accordance with SFAS No. 142, which resulted in an non-cash impairment charge of $5.7 million during the three months ended June 30, 2005.

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

        As of June 30, 2005, the senior credit facility had an outstanding principal balance of $191.9 million at a weighted average interest rate of 6.0% per annum. At June 30, 2005, the 30-day LIBOR rate was 3.33% and the prime rate was 6.25%. If LIBOR and the prime rate were to increase by 1% from June 30, 2005 levels, the annual increase in interest expense given our principal balances at June 30, 2005 would be approximately $1.9 million.

Item 4. Controls and Procedures

        Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the Company and its subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2005, our disclosure controls and procedures are effective to ensure that information disclosed by us in reports that we file or submit with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

        There were no changes in our internal control over financial reporting during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        We are from time to time party to legal proceedings that arise in the ordinary course of business. We do not believe that the resolution of any such threatened or pending legal proceedings will have a material adverse affect on our financial position, results of operations or liquidity.

        We are involved in litigation in connection with an ammonia release at its Baton Rouge, Louisiana manufacturing facility in June 2001. The case, which is a consolidation of seven lawsuits, was titled Wallace Acey, Jr., et al vs. Reddy Ice Corporation, is pending in the 19th Judicial District Court, Parish of East Baton Rouge, Louisiana. The plaintiffs, which were certified as a settlement class, have alleged injuries primarily consisting of inconvenience, watery eyes and offensive odors. No specific amount of damages was specified in the action. The fairness of the settlement was approved by the court on January 25, 2005. We believe the settlement will be finalized during 2005. We recognized $150,000 of expense in our 2004 results related to our obligation under the settlement. We do not believe that the final resolution of this litigation will have a material impact on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        On May 20, 2005, the stockholders of Reddy Ice Holdings, Inc. unanimously elected the following individuals to the board of directors: William P. Brick, Beth L. Bronner, Philip M. Carpenter III, Robert J. Fioretti, Andrew R. Heyer, David E. King, Douglas R. Korn, William P. Phoenix, Tracy L. Noll and Jimmy C. Weaver.

Item 5. Other Information

        None.

Item 6. Exhibits

        See Index to Exhibits on page 41.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDY ICE HOLDINGS, INC.
Date: August 3, 2005	By:	/s/ WILLIAM P. BRICK William P. Brick Chief Executive Officer
Date: August 3, 2005	By:	/s/ STEVEN J. JANUSEK Steven J. Janusek Chief Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit No.		Description
31.1	†	Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	†	Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	†	Rule 1350 Certification of Chief Executive Officer.
32.2	†	Rule 1350 Certification of Chief Financial Officer.

†
Filed herewith.

QuickLinks

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2005 TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
REDDY ICE HOLDINGS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in thousands, except share amounts)
REDDY ICE HOLDINGS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (in thousands, except per share amounts)
REDDY ICE HOLDINGS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited) (in thousands)
REDDY ICE HOLDINGS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)
PART II—OTHER INFORMATION
SIGNATURES
INDEX TO EXHIBITS