Form 10-Q
period 2005-09-30
REDDY ICE HOLDINGS INC
filed 2005-11-04
CIK 1268984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 333-110442-04

REDDY ICE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	56-2381368
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8750 N. CENTRAL EXPRESSWAY, SUITE 1800
DALLAS, TEXAS  75231

(Address of principal executive offices)

(214) 526-6740

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒(1)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of November 3, 2005 was 21,690,042.

(1)          Although the registrant has not been subject to such filing requirements for the past 90 days, it has filed all reports required to be filed by Section 15(d) of the Exchange Act during the preceding twelve months.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2005

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,767	$4,478
Accounts receivable, net	46,214	21,861
Inventories	9,747	9,435
Prepaid expenses	2,759	2,651
Assets held for sale	442	790
Deferred tax assets	2,174	2,174
Total current assets	80,103	41,389
PROPERTY AND EQUIPMENT, net	234,365	233,661
GOODWILL	214,965	220,451
OTHER INTANGIBLE ASSETS, net	83,673	93,109
OTHER ASSETS	639	10
TOTAL	$613,745	$588,620
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$70	$1,869
Notes payable	26	355
Revolving credit facility	—	5,450
Accounts payable	20,011	15,509
Accrued expenses	16,336	15,998
Dividends payable	4,507	—
Total current liabilities	40,950	39,181
LONG-TERM OBLIGATIONS	350,049	429,392
DEFERRED TAX LIABILITIES, net	31,752	37,114
COMMITMENTS AND CONTINGENCIES (Note 10)	—	—
STOCKHOLDERS’ EQUITY:
Common stock: $0.01 par value; 75,000,000 shares authorized; 21,680,742 and 13,686,150 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	217	137
Additional paid-in capital	209,752	90,077
Unearned compensation	(73)	(135)
Accumulated deficit	(19,531)	(7,146)
Accumulated other comprehensive income	629	—
Total stockholders’ equity	190,994	82,933
TOTAL	$613,745	$588,620

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(as restated see Note 14)		(as restated see Note 14)
Revenues	$126,562	$106,507	$258,929	$232,416
Cost of sales (excluding depreciation)	69,073	58,690	153,851	137,047
Depreciation expense related to cost of sales	4,716	4,726	14,191	13,851
Gross profit	52,773	43,091	90,887	81,518
Operating expenses	13,111	8,728	31,245	25,825
Depreciation and amortization expense	1,413	1,098	4,280	3,251
Loss on dispositions of assets	804	—	991	—
Impairment of assets	—	—	5,725	—
Management agreement termination fees and transaction bonuses and expenses (Note 6)	6,171	—	6,171	—
Income from operations	31,274	33,265	42,475	52,442
Other expense, net	—	12	—	12
Loss on extinguishment of debt	28,189	—	28,189	—
Interest expense	8,389	6,595	27,526	19,841
Income (loss) before income taxes	(5,304)	26,658	(13,240)	32,589
Income tax benefit (expense)	2,211	(10,130)	5,362	(12,384)
Net income (loss)	(3,093)	16,528	(7,878)	20,205
Preferred dividends	—	3,295	—	9,597
Net income (loss) available to common stockholders	$(3,093)	$13,233	$(7,878)	$10,608
Basic net income (loss) per share:
Net income (loss) available to common stockholders	$(0.17)	$0.97	$(0.52)	$0.78
Weighted average common shares outstanding	18,054	13,678	15,254	13,672
Diluted net income (loss) per share:
Net income (loss) available to common stockholders	$(0.17)	$0.92	$(0.52)	$0.74
Weighted average common shares outstanding	18,054	14,375	15,254	14,256

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional			Accumulated Other
	Number of Shares	Par Value	Paid-In Capital	Unearned Compensation	Accumulated Deficit	Comprehensive Income	Total
Balance at January 1, 2005	13,686	$137	$90,077	$(135)	$(7,146)	$—	$82,933
Amortization of unearned compensation	—	—	—	62	—	—	62
Issuance of stock and compensation expense under stock-based awards	26	—	1,760	—	—	—	1,760
Exercise of employee stock options	1,057	11	1,788	—	—	—	1,799
Issuance of common stock in connection with initial public offering and related transactions, net of issuance costs	6,912	69	116,127	—	—	—	116,196
Cash dividends declared	—	—	—	—	(4,507)	—	(4,507)
Comprehensive loss:
Net loss	—	—	—	—	(7,878)	—	(7,878)
Change in fair value of derivative	—	—	—	—	—	629	629
Total comprehensive loss	—	—	—	—	—	—	(7,249)
Balance at September 30, 2005	21,681	$217	$209,752	$(73)	$(19,531)	$629	$190,994

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,878)	$20,205
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,471	17,102
Amortization of debt issue costs and debt discounts	10,141	1,805
Loss on dispositions of assets	991	—
Impairment of assets	5,725	—
Stock-based compensation expense	1,822	125
Deferred taxes	(5,362)	12,384
Loss on extinguishment of debt	28,189	—
Change in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, inventory and prepaid expenses	(24,685)	(20,840)
Accounts payable, accrued expenses and other	4,933	1,492
Net cash provided by operating activities	32,347	32,273
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(15,749)	(12,525)
Proceeds from dispositions of property and equipment	1,936	2,268
Cost of purchases of leased assets	(2,473)	—
Cost of acquisitions	(929)	(5,653)
Net cash used in investing activities	(17,215)	(15,910)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of employee stock options	1,799	—
Proceeds from the issuance of common stock, net of issuance costs	116,196	250
Proceeds from issuance of debt	240,000	—
Deferred debt costs	(5,264)	(485)
Repayments under the credit facility, net	(5,450)	—
Repayment of long-term obligations	(348,124)	(1,397)
Net cash used in financing activities	(843)	(1,632)
NET INCREASE IN CASH AND CASH EQUIVALENTS	14,289	14,731
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,478	12,801
CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,767	$27,532
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$22,053	$21,883
Borrowings under the credit facility	$75,900	$33,750
Repayments on the credit facility	$(81,350)	$(33,750)
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Cash dividends declared, not paid	$4,507	$—
Issuance of notes payable	$88	$—
Increase in fair value of derivative	$629	$2,075
Accretion of preferred dividends	$—	$9,597

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004

1.   General

The condensed consolidated financial statements of Reddy Ice Holdings, Inc. and its wholly owned subsidiary (together, the “Company”) included herein are unaudited; however, the balance sheet as of December 31, 2004 has been derived from the audited financial statements for that date. These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As applicable under the SEC’s regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. All significant intercompany balances and transactions have been eliminated upon consolidation, and all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal and recurring nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results to be achieved for the full year.

Reddy Ice Holdings, Inc., a Delaware corporation (“Reddy Holdings”), and its wholly owned subsidiary, Cube Acquisition Corp. (“Cube”), a Texas corporation, were formed on behalf of Trimaran Fund Management LLC (“Trimaran”) and Bear Stearns Merchant Banking (“Bear Stearns”) on May 8, 2003 for the purpose of acquiring Packaged Ice, Inc. (“Packaged Ice”) and effecting certain capital transactions in connection with such acquisition. On August 15, 2003, Cube merged with and into Packaged Ice, with Packaged Ice being the surviving corporation. As a result of the merger, Packaged Ice was delisted from the American Stock Exchange. Reddy Holdings and Cube conducted no operations during the period from May 8, 2003 through August 14, 2003. In connection with the merger, Packaged Ice was renamed Reddy Ice Group, Inc. (“Reddy Group”). Reddy Holdings and its wholly owned subsidiary, Reddy Group, are referred to collectively herein as the “Company”.

On August 12, 2005, Reddy Holdings completed an initial public offering of its common stock (see Note 6). As a result of the offering, Reddy Holdings’ common shares are publicly traded on the New York Stock Exchange under the ticker symbol “FRZ”.

The Company manufactures and distributes packaged ice products and bottled water and owns and operates refrigerated warehouses. The Company is the largest manufacturer of packaged ice products in the United States. The Company serves approximately 82,000 customer locations in 31 states and the District of Columbia.

On August 2, 2005, the Company effected a 138 for 1 stock split and, in conjunction therewith, amended and restated the Company’s certificate of incorporation to increase the number of authorized shares of the Company’s common stock and preferred stock. All common share and per common share amounts in these condensed consolidated financial statements prior to August 2, 2005 have been retroactively adjusted for all periods presented to give effect to the stock split, including reclassifying an amount equal to the increase in par value from additional paid-in capital to common stock.

2.   Acquisitions

During the three months ended September 30, 2005, the Company purchased two ice companies. Including direct acquisition costs, the total acquisition consideration was $0.9 million. The total purchase

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004

price was allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair values as of the respective closing dates using valuations and other studies. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition (dollars in millions):

Total assets acquired	$0.3
Total liabilities assumed	0.0
Net assets acquired	$0.3

The excess of the aggregate purchase price over the net assets acquired of $0.6 million was allocated to goodwill ($0.2 million) and other intangible assets ($0.4 million). Other intangible assets are comprised of customer lists, which are being amortized on a straight line basis over a useful life of 15 years.

During 2004, the Company purchased 11 ice companies at various dates throughout the year for total acquisition consideration of $16.9 million. The results of operations of the 2004 acquisitions are included in the Company’s consolidated results of operations from the date of each acquisition, which ranged from March 1, 2004 to November 1, 2004. The results of operations of the 2005 acquisitions are included in the Company’s consolidated results of operations from the date of each acquisition, which occurred on August 1, 2005 and September 30, 2005. The following unaudited pro forma information presents the Company’s consolidated results of operations (i) for the three and nine months ended September 30, 2005 as if the 2005 acquisitions had all occurred on January 1, 2005 and (ii) for the three and nine months ended September 30, 2004 as if the 2004 and 2005 acquisitions had all occurred on January 1, 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Pro forma revenues	$126,746	$109,793	$259,473	$239,286
Pro forma net income (loss) available to common stockholders	$(3,112)	$14,112	$(7,985)	$11,533

3.   Inventories

Inventories consists of raw materials, supplies and finished goods. Raw materials and supplies consist of ice packaging materials, spare parts, bottled water supplies and merchandiser parts. Finished goods consist of packaged ice and bottled water. Inventories are valued at the lower of cost or market and include overhead allocations. Cost is determined using the first-in, first-out and average cost methods.

	September 30, 2005	December 31, 2004
	(in thousands)
Raw materials and supplies	$8,418	$7,584
Finished goods	1,329	1,851
Total	$9,747	$9,435

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs—an amendment of ARB No. 43,

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004

Chapter 4”. SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. This statement is effective for fiscal years beginning after July 15, 2005. The Company is currently evaluating the effect this standard could have on its results of operations and financial position.

4.   Accrued Expenses

	September 30, 2005	December 31, 2004
	(in thousands)
Accrued compensation and employee benefits, including workers compensation insurance	$8,234	$6,411
Accrued interest	890	5,740
Accrued property, sales and other taxes	2,316	806
Accrued utilities	2,329	1,191
Other accrued insurance	1,626	1,230
Other	941	620
Total	$16,336	$15,998

5.   Revolving Credit Facility and Long-Term Obligations

On August 12, 2005, Reddy Group amended and restated its credit facility with a syndicate of banks, financial institutions and other entities as lenders, including Credit Suisse First Boston, as Administrative Agent, Canadian Imperial Bank of Commerce, Bear Stearns Corporate Lending, Inc. and Lehman Brothers, Inc. (the “Credit Facility”), to increase the maximum amount of the Revolving Credit Facility to $60 million (the “Revolving Credit Facility”), provide for a $240 million term loan (the “Term Loan”), reduce the applicable margins on both the Revolving Credit Facility and Term Loan and extend the maturity of the Revolving Credit Facility to August 12, 2010 and the Term Loan to August 12, 2012. Borrowings under the Revolving Credit Facility and the Term Loan, along with proceeds from the Company’s initial public offering (see Note 6), were used to repay the previous Credit Facility, repurchase substantially all of the Company’s existing $152.0 million of 8 7/8% Senior Subordinated Notes due August 1, 2011 (the “Subordinated Notes”) and fund other related transactions. A loss on extinguishment of debt of $28.1 million was incurred in connection with these transactions. The loss was due to the payment of tender premiums and consent fees to the holders of the Subordinated Notes ($17.3 million), the write-off of deferred debt costs and original issue discount related to the Subordinated Notes and the previous Credit Facility ($10.6 million) and other fees and expense ($0.2 million).

At September 30, 2005, the Company had $53.3 million of availability under the Revolving Credit Facility, which was net of outstanding standby letters of credit of $6.7 million. The standby letters of credit are used primarily to secure certain insurance obligations.

Principal balances outstanding under the Credit Facility bear interest per annum, at Reddy Group’s option, at the sum of the base rate plus 0.75% or LIBOR plus 1.75%. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%. At September 30, 2005, the weighted average interest rate of borrowings outstanding under the Credit Facility was 5.5%. Interest on base rate loans is payable on the last day of each quarter.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004

Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. Reddy Group pays a quarterly fee on the average availability under the Revolving Credit Facility based on an annual rate of 0.5%.

The Revolving Credit Facility and Term Loan do not require any scheduled principal payments prior to their stated maturity dates. Subject to certain conditions, mandatory repayments of the Revolving Credit Facility and Term Loan (and if the Term Loan is no longer outstanding, mandatory commitment reductions of the Revolving Credit Facility) are required to be made with portions of the proceeds from (1) asset sales, (2) the issuance of debt securities and (3) insurance and condemnation awards, subject to various exceptions. In the event of a change in control, as defined in the Credit Facility, an event of default will occur under the Credit Facility. Under the Credit Facility, Reddy Holdings may only pay dividends if Reddy Group’s total leverage ratio for the most recently ended fiscal quarter is less than or equal to 3.75 to 1.0. In addition, the Credit Facility precludes Reddy Holdings and Reddy Group from declaring any dividends if an event of default under the Credit Facility has occurred and is continuing. In particular, it will be an event of default if Reddy Group’s total leverage ratio exceeds 4.0 to 1.0 or Reddy Group’s interest coverage ratio is less than 3.25 to 1.0.

The Credit Facility contains financial covenants, which include the maintenance of certain financial ratios, as defined in the Credit Facility, and is collateralized by substantially all of Reddy Group’s assets and the capital stock of all of its subsidiaries. Reddy Holdings guarantees the Credit Facility and such guarantee is secured by the capital stock of Reddy Group. At September 30, 2005, Reddy Group was in compliance with these covenants.

Effective September 12, 2005, Reddy Group entered into an interest rate hedging agreement (the “Hedge”) to fix the interest rate on a portion of its Term Loan. The Hedge has a term of three years and ten months and an initial notional balance of $220 million. The notional balance decreases by $20 million on October 12 of each of the next three years, beginning on October 12, 2006. Reddy Group pays a fixed rate of 4.431% on the notional balance outstanding and receives an amount equal to 3-month LIBOR. Any net payable or receivable amount is settled quarterly. If Reddy Group had been required to settle the Hedge as of September 30, 2005, it would have received $0.6 million. The fair value of the Hedge is included in the caption “Other Assets” in the condensed consolidated balance sheet. Changes in the fair value of the Hedge are recorded as “Other Comprehensive Income” in the condensed consolidated statement of stockholders’ equity. Reddy Group is exposed to risk of loss in the event of non-performance by the counterparty to the Hedge. However, it does not anticipate non-performance by the counterparty.

On October 27, 2004, Reddy Holdings issued $151.0 million in aggregate principal amount at maturity of 10 1/2% Senior Discount Notes due 2012 (the “Discount Notes”) in a private placement offering. The Discount Notes were sold at 66.333% of the stated principal amount, which resulted in gross proceeds of $100.2 million. Each Discount Note had an initial accreted value of $663.33 per $1,000 principal amount at maturity. The accreted value of each Discount Note will increase from the date of issuance until November 1, 2008 at a rate of 10 1/2% per annum such that the accreted value will equal the stated principal amount at maturity on November 1, 2008. Thereafter, cash interest will accrue and be payable semi-annually at a rate of 10 1/2% per annum.

The Discount Notes are unsecured obligations of Reddy Holdings and are:

•       not guaranteed by any of Reddy Holdings’ subsidiaries;

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004

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

The Discount Notes include customary covenants that restrict, among other things, Reddy Holdings’ ability to incur additional debt or issue certain preferred stock, pay dividends or redeem, repurchase or retire its capital stock or subordinated indebtedness, make certain investments, create liens, enter into arrangements that restrict dividends from its subsidiaries, merge or sell all or substantially all of its assets or enter into various transactions with affiliates. Prior to November 1, 2007, Reddy Holdings may redeem up to 35% of the principal amount of the Discount Notes at a redemption price of 110.5% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, with funds raised in equity offerings that are specified in the indenture governing the Discount Notes. On and after November 1, 2008, Reddy Holdings may redeem any or all of the Discount Notes by paying a redemption premium, which is initially 5.25% of the principal amount at maturity of the notes and declines annually to 0% for the period commencing on November 1, 2010 and thereafter. If a change of control occurs prior to November 1, 2007, Reddy Holdings may, at its option, redeem all, but not less than all, of the Discount Notes at a redemption price equal to the sum of (i) the accreted value of the notes as of the redemption date, (ii) a premium equal to 125% of one year’s coupon payment and (iii) any accrued and unpaid interest to the date of redemption. If Reddy Holdings experiences a change of control and does not elect to make the optional redemption described in the previous sentence, Reddy Holdings will be required to make an offer to repurchase the Discount Notes at a price equal to 101% of their accreted value, plus accrued and unpaid interest, if any, to the date of purchase. Reddy Holdings may also be required to make an offer to purchase the senior discount notes with proceeds of asset sales that are not reinvested in our business or used to repay other indebtedness.

The Discount Notes were subject to registration with the SEC pursuant to the Registration Rights Agreement (the “Rights Agreement”) entered into at the time of issuance. Pursuant to the Rights Agreement, Reddy Holdings was required, within 150 days after the issuance date, to file a registration statement with the SEC to exchange the Discount Notes for new notes of Reddy Holdings having terms substantially identical in all material respects to the Discount Notes and to use its commercially reasonable efforts to cause the registration statement to be declared effective within 240 days after the issuance date. The 150th day following the issuance of the Discount Notes was March 26, 2005. Reddy Holdings did not file the required registration statement until April 6, 2005 and, as a result, incurred additional interest expense from March 26, 2005 to April 6, 2005 at an annual rate of 0.50%. The 240th day following the issuance of the Discount Notes was June 24, 2005 and, as a result of the registration statement not having been declared effective by the SEC on or prior to that date, Reddy Holdings began accruing additional interest on the Reddy Holdings notes from June 24, 2005 at an annual rate of 0.50% until the registration statement was declared effective on August 26, 2005. As of September 30, 2005, $0.1 million of additional interest was accrued for payment in cash to holders of Discount Notes on November 1, 2005.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004

On July 28, 2005, Reddy Holdings obtained the requisite consents from the holders of the Discount Notes to amend the definition of “Consolidated Net Income” in the indenture governing the Discount Notes in order to exclude certain one-time costs and expenses associated with Reddy Holdings’ initial public offering of its common stock. (See Note 6).

On August 26, 2005, Reddy Holdings paid $0.4 million to purchase and retire Discount Notes with an aggregate principal amount at maturity of $0.5 million. A loss of $0.046 million was recognized in connection with this transaction.

At September 30, 2005 and December 31, 2004, long-term obligations consisted of the following:

	September 30, 2005	December 31, 2004
	(in thousands)
Credit facility—Term Loans	$240,000	$177,750
10 1/2% Senior Discount Notes	150,500	151,000
Less: Unamortized debt discount on 10 1/2% Senior Discount Notes	(40,703)	(48,957)
8 7/8% Senior Subordinated Notes	—	152,000
Less: Unamortized debt discount on 8 7/8% Senior Subordinated Notes	—	(879)
Other	322	347
Total long-term obligations	350,119	431,261
Less: Current maturities	70	1,869
Long-term obligations, net	$350,049	$429,392

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

On February 11, 2005, Reddy Holdings filed a registration statement on Form S-1 with the SEC for a proposed initial public offering (“IPO”) of its common stock. The registration statement was declared effective by the SEC on August 10, 2005 at a public offering price of $18.50 per share. A portion of the shares were sold by Reddy Holdings and a portion were sold by certain of Reddy Holdings’ stockholders. The number of shares offered by Reddy Holdings and the selling stockholders was 6,911,765 and 3,288,235, respectively. The selling stockholders also granted the underwriters a 30-day option to purchase up to 1,530,000 additional shares to cover any over-allotments. The underwriters’ over-allotment option was exercised on August 11, 2005. Reddy Holdings received proceeds from the offering, net of issuance costs, of $116.2 million on August 12, 2005.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004

On August 11, 2005, the board of directors of Reddy Holdings declared a dividend of $0.20788 per share, or $4.5 million in total, payable on October 17, 2005 to stockholders of record on September 30, 2005.

On March 17, 2005, certain employees exercised stock options granted under the Reddy Ice Holdings, Inc. 2003 Stock Option Plan (the “2003 Stock Option Plan”) to purchase 248,198 shares of Reddy Holdings’ common stock for an aggregate purchase price of approximately $1.8 million. On August 12, 2005, Reddy Holdings amended the 2003 Stock Option Plan to accelerate the schedule for vesting of time-based options, immediately vest all outstanding performance-based options, allow unvested options to be exercised for restricted stock with identical vesting schedules and provide for accelerated vesting of options upon the termination of an optionholder’s employment under certain circumstances. A charge of $0.5 million was recorded in “Operating Expenses” in the condensed consolidated statements of operations in connection with the acceleration of vesting schedules. On August 12, 2005, certain employees and directors performed a cashless exercise of stock options granted under the 2003 Stock Option Plan, which resulted in the issuance of 808,818 shares of common stock, 458,097 of which were restricted shares. In accordance with the 2003 Stock Option Plan, as amended, restricted shares vest on the following schedule: 40% on February 28, 2006, 40% on January 16, 2007 and 20% on July 1, 2007.

Also in connection with the IPO and the related transactions, the Company incurred $6.2 million of expenses related to payments to Bear Stearns and affiliates of Trimaran in connection with the termination of the management services agreement ($4.0 million), transaction bonuses to certain employees ($1.8 million) and other fees and expenses ($0.4 million). Included in the transaction bonuses is $0.5 million of compensation expense related to the issuance of 25,817 shares of common stock.

Preferred Stock.   Reddy Holdings is authorized to issue up to 25,000,000 shares of $0.01 par value preferred stock. During 2003 and 2004, Reddy Holdings issued a total of 99,075 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”). The terms of the Series A Preferred Stock were set forth in a certificate of designation (the “Series A Preferred Stock Designation”). The liquidation preference per share of the Series A Preferred Stock was equal to the sum of (a) $1,000 plus (b) the amount of all accumulated but unpaid dividends on such shares. The holders of the outstanding shares of Series A Preferred Stock immediately preceding the dividend payment date were entitled to receive dividends, as declared by the Board of Directors, at a rate per annum equal to 12% of the liquidation amount per share. All dividends were cumulative, whether or not earned or declared, accruing on a daily basis from the issue date and were payable in cash quarterly in arrears on each dividend payment date, commencing on November 15, 2003. If Reddy Holdings did not pay the cash dividends on a quarterly basis, all unpaid dividends were to be added to the liquidation amount in respect of such shares on each dividend payment date. Reddy Holdings had the ability to redeem the Series A Preferred Stock at its option in whole at any time or in part from time to time, subject to restrictions as defined in the Series A Preferred Stock Designation. Series A Preferred Stock holders were not entitled or permitted to vote on any matter upon which the holders of common stock are required or permitted to vote.

On October 27, 2004, Reddy Holdings issued $151 million in aggregate principal amount at maturity of its 10 1/2% Senior Discount Notes (see Note 5). Reddy Holdings used the net proceeds of the Discount Notes offering, together with an approximately $28.4 million dividend from Reddy Group, to redeem all of Reddy Holdings’ outstanding Series A Preferred Stock (99,175 shares) for an aggregate liquidation amount of $114.2 million and to pay a dividend of $10.4 million on its common stock. In connection with

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004

these events, Reddy Group made a special transaction payment of approximately $1.2 million in the aggregate to certain members of management and certain directors.

7.   Stock-Based Compensation

On August 8, 2005, the board of directors and stockholders of Reddy Holdings approved the Reddy Ice Holdings, Inc. Long Term Incentive and Share Award Plan (the “2005 Equity Incentive Plan”). Under the 2005 Equity Incentive Plan, up to 750,000 shares of common stock may be issued to employees, directors and certain third parties in connection with various incentive awards, including stock options, restricted stock and restricted share units. On October 18, 2005, Reddy Holdings filed a Registration Statement on Form S-8 with the SEC to cover the reoffer and resale of up to 750,000 shares of Reddy Holdings’ common stock that Reddy Holdings may issue in the future to participants in the 2005 Equity Incentive Plan.

The 2003 Stock Option Plan was amended on August 8, 2005 (see Note 6). At September 30, 2005, 56,117 shares of common stock were reserved for issuance under the 2003 Stock Option Plan. The Company does not intend to make any additional grants under this plan. Compensation expense associated with the 2003 Stock Option Plan was $0.3 million and $0.8 million for the three and nine months ended September 30, 2005, respectively, excluding the effect of the acceleration of vesting schedules discussed in Note 6. Such compensation expense was recorded in “Operating Expenses” in the consolidated statements of operations.

Effective January 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. Under the provisions of SFAS No. 148, the Company selected the modified prospective method of adoption and therefore began recognizing stock-based employee compensation cost related to the 2003 Stock Option Plan beginning January 1, 2005, as if the fair value-based accounting method had been used to account for all employee awards granted, modified or settled since the inception of the 2003 Stock Option Plan on August 15, 2003. The Company has also recorded stock-based compensation expense related to the issuance of restricted common stock and preferred stock since August 15, 2003, the date such restricted common stock and preferred stock were granted.

Through December 31, 2004, the Company accounted for the 2003 Stock Option Plan under the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income available to common stockholders for the three and nine months ended September 30, 2004. The following table illustrates the effect on net income available to common stockholders and basic and diluted earnings per share for the three and nine months ended September 30, 2004 as if the Company had applied the fair

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004

value recognition provisions of stock-based employee compensation as described in SFAS No. 123, as amended by SFAS 148.

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
	(in thousands, except per share amounts)
Net income available to common stockholders, as reported	$13,233	$10,608
Add: Employee stock-based compensation expense included in reported net income available to common stockholders, net of tax	26	78
Less: Total stock-based compensation expense determined under fair value based methods for all awards, net of tax	(218)	(580)
Pro forma net income available to common stockholders	$13,041	$10,106
Basic net income per share:
As reported	$0.97	$0.78
Pro forma	0.95	0.74
Diluted net income per share:
As reported	$0.92	$0.74
Pro forma	0.91	0.71

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non-employees.

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

The Company is required to apply SFAS No. 123(R) to all awards granted, modified or settled on or after the first day of the next fiscal year beginning after June 15, 2005. SFAS No. 123(R) also requires the use of either the “modified prospective method” or the “modified retrospective method.” Under the modified prospective method, compensation cost is recognized for all awards granted after adoption of the standard and for the unvested portion of previously granted awards that are outstanding on that date. Under the modified retrospective method, previously issued financial statements must be restated to recognize the expense amounts previously calculated and reported on a pro forma basis, as if the prior standard had been adopted. Under both methods, either the straight line or an accelerated method may be

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004

used to amortize the compensation cost associated with awards with graded vesting. The standard permits and encourages early adoption.

The Company plans to adopt SFAS No. 123(R) on January 1, 2006 using the modified prospective method. Management does not believe that the adoption of this standard will have a material effect on the Company’s results of operations or financial position.

8.   Net Income (Loss) Per Share

The computation of net income (loss) per share is based on net income (loss), after deducting any preferred stock dividends, divided by the weighted average number of shares outstanding. For the three and nine months September 30, 2005, there were 458,097 shares of dilutive securities which are not included in the computation of diluted net loss per share as their effect would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net income (loss) for basic and diluted computation:
Net income (loss)	$(3,093)	$16,528	$(7,878)	$20,205
Preferred dividends	—	3,295	—	9,597
Net income (loss) available to common shareholders	$(3,093)	$13,233	$(7,878)	$10,608
Basic net income (loss) per share:
Weighted average common shares outstanding	18,054	13,678	15,254	13,672
Net income (loss) available to common shareholders	$(0.17)	$0.97	$(0.52)	$0.78
Diluted net income (loss) per share:
Weighted average common shares outstanding	18,054	13,678	15,254	13,672
Shares issuable from assumed conversion of stock options or restricted stock	—	697	—	584
Weighted average common shares outstanding, as adjusted	18,054	14,375	15,254	14,256
Net income (loss) available to common shareholders	$(0.17)	$0.92	$(0.52)	$0.74

9.   Income Taxes

The Company’s effective tax rate differs from the federal statutory income tax rate of 35% due to state income taxes and the effect of permanent differences, primarily the non-deductible portion of the interest expense recognized on the 10½% Senior Discount Notes.

10.   Commitments and Contingencies

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004

The Company is involved in litigation in connection with an ammonia release at its Baton Rouge, Louisiana manufacturing facility in June 2001. The case, which is a consolidation of seven lawsuits, was titled Wallace Acey, Jr., et al. vs. Reddy Ice Corporation and is pending in the 19th Judicial District Court, Parish of East Baton Rouge, Louisiana. The plaintiffs, which were certified as a settlement class, have alleged injuries primarily consisting of inconvenience, watery eyes and offensive odors. No specific amount of damages was specified in the action. During 2004, the Company reached a settlement with the plaintiffs. The fairness of the settlement was approved by the court on January 25, 2005. Management believes the settlement will be finalized during 2005. The Company recognized $150,000 of expense in its 2004 results related to its obligation under the settlement. Management does not believe that the final resolution of this litigation will have a material impact on the Company’s business, financial condition or results of operations.

11.   Segment Information

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

The Company evaluates the performance of each segment based on earnings before interest, taxes, depreciation, amortization, gain or loss on disposition of assets, impairment of assets, loss on extinguishment of debt and management agreement termination fees and transaction bonuses and expenses (“Segment EBITDA”). Segment assets are not a factor in the evaluation of performance. There were no intersegment sales during the three months and nine months ended September 30, 2005 and 2004.

Segment information for the three months ended September 30, 2005 and 2004 was as follows:

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Ice	Non-Ice	Total	Ice	Non-Ice	Total
	(in thousands)
Revenues	$122,314	$4,248	$126,562	$101,162	$5,345	$106,507
Cost of sales (excluding depreciation)	66,303	2,770	69,073	55,706	2,984	58,690
Operating expenses	12,581	530	13,111	8,257	471	8,728
Other expense, net	—	—	—	12	—	12
Segment EBITDA	$43,430	$948	$44,378	$37,187	$1,890	$39,077
Total assets	$588,355	$25,390	$613,745	$601,812	$33,662	$635,474

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004

Segment information for the nine months ended September 30, 2005 and 2004 was as follows:

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Ice	Non-Ice	Total	Ice	Non-Ice	Total
	(in thousands)
Revenues	$247,890	$11,039	$258,929	$218,684	$13,732	$232,416
Cost of sales (excluding depreciation)	146,675	7,176	153,851	129,286	7,761	137,047
Operating expenses	29,745	1,500	31,245	24,460	1,365	25,825
Other expense, net	—	—	—	12	—	12
Segment EBITDA	$71,470	$2,363	$73,833	$64,926	$4,606	$69,532
Total assets	$588,355	$25,390	$613,745	$601,812	$33,662	$635,474

The reconciliation of total Segment EBITDA to net income (loss) for the three and nine month periods ended September 30, 2005 and 2004 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Segment EBITDA	$44,378	$39,077	$73,833	$69,532
Loss on dispositions of assets	(804)	—	(991)	—
Depreciation expense related to cost of sales	(4,716)	(4,726)	(14,191)	(13,851)
Depreciation and amortization expense	(1,413)	(1,098)	(4,280)	(3,251)
Impairment of assets	—	—	(5,725)	—
Management agreement termination fees and transaction bonuses and expenses	(6,171)	—	(6,171)	—
Loss on extinguishment of debt	(28,189)	—	(28,189)	—
Interest expense	(8,389)	(6,595)	(27,526)	(19,841)
Income tax benefit (expense)	2,211	(10,130)	5,362	(12,384)
Net income (loss)	$(3,093)	$16,528	$(7,878)	$20,205

12.   Impairment of Assets

Due to the significant reduction in cold storage sales volumes related to a particular customer, the Company evaluated the goodwill recorded in the cold storage portion of its non-ice business segment in accordance with SFAS No. 142, “Goodwill and Other Intangibles” as of June 30, 2005. The goodwill was valued using a market valuation approach based on valuations of comparable businesses, multiples of earnings of comparable businesses and discounted cash flows. As a result of such evaluation, the Company recorded a non-cash goodwill impairment charge of $5.7 million during the three months ended June 30, 2005.

13.   Subsequent Event

On November 3, 2005, 9,300 unrestricted common shares were granted to certain employees under the 2005 Equity Incentive Plan (see Note 7). On that same date, 682,000 restricted stock units (“RSUs”)

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004

were granted to certain employees and each of the independent directors of Reddy Holdings. Each RSU provides for the grant of one share of unrestricted common stock on the date that the vesting terms of each RSU is satisfied.

Fifty percent of each award of RSUs (the “time-vested RSUs”) will vest in four equal annual installments beginning on August 12, 2006 and continuing on August 12 of each of the following three years, provided the recipient remains employed with the Company through such vesting dates. The remaining fifty percent of each award of RSUs (the “performance-vested RSUs”) will vest in four equal annual installments beginning on August 12, 2006 and continuing on August 12 of each of the following three years, provided the recipient remains employed with the Company through such vesting dates and the applicable performance condition for the applicable vesting period is met. The performance condition for each vesting period will be based on the Company’s earned distributable cash per share (as defined in the related restricted share unit agreement) for such vesting period. Each vesting period will begin on July 1 and end on June 30 of the subsequent year. All RSUs will immediately vest in full, and shares will be distributed, at the time of a Change in Control (as defined in the 2005 Equity Incentive Plan). If in any performance period the performance condition for a subsequent performance period is achieved, performance-vested RSUs will be entitled to dividend equivalent rights in the subsequent performance period equal to the dividends which would be payable on the shares of common stock represented by the RSUs subject to vesting in that period.  Payments of such dividend equivalents will be made in cash to the holders of RSUs at the time of actual dividend payments and will not be subject to vesting.  Time-vested RSUs will not be entitled to dividend equivalent rights.

14.   Restatement of Condensed Consolidated Statement of Operations

In the process of preparing its consolidated financial statements for the year ended December 31, 2004, and in responding to comments from the SEC on the Company’s Registration Statement on Form S-1 relating to the Company’s IPO (see Note 6), the Company determined that its presentation of “cost of sales” and “gross profit”, as previously reported, was not consistent with accounting principles generally accepted in the United States of America.

Historically, the Company did not include depreciation expense related to cost of sales as a component of cost of sales and therefore had excluded it from gross profit calculations. Consistent with presentations of other companies in related industries, the Company added the caption “depreciation expense related to cost of sales” above “gross profit” in its consolidated statements of operations. In addition, the Company renamed the caption “cost of sales” to “cost of sales (excluding depreciation)” to clarify that depreciation expense attributable to cost of sales is not included in that caption. The Company restated the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2004 to reclassify $4.7 million and $13.9 million, respectively, from “depreciation and amortization expense” to “depreciation expense related to cost of sales”, which had the effect of reducing gross profit, but did not have any effect on income from operations or net income. This restatement did not affect the Company’s historical consolidated balance sheets or consolidated statements of cash flows.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other information included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2004, previously filed with the Securities and Exchange Commission (“SEC”). As used in this section, “Reddy Group” refers to Reddy Ice Group, Inc., formerly known as Packaged Ice, Inc., and not its subsidiaries, and “Reddy Holdings” refers to Reddy Ice Holdings, Inc. and not its subsidiaries.

Uncertainty of Forward Looking Statements and Information

Other than statements of historical facts, statements made in this Form 10-Q constitute “forward-looking statements” within the meaning of such term under the Private Securities Litigation Reform Act of 1995. We believe the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. Factors you should consider that could cause these differences are:

•       general economic trends and seasonality;

•       weather conditions;

•       our substantial leverage and ability to service our debt;

•       the restrictive covenants under our indebtedness;

•       availability of capital sources;

•       the ability of our subsidiaries to make distributions to us in amounts sufficient to make required interest and principal payments on our outstanding indebtedness and future dividend payments to our stockholders;

•       limitations on our ability to pursue growth opportunities as a result of our dividend policy;

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

You should not unduly rely on these forward-looking statements, as they speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events. Important factors that could cause our actual results to differ materially from our expectations are discussed elsewhere in this report.

General

Our Business.   We are the largest manufacturer and distributor of packaged ice in the United States and currently serve approximately 82,000 customer locations in 31 states and the District of Columbia. We operate in two business segments—ice products and non-ice products and operations. Ice products accounted for approximately 96% of our revenues in the nine months ended September 30, 2005 and 94% of revenues in the nine months ended September 30, 2004. Our ice products business consists of:

•       the traditional manufacture and delivery of ice from a central point of production to the point of sale; and

•       the installation and operation of The Ice Factory®, our proprietary equipment located in our customers’ high volume locations that produces, packages and stores ice through an automated, self-contained system.

Our other business segment, non-ice products and operations, consists of refrigerated warehousing for third parties and the manufacture and sale of bottled water.

Seasonality.   Our results of operations are highly seasonal, characterized by peak demand during the warmer months of May through September, with an extended peak selling season in the southern United States. As a result of this seasonality and the fixed costs in our business, the proportion of revenues earned in our ice and non-ice business segments and the ratio of costs to revenues in any given quarter are not necessarily indicative of the ratios for the full year. Revenues within specific markets can also be affected by weather conditions, with cool or rainy weather negatively impacting demand and extremely hot weather increasing our costs as we respond to excess customer demand for our products. Approximately 68%, 66% and 68% of our revenues occurred during the second and third calendar quarters in 2004, 2003 and 2002, respectively. The proportion of revenues in the second and third calendar quarters of 2003 was lower than in 2004 and 2002 primarily due to the timing of our 2003 acquisitions, which all occurred in the fourth quarter of 2003. This ratio is expected to increase to 69% to 70% in 2005 due to the results of the three months ended September 30, 2005. As a result of seasonal revenue declines and a less than proportional decline in expenses during the first and fourth quarters, we typically experience lower profit margins, resulting in losses during these periods. In addition, because a significant portion of our annual sales are generated during the second and third calendar quarters, our annual results of operations may fluctuate significantly if the weather during these periods is cool or rainy.

Revenues.   Our revenues primarily represent sales of packaged ice, packaged ice bags for use in our Ice Factory equipment, bottled water and cold storage services. There is no right of return with respect to these products or services. A portion of our revenues also represents fees earned under management agreements for Ice Factories located outside our primary territories that are recognized as earned under contract terms.

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

Operating Expenses.   Our operating expenses are costs associated with selling, general and administrative functions. These costs include executive officers’ compensation, office and administrative salaries, insurance, legal and other professional services and costs associated with leasing office space. Labor costs, including associated payroll taxes and benefit costs but excluding non-cash stock-based compensation expense, included in operating expenses represented approximately 6% and 5% of revenues in the three months ended September 30, 2005 and 2004, respectively, and 7% and 6% of revenues in the nine months ended September 30, 2005 and 2004, respectively.

Facilities.   At September 30, 2005, we owned or operated 58 ice manufacturing facilities, 53 distribution centers, approximately 79,000 merchandisers (cold storage units installed at customer locations), approximately 3,000 Ice Factories, five refrigerated warehouses and one bottled water plant. As of the same date, we had an aggregate daily ice manufacturing capacity of over 16,000 tons, the equivalent of over 4.5 million seven-pound bags of ice.

Restatement of Statements of Operations.   In the process of preparing our consolidated financial statements for the year ended December 31, 2004, and in responding to comments from the SEC on our Registration Statement on Form S-1 relating to our initial public offering of common stock, we determined that our presentation of “cost of sales” and “gross profit”, as previously reported, was not consistent with accounting principles generally accepted in the United States of America.

Historically, we have not included depreciation expense related to cost of sales as a component of cost of sales and therefore had excluded it from gross profit calculations. Consistent with presentations of other companies in related industries, we added the caption “depreciation expense related to cost of sales” above “gross profit” in our consolidated statements of operations. In addition, we renamed the caption “cost of sales” to “cost of sales (excluding depreciation)” to clarify that depreciation expense attributable to cost of sales is not included in that caption. We have restated the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2004 to reclassify $4.7 million and $13.9 million, respectively, from “depreciation and amortization expense” to “depreciation expense related to cost of sales”, which had the effect of reducing gross profit, but did not have any effect on income from operations or net income. This restatement did not affect our historical consolidated balance sheets or consolidated statements of cash flows.

Management’s discussion and analysis of financial condition and results of operations which follows gives effect to the restatement.

	Three Months Ended September 30,		Change from Last Year
	2005	2004	Dollars	%
	(in thousands)
Consolidated Results
Revenues	$126,562	$106,507	$20,055	18.8
Cost of sales (excluding depreciation)	69,073	58,690	10,383	17.7
Depreciation expense related to cost of sales	4,716	4,726	(10)	(0.2)
Gross profit	52,773	43,091	9,682	22.5
Operating expenses	13,111	8,728	4,383	50.2
Depreciation and amortization expense	1,413	1,098	315	28.7
Loss on dispositions of assets	804	—	804	—
Management agreement termination fees and transaction bonuses and expenses	6,171	—	6,171	—
Income from operations	31,274	33,265	(1,991)	(6.0)
Other expense, net	—	12	(12)	(100.0)
Loss on extinguishment of debt	28,189	—	28,189	—
Interest expense	8,389	6,595	1,794	27.2
Income before income taxes	(5,304)	26,658	(31,962)	(119.9)
Income tax benefit (expense)	2,211	(10,130)	12,341	(121.8)
Net income	$(3,093)	$16,528	$(19,621)	(118.7)
Ice Operations:
Revenues	$122,314	$101,162	$21,152	20.9
Cost of sales (excluding depreciation)	66,303	55,706	10,597	19.0
Depreciation expense related to cost of sales	4,445	4,455	(10)	(0.2)
Gross profit	$51,566	$41,001	$10,565	25.8
Operating expenses	$12,581	$8,257	$4,324	52.4
Non-Ice Operations:
Revenues	$4,248	$5,345	$(1,097)	(20.5)
Cost of sales (excluding depreciation)	2,770	2,984	(214)	(7.2)
Depreciation expense related to cost of sales	271	271	—	—
Gross profit	$1,207	$2,090	$(883)	(42.2)
Operating expenses	$530	$471	$59	12.5

Revenues:   Revenues increased $20.1 million from the three months ended September 30, 2004 to the three months ended September 30, 2005. This increase is primarily due to increased volume sales driven by more favorable weather across most of our markets this year as compared to last year and the increased demand resulting from the impact of Hurricanes Katrina and Rita, higher average pricing, the effects of the acquisitions of five ice companies from July 1, 2004 to November 1, 2004 and two acquisitions in the three months ended September 30, 2005 (approximately $2.9 million) and the effects of package sizing initiatives. Partially offsetting these increases in revenues was a $1.1 million decrease in non-ice revenue, primarily due to volume decreases in our cold storage business.

Cost of Sales (Excluding Depreciation):   Cost of sales (excluding depreciation) increased $10.4 million from the three months ended September 30, 2004 to the three months ended September 30, 2005. This increase in cost of sales (excluding depreciation) is primarily due to increases in volume sales resulting from favorable weather conditions in the current period, increases in bag and fuel costs of approximately

$2 million driven by increased energy prices, and an additional $1.7 million of costs in the three months ended September 30, 2005 associated with the ice operations acquired during 2004 and 2005.

Labor costs, including associated payroll taxes and benefit costs (including health insurance), accounted for approximately 20% and 21% of revenues in the three months ended September 30, 2005 and 2004, respectively. Cost of plastic bags represented approximately 7% and 6% of revenues in the three months ended September 30, 2005 and 2004, respectively. Fuel expenses represented approximately 3% of revenues in the three months ended September 30, 2005 and 2004. Expenses for independent third party distribution services represented approximately 5% of revenues in the three months ended September 30, 2005 and 2004. Electricity expense represented approximately 5% of revenues in the three months ended September 30, 2005 and 2004.

Depreciation Expense Related to Cost of Sales:   Depreciation expense related to cost of sales decreased $0.01 million from the three months ended September 30, 2004 to the three months ended September 30, 2005 as a result of the effect of asset dispositions, offset by additional depreciation expense associated with new production and distribution equipment placed in service during late 2004 and 2005 and the ice operations acquired in 2004 and 2005.

Operating Expenses:   Operating expenses increased $4.4 million from the three months ended September 30, 2004 to the three months ended September 30, 2005. This increase is primarily due to increased levels of incentive compensation ($2.5 million), the effects of ice operations acquired in late 2004 (approximately $0.2 million), increases in non-cash stock-based compensation expense of $0.7 million and an $1.0 million increase in other costs, primarily professional services, insurance and bad debt.

Depreciation and Amortization:   Depreciation and amortization increased $0.3 million from the three months ended September 30, 2004 to the three months ended September 30, 2005. This increase is primarily due to additional amortization expense associated with the intangible assets recorded in connection with the acquisitions completed in 2004.

Management Agreement Termination Fees and Transaction Bonuses and Expenses:   In connection with our initial public offering and the related transactions in August 2005, we recorded expenses of $6.2 million. These charges were related to payments to our majority owners to terminate the management services agreement ($4.0 million), transaction bonuses to certain employees ($1.8 million) and other fees and expenses ($0.4 million).

Loss on extinguishment of debt:   In connection with the our initial public offering in the three months ended September 30, 2005, we redeemed substantially all of our 8 7/8% senior subordinated notes in connection with a tender offer and consent solicitation and repaid all balances outstanding under our credit facility. We incurred a loss of $28.1 million in connection with these repayments, due to tender premiums and consent fees paid to holders of the 8 7/8% senior subordinated notes ($17.3 million), the write-off of deferred debt costs and original issue discount related to the 8 7/8% senior subordinated notes and the credit facility ($10.6 million) and other fees and expenses ($0.2 million). Additionally, during the three months ended September 30, 2005, we paid $0.4 million to purchase and retire 10½% Senior Discount Notes due 2012 (the “Discount Notes”) with an aggregate principal amount at maturity of $0.5 million. A loss of $0.046 million was recognized in connection with this transaction.

Interest Expense:   Interest expense increased $1.8 million from the three months ended September 30, 2004 to the three months ended September 30, 2005, due to $3.0 million of non-cash interest expense associated with the Discount Notes issued on October 27, 2004, higher average outstanding balances under our credit facility, the effects of higher interest rates on our variable rate debt, offset by the effect of the redemption of the 8 7/8% senior subordinated notes on August 15, 2005.

	Nine Months Ended September 30,		Change from Last Year
	2005	2004	Dollars	%
	(in thousands)
Consolidated Results
Revenues	$258,929	$232,416	$26,513	11.4
Cost of sales (excluding depreciation)	153,851	137,047	16,804	12.3
Depreciation expense related to cost of sales	14,191	13,851	340	2.5
Gross profit	90,887	81,518	9,369	11.5
Operating expenses	31,245	25,825	5,420	21.0
Depreciation and amortization expense	4,280	3,251	1,029	31.7
Loss on dispositions of assets	991	—	991	—
Impairment of assets	5,725	—	5,725	—
Management termination fees and transaction bonuses and expenses	6,171	—	6,171	—
Income from operations	42,475	52,442	(9,967)	(19.0)
Other expense, net	—	12	(12)	(100.0)
Loss on extinguishment of debt	28,189	—	28,189	—
Interest expense	27,526	19,841	7,685	38.7
Income before income taxes	(13,240)	32,589	(45,829)	(140.6)
Income tax benefit (expense)	5,362	(12,384)	17,746	143.3
Net income	$(7,878)	$20,205	(28,083)	(139.0)

	Nine Months Ended September 30,		Change from Last Year
	2005	2004	Dollars	%
	(in thousands)
Ice Operations:
Revenues	$247,890	$218,684	$29,206	13.4
Cost of sales (excluding depreciation)	146,675	129,286	17,389	13.5
Depreciation expense related to cost of sales	13,373	13,043	330	2.5
Gross profit	$87,842	$76,355	$11,487	15.0
Operating expenses	$29,745	$24,460	$5,285	21.6
Non-Ice Operations:
Revenues	$11,039	$13,732	$(2,693)	(19.6)
Cost of sales (excluding depreciation)	7,176	7,761	(585)	(7.5)
Depreciation expense related to cost of sales	818	808	10	1.2
Gross profit	$3,045	$5,163	$(2,118)	(41.0)
Operating expenses	$1,500	$1,365	$135	9.9

Revenues:   Revenues increased $26.5 million from the nine months ended September 30, 2004 to the nine months ended September 30, 2005. This increase was primarily due to increased volume sales, primarily in the third quarter of 2005, due to more favorable weather in most of our markets and increased demand resulting from the impact of Hurricanes Katrina and Rita, the effects of package sizing initiatives, higher average pricing, the effects of the acquisitions of 11 ice companies made from March 1, 2004 to

November 1, 2004 and in the 3 months ended September 30, 2005 (approximately $5.7 million) and changes in terms under which we do business with the majority of our distributors (approximately $2.6 million). The modifications to our distributor business occurred mostly in the second quarter of 2004 and resulted in a corresponding increase in cost of sales (excluding depreciation). Partially offsetting these increases in revenues was a $2.7 million decrease in non-ice revenue, primarily due to volume decreases in our cold storage business.

Cost of Sales (Excluding Depreciation):   Cost of sales (excluding depreciation) increased $16.8 million from the nine months ended September 30, 2004 to the nine months ended September 30, 2005. This increase in cost of sales (excluding depreciation) was primarily due to the increased volume sales referred to above, approximately $3.6 million of additional costs associated with the ice operations acquired during 2004 and 2005, a $2.6 million increase in distribution costs related to changes in terms under which we do business with the majority of our distributors, a $0.3 million increase in health insurance costs and a $3.6 million increase in other costs such as fuel, bags and electricity due to market increases in energy prices. Partially offsetting these increases was a $0.6 million reduction of costs in our non-ice operations, primarily labor costs in our cold storage operations related to decreased sales volumes. The company has put initiatives in place related to health insurance and other insurance lines which, by year end 2005, are expected to offset a portion, if not all, of the negative insurance impact noted above, which occurred during the first quarter of 2005.

Labor costs, including associated payroll taxes and benefit costs (including health insurance), accounted for approximately 23% and 24% of revenues in the nine months ended September 30, 2005 and 2004, respectively. Cost of plastic bags represented approximately 7% and 6% of revenues in the nine months ended September 30, 2005 and 2004, respectively. Fuel expenses represented approximately 3% of revenues in the nine months ended September 30, 2005 and 2004. Expenses for independent third party distribution services represented approximately 6% of revenues in the nine months ended September 30, 2005, as compared to 5% of revenues in the same period in 2004. Electricity expense represented approximately 5% of revenues in the nine months ended September 30, 2005 and 2004.

Depreciation Expense Related to Cost of Sales:   Depreciation expense related to cost of sales increased $0.3 million from the nine months ended September 30, 2004 to the nine months ended September 30, 2005 as a result of additional depreciation expense associated with new production and distribution equipment placed in service during 2004 and early 2005 and the ice operations acquired in 2004, partially offset by the effect of asset dispositions.

Operating Expenses:   Operating expenses increased $5.4 million from the nine months ended September 30, 2004 to the nine months ended September 30, 2005. This increase was primarily due to increased levels of incentive compensation ($1.8 million), the effects of the ice operations acquired in 2004 (approximately $0.5 million), an increase in non-cash stock-based compensation expense of $1.2 million, and $1.9 million of increases in other costs, insurance costs, professional services and bad debt costs.

Depreciation and Amortization:   Depreciation and amortization increased $1.0 million from the nine months ended September 30, 2004 to the nine months ended September 30, 2005. This increase was primarily due to additional amortization expense associated with the intangible assets recorded in connection with the acquisitions completed in 2004.

Impairment of Assets:   Due to the significant reduction in cold storage sales volumes related to a particular customer, we evaluated the goodwill recorded in the cold storage portion of our non-ice business segment in accordance with SFAS No. 142, “Goodwill and Other Intangibles” as of June 30, 2005. As a result of such evaluation, we recorded a non-cash impairment charge of $5.7 million during the three months ended June 30, 2005.

Management Agreement Termination Fees and Transaction Bonuses and Expenses:   In connection with our initial public offering and the related transactions in August 2005, we recorded expenses of $6.2 million. These charges were related to payments to our majority owners to terminate the management services agreement ($4.0 million), transaction bonuses to certain employees ($1.8 million) and other fees and expenses ($0.4 million).

Loss on Extinguishment of Debt:   In connection with the our initial public offering in the three months ended September 30, 2005, we redeemed substantially all of our 8 7/8% senior subordinated notes in connection with a tender offer and consent solicitation and repaid all balances outstanding under our credit facility. We incurred a loss of $28.1 million in connection with these repayments due to tender premiums and consent fees paid to the holders of the 8 7/8% senior subordinated notes ($17.3 million), the write-off of deferred debt costs and original issue discount related to the 8 7/8% senior subordinated notes and the credit facility ($10.6 million) and other fees and expenses ($0.2 million). Additionally, during the three months ended September 30, 2005, we paid $0.4 million to purchase and retire 10½% Senior Discount Notes with an aggregate principal amount at maturity of $0.5 million. A loss of $0.046 million was recognized in connection with this transaction.

Interest Expense:   Interest expense increased $7.7 million from the nine months ended September 30, 2004 to the nine months ended September 30, 2005, due to $8.6 million of non-cash interest expense associated with the Discount Notes issued on October 27, 2004, higher average outstanding balances under our credit facility and the effects of higher interest rates on our variable rate debt, offset by the effect of the redemption of the 8 7/8% senior subordinated notes on August 15, 2005.

Subsequent Event

On November 3, 2005, 9,300 unrestricted common shares were granted to certain employees under the Reddy Ice Holdings, Inc. Long Term Incentive and Share Award Plan (the “2005 Equity Incentive Plan”). On that same date, 682,000 restricted stock units (“RSUs”) were granted to certain employees and each of the independent directors of Reddy Holdings. Each RSU provides for the grant of one share of unrestricted common stock on the date that the vesting terms of each RSU is satisfied.

Fifty percent of each award of RSUs (the “time-vested RSUs”) will vest in four equal annual installments beginning on August 12, 2006 and continuing on August 12 of each of the following three years, provided the recipient remains employed with the Company through such vesting dates. The remaining fifty percent of each award of RSUs (the “performance-vested RSUs”) will vest in four equal annual installments beginning on August 12, 2006 and continuing on August 12 of each of the following three years, provided the recipient remains employed with the Company through such vesting dates and the applicable performance condition for the applicable vesting period is met. The performance condition for each vesting period will be based on the Company’s earned distributable cash per share (as defined in the related restricted share unit agreement) for such vesting period. Each vesting period will begin on July 1 and end on June 30 of the subsequent year. All RSUs will immediately vest in full, and shares will be distributed, at the time of a Change in Control (as defined in the 2005 Equity Incentive Plan).  If in any performance period the performance condition for a subsequent performance period is achieved, performance-vested RSUs will be entitled to dividend equivalent rights in the subsequent performance period equal to the dividends which would be payable on the shares of common stock represented by the RSUs subject to vesting in that period.  Payments of such dividend equivalents will be made in cash to the holders of RSUs at the time of actual dividend payments and will not be subject to vesting.  Time-vested RSUs will not be entitled to dividend equivalent rights.

Liquidity and Capital Resources

In connection with our IPO, and effective upon its consummation, Reddy Group amended and restated its credit facility. The credit facility consists of a $240.0 million term loan facility and a $60.0 million revolving credit facility. The amended and restated credit facility permits, among other things, greater availability for the payment of dividends under the restricted payments covenant. The net proceeds of the IPO of approximately $116.2 million and borrowings of $240.0 million under the term loan facility and $16.0 million under the revolving credit facility were used to repay borrowings and accrued interest under the Company’s existing credit facilities of $184.5 million and repurchase Reddy Group’s $152.0 million aggregate principal amount of 8 7/8% senior subordinated notes due 2011, at a price equal to 111.36% of the principal amount tendered.

Our board of directors adopted a dividend policy that became effective upon the closing of our IPO. Our dividend policy reflects an intention to distribute as regular quarterly dividends to our stockholders a substantial portion of the cash generated by our business in excess of our expected cash needs and other possible uses. These expected cash needs include operating expenses and working capital requirements, cash interest and principal payments on our indebtedness, capital expenditures, incremental costs associated with being a public company and cash income taxes. The Company’s board of directors has adopted a dividend policy reflecting an intention to distribute a substantial portion of the cash generated by its business in excess of operating expenses and working capital requirements, interest and principal payments on its indebtedness, capital expenditures, incremental costs associated with being a public company and taxes as regular quarterly dividends to its stockholders. The Company expects to continue to pay quarterly dividends at an annual rate of $1.53 per share through at least September 30, 2006. While the Company intends to pay regular quarterly dividends pursuant to its dividend policy, all subsequent dividends may be declared by the Company’s board of directors at its discretion. On August 12, 2005 our board of directors declared a partial quarterly dividend for the period from August 12, 2005 to September 30, 2005 in the amount of $0.20788 per share, reflecting an annual dividend rate of $1.53 per share, or an aggregate of approximately $4.5 million, which was paid on October 17, 2005 to stockholders of record as of September 30, 2005.

We generate cash from the sale of packaged ice through traditional delivery methods, by which we manufacture, package and store ice at a central facility and transport it to our customers’ retail locations when needed, and through Ice Factories, which manufacture, package and store ice in our customers’ retail locations. Our primary uses of cash are (a) cost of sales, (b) operating expenses, (c) dividends on our common stock, (d) debt service, (e) capital expenditures related to replacing and modernizing the capital equipment in our traditional ice plants and acquiring and installing additional Ice Factories and (f) acquisitions. Historically, we have financed our capital and working capital requirements, including our acquisitions, through a combination of cash flows from operations, borrowings under our revolving credit facilities and operating leases.

Our ability to generate cash from our operations is subject to weather and general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. As a result, we cannot assure you that our business will generate sufficient cash flow from operations in amounts sufficient to enable us to pay dividends, service our debt and to fund our other liquidity needs. If we do not have sufficient liquidity, we will have to take actions such as reducing or delaying strategic acquisitions, investments and joint ventures, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all. In addition, the terms of existing or future debt instruments may restrict us from adopting some of these alternatives.

During the nine months ended September 30, 2005, capital expenditures totaled $15.7 million. As we have consolidated acquisitions into the existing company infrastructure, we have identified non-core and excess assets which can be disposed of. From time to time, we also dispose of other assets which are no longer useful in our operations. As a result of dispositions of these non-core and excess assets, we realized proceeds of approximately $1.9 million in the nine months ended September 30, 2005. Our net capital expenditures in the nine months ended September 30, 2005 were $13.8 million.

In 2004, we completed the acquisition of 11 small ice companies for a total cash purchase price of approximately $16.9 million. Through the nine months ended September 30, 2005, we have completed the acquisition of two ice companies and purchased certain leased real estate assets for a total cash purchase price of approximately $3.4 million. We will continue to evaluate acquisition opportunities as they become available. In conjunction with these evaluations, we will consider our liquidity, availability under Reddy Group’s senior credit facility, mandatory principal payments under our debt agreements and the availability of other capital resources.

Cash Flows for the Nine Months Ended September 30, 2005 and 2004

Net cash provided by operating activities was $32.3 million in the nine months ended September 30, 2005 and 2004. Cash provided by operations was up approximately $6.2 million due to increased revenues and the related income on those sales. Offsetting this increase was $6.2 million of expenses associated with certain transactions related to our initial public offering, primarily the termination of a monitoring and management services agreement and transaction bonuses paid to certain employees.

Net cash used in investing activities was $17.2 million and $15.9 million in the nine months ended September 30, 2005 and 2004, respectively. The increase in net cash used in investing activities from 2004 to 2005 was due to an increase in property and equipment additions of $3.2 million, primarily related to the timing of our budgeted capital expenditures in 2005 as compared with 2004, and a decrease of $0.3 million in proceeds from dispositions, partially offset by a $2.3 million reduction in the cost of acquisitions and lease purchases. In the nine months ended September 30, 2004, we completed seven acquisitions for $5.7 million. In the nine months ended September 30, 2005, we completed two acquisitions of ice companies and purchased certain leased real estate for $3.4 million.

Net cash used by financing activities was $0.8 million and $1.6 million in the nine months ended September 30, 2005 and 2004, respectively. The decrease was primarily due to the receipt of $9.6 million of excess cash proceeds from our initial public offering and $1.8 million of proceeds from stock option exercises in the current year, partially offset by increased principal repayments of $11.0 million on our revolving credit facility and term loans.

Long-term Debt and Other Obligations

Overview.   At September 30, 2005, we had approximately $350.1 million of total debt outstanding as follows:

•       $240.0 million of outstanding term loans under Reddy Group’s senior credit facility which matures on August 12, 2012;

•       $109.8 million of Reddy Holdings’ 10½% senior discount notes due 2012 (net of unamortized discount of $40.7 million);

•       $0.3 million of other debt.

Senior Credit Facility.   On August 12, 2005, Reddy Group amended and restated its credit facility with a syndicate of banks, financial institutions and other entities as lenders, including Credit Suisse First Boston, as Administrative Agent, Canadian Imperial Bank of Commerce, Bear Stearns Corporate Lending, Inc. and Lehman Brothers, Inc. (the “Credit Facility”), primarily to increase the maximum amount of the Revolving Credit Facility to $60 million (the “Revolving Credit Facility”), provide for a single $240 million term loan (the “Term Loan”), reduce the applicable margins on both the Revolving Credit Facility and Term Loan and extend the maturities of the Revolving Credit Facility to August 12, 2010 and the Term Loan to August 12, 2012. Borrowings under the Revolving Credit Facility and Term Loan, along with proceeds from the Company’s initial public offering (see Note 6 to our condensed consolidated financial statements), were used to repay Reddy Group’s previous Credit Facility, repurchase substantially all of the Company’s existing $152.0 million of 8 7/8% Senior Subordinated Notes due August 1, 2011 and fund other related transactions.

At September 30, 2005, the Company had $53.3 million of availability under the Revolving Credit Facility, which was net of outstanding standby letters of credit of $6.7 million. The standby letters of credit are used primarily to secure certain insurance obligations.

Principal balances outstanding under the Credit Facility bear interest per annum, at Reddy Group’s option, at the sum of the base rate plus 0.75% or LIBOR plus 1.75%. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%. At September 30, 2005, the weighted average interest rate of borrowings outstanding under the Credit Facility was 5.5%. Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. Reddy Group pays a quarterly fee on the average availability under the Revolving Credit Facility based on an annual rate of 0.5%.

The Revolving Credit Facility and Term Loan do not require any scheduled principal payments prior to their stated maturity dates. Subject to certain conditions, mandatory repayments of the Revolving Credit Facility and Term Loan (and if the Term Loan is no longer outstanding, mandatory commitment reductions of the Revolving Credit Facility) are required to be made with portions of the proceeds from (1) asset sales, (2) the issuance of debt securities and (3) insurance and condemnation awards, subject to various exceptions. In the event of a change in control, as defined in the Credit Facility. Under the Credit Facility, Reddy Holdings may only pay dividends if Reddy Group’s total leverage ratio for the most recently ended fiscal quarter is less than or equal to 3.75 to 1.0. In addition, the Credit Facility precludes Reddy Holdings and Reddy Group from declaring any dividends if an event of default under the Credit Facility has occurred and is continuing. In particular, it will be an event of default if Reddy Group’s total leverage ratio exceeds 4.0 to 1.0 or Reddy Group’s interest coverage ratio is less than 3.25 to 1.0.

The Credit Facility contains financial covenants, which include the maintenance of certain financial ratios, as defined in the Credit Facility, and is collateralized by substantially all of Reddy Group’s assets and the capital stock of all of its subsidiaries. Reddy Holdings guarantees the Credit Facility and such guarantee is secured by the capital stock of Reddy Group. At September 30, 2005, Reddy Group was in compliance with these covenants.

Effective September 12, 2005, Reddy Group entered into an interest rate hedging agreement (the “Hedge”) to fix the interest rate on a portion of its Term Loan. The Hedge has a term of three years, ten months and an initial notional balance of $220 million. The notional balance decreases by $20 million on October 12 of each of the next three years, beginning on October 12, 2006. Reddy Group pays a fixed rate of 4.431% on the notional amount and receives an amount equal to 3-month LIBOR. Any net payable or receivable amount is settled quarterly. If Reddy Group had been required to settle the Hedge as of September 30, 2005, it would have received $0.6 million. Reddy Group is exposed to risk of loss in the event of non-performance by the counterparty to the Hedge. However it does not anticipate non-performance by the counterparty.

Senior Discount Notes.   On October 27, 2004, Reddy Holdings issued $151.0 million in aggregate principal amount at maturity of 10½% Senior Discount Notes due 2012 in a private placement offering. The senior discount notes were sold at 66.333% of the stated principal amount, which resulted in gross proceeds of $100.2 million. We used the net proceeds of the offering, together with a dividend of approximately $28.4 million from Reddy Group, to redeem all of Reddy Holdings’ existing series A preferred stock for approximately $99.2 million, to pay accumulated dividends on such stock as of the date of redemption in the amount of approximately $15.0 million and to pay a dividend of approximately $10.4 million to our common stockholders. In connection with these transactions, Reddy Group made a special transaction payment of approximately $1.2 million in the aggregate to certain members of management and certain directors. In connection with the offering of notes and the related transactions, Reddy Ice Group amended its credit agreement (see “—Senior Credit Facility” above).

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

The senior discount notes include customary covenants that restrict, among other things, Reddy Holdings’ ability to incur additional debt or issue certain preferred stock, pay dividends or redeem, repurchase or retire our capital stock or subordinated indebtedness, make certain investments, create liens, enter into arrangements that restrict dividends from our subsidiaries, merge or sell all or substantially all of its assets or enter into various transactions with affiliates. Prior to November 1, 2007, we may redeem up to 35% of the principal amount of the senior discount notes at a redemption price of 110.5% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, with funds raised in equity offerings that are specified in the indenture governing the senior discount notes. On and after November 1, 2008, we may redeem any or all of the senior discount notes by paying a redemption premium, which is initially 5.25% of the principal amount at maturity of the notes, and declines annually to 0% for the period commencing on November 1, 2010 and thereafter. If a change of control occurs prior to November 1, 2007, we may, at our option, redeem all, but not less than all, of the senior discount notes at a redemption price equal to the sum of (i) the accreted value of the notes as of the redemption date, (ii) a premium equal to 125% of one year’s coupon payment and (iii) any accrued and unpaid interest to the date of redemption. If we experience a change of control and do not elect to make the optional redemption described in the previous sentence, we will be required to make an offer to repurchase the senior discount notes at a price equal to 101% of their accreted value, plus accrued and unpaid interest, if any, to the date of purchase. We may also be required to make an offer to purchase the senior discount notes with proceeds of asset sales that are not reinvested in our business or used to repay other indebtedness.

The senior discount notes were subject to registration with the SEC pursuant to the Registration Rights Agreement (the “Rights Agreement”) entered into at the time of issuance. Pursuant to the Rights Agreement, Reddy Holdings was required, within 150 days after the issuance date, to file a registration statement with the SEC to exchange the senior discount notes for new notes of Reddy Holdings having terms substantially identical in all material respects to the senior discount notes and to use its commercially reasonable efforts to cause the registration statement to be declared effective within 240 days after the issuance date. The 150th day following the issuance of the senior discount notes was March 26, 2005. Reddy Holdings did not file the required registration statement until April 6, 2005 and, as a result, incurred additional interest expense from March 26, 2005 to April 6, 2005 at an annual rate of 0.50%. The 240th day following the issuance of the Reddy Holdings notes was June 24, 2005 and, as a result of the registration statement not having been declared effective by the SEC on or prior to that date, Reddy Holdings began accruing additional interest on the Reddy Holdings notes from June 24, 2005. Such additional interest accrued at an annual rate of 0.50% for the first 90 days following such date, and accrued by an additional 0.50% thereafter until such registration statement was declared effective on August 26, 2005. As of September 30, 2005, $0.1 million of additional interest was accrued for payment in cash to the holders of Discount Notes on November 1, 2005.

On July 28, 2005, the Company obtained the requisite consents from the holders of the senior discount notes to amend the definition of “Consolidated Net Income” in the indenture governing the senior discount notes in order to exclude certain one-time costs and expenses associated with the Company’s initial public offering of its common stock (see Note 6 to our condensed consolidated financial statements).

On August 26, 2005, Reddy Holdings paid $0.4 million to purchase and retire senior discount notes with an aggregate principal amount at maturity of $0.5 million. A loss of $0.046 million was recognized in connection with this transaction.

Debt and Capital Leases

The table below summarizes the future payments due under our significant contractual obligations as of September 30, 2005:

	Total	Less than one year	2006 to 2007	2008 to 2009	2010 and thereafter
	(in millions)
Long-term debt(1)	$513.7	$3.8	$29.5	$47.4	$433.0
Operating leases	27.7	2.3	14.0	6.9	4.5
Purchase obligations(2)	26.0	1.5	7.5	7.5	9.5
Total contractual obligations	$567.4	$7.6	$51.0	$61.8	$447.0

(1)   Includes estimated cash interest to be paid over the remaining terms of the debt.

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

Impairment of Long-Lived Assets.   In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The determination of recoverability of long-lived assets and certain other identifiable intangible assets are based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition. Measurement of an impairment loss for long-lived assets and other intangible assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or net realizable value. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is evaluated using a market valuation approach based on valuations of comparable businesses, multiples of earnings of comparable businesses and discounted cash flows. As a result of the significant reduction in cold storage sales volumes related to a particular customer, goodwill in the cold storage portion of our non-ice business segment was evaluated in accordance with SFAS No. 142, which resulted in an non-cash impairment charge of $5.7 million during the three months ended June 30, 2005.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148. Under the provisions of SFAS No. 148, we have selected the modified prospective method of adoption; therefore, we will recognize stock-based employee compensation cost beginning January 1, 2005 as if the fair value based accounting method had been used to account for all employee and director awards granted, modified or settled since the merger on August 15, 2003.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non-employees.

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

We are required to apply SFAS No. 123(R) to all awards granted, modified or settled on or after the first day of our next fiscal year beginning after June 15, 2005. We are also required to use either the “modified prospective method” or the “modified retrospective method.” Under the modified prospective method, compensation cost is recognized for all awards granted after adoption of the standard and for the unvested portion of previously granted awards that are outstanding on that date. Under the modified retrospective method, previously issued financial statements must be restated to recognize the expense amounts previously calculated and reported on a pro forma basis, as if the prior standard had been adopted. Under both methods, either the straight line or an accelerated method may be used to amortize the compensation cost associated with awards with graded vesting. The standard permits and encourages early adoption.

We plan to adopt SFAS No. 123(R) on January 1, 2006 using the modified prospective method. We do not believe that the adoption of this standard will have a material effect on our results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. This statement is effective for fiscal years beginning after July 15, 2005. We are currently evaluating the effect this standard could have on our results of operations and financial position.

General Economic Trends and Seasonality

Our results of operations are generally affected by the economic trends in our market area, but results to date have not been significantly impacted by inflation. If we experience an extended period of high inflation, which affects multiple expense items, we believe that we will be able to pass on these higher costs to our customers.

The ice business is highly seasonal, with the bulk of demand coming in the warmer spring and summer months. We experience seasonal fluctuations in our net sales and profitability. We make a disproportionate amount of our sales in the second and third calendar quarters. We also typically have net income in these same periods, whereas we typically experience net losses in the first and fourth calendar quarters. We incurred a loss in the third quarter of 2005 as a direct result of costs incurred in connection with the initial public offering of our common stock and the related transactions. We believe that over two-thirds of our revenues will occur during the second and third calendar quarters when the weather conditions are generally warmer and demand is greater, while less than one-third of our revenues will occur during the first and fourth calendar quarters when the weather is generally cooler. This belief is consistent with historical trends. As a result of seasonal revenue declines and the lack of proportional corresponding expense decreases, we will most likely experience lower profit margins and even losses during the first and fourth calendar quarters. In addition, because our operating results depend significantly on sales during our peak season, our quarterly results of operations may fluctuate significantly as a result of adverse weather during this peak selling period if the weather is unusually cool or rainy on a more national or regional basis.

Risks Relating to Our Business

The seasonal nature of the ice business results in losses and lower profit margins in the first and fourth quarters of the year.

We experience significant seasonal fluctuations in our net sales and profitability. We make a disproportionate amount of our sales in the second and third calendar quarters when the weather is generally warmer, which results in an increased demand for ice. We also earn our net income during these same periods. As a result of seasonal revenue declines and the lack of a corresponding decrease in expenses, we experience net losses and materially lower profit margins during the first and fourth calendar quarters. Variations in demand could have a material adverse effect on the timing of our cash flows and therefore limit our ability to timely service our obligations with respect to our indebtedness and to pay dividends. In addition, because our operating results depend significantly on sales during the second and third calendar quarters, our results of operations may fluctuate significantly if the weather during these periods is cool or rainy.

Weather conditions and weather events can decrease our sales and increase our expenses.

Cool or rainy weather can decrease sales, while extremely hot weather may increase our expenses, each resulting in a negative impact on our operating results and cash flow. Ice consumers demand ice for a variety of reasons, but many of them buy ice in connection with outdoor related activities, both commercial and recreational. As a result, demand for ice increases during periods of warm, sunny weather, and conversely, demand decreases during periods of cool, rainy weather. During extended periods of cool or rainy weather on a national basis, our revenues and resulting net income may substantially decline. Also, hot weather does not necessarily result in greater net income. During extended periods of hot weather, our profits and cash flow may decline because of an increase in expenses in response to excess demand. We may have to transport ice from one plant to another and, in some cases, purchase ice from third party sources and transport it to a specific market to meet this excess demand, resulting in higher expenses and inconsistent service and product quality. Finally, although extreme weather events such as hurricanes can cause an increase in volume sales, those sales are not necessarily profitable due to added costs and disruptions to our normal service and distribution routes. In addition, extreme weather events such as hurricanes directly impacting a region, like Florida, in which we have a concentration of our manufacturing facilities may result in a stoppage of or disruption of our production due to damage to our facilities, or a loss of electrical supply or increased costs as a result of fuel price increases or reduced fuel availability.

Our failure to successfully compete in our markets, retain existing customers and obtain new customers could limit our prospects and cause us to lose market share.

Our businesses are highly competitive. We have many competitors in each of our geographic markets offering similar products and services. Competition in our businesses is based primarily on service, quality and price. We could lose market share if we fail to successfully compete against our competitors in any of these areas, if our existing competitors expand their capacity, if new entrants successfully penetrate our markets, if we fail to adequately serve our existing base of customers, or if our larger grocery or convenience store customers decide to manufacture their own ice rather than purchase our products.

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

In the nine months ended September 30, 2005 and in the twelve months ended December 31, 2004, we completed 2 and 11 acquisitions, respectively. We anticipate that we may, from time to time, selectively acquire additional businesses, assets or securities of companies that we believe would provide a strategic fit with our business. Acquisitions are also accompanied by risks, such as potential exposure to unknown liabilities of acquired companies and the possible loss of key employees and customers of the acquired business. Further, acquisitions are subject to risks associated with the difficulty and expense of integrating the operations and personnel of the acquired companies, the potential disruption to our business and the diversion of management time and attention, any of which could increase the costs of operating our business, negate the expected benefits of the acquisitions or result in the loss of customers.

We could incur substantial costs as a result of violations of or liabilities under environmental laws.

Our ice manufacturing and cold storage operations are subject to a wide range of environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use, management and disposal of hazardous and non-hazardous materials and wastes and the cleanup of contamination. Noncompliance with such laws and regulations, or incidents resulting in environmental releases, could cause us to incur substantial costs, including cleanup costs, fines and penalties, third party claims for personal injury, investments to retrofit or upgrade our facilities and programs or curtailment of our operations. For example, our ice manufacturing and cold storage operations use refrigerants such as ammonia and freon. Some of our facilities may not be in compliance with certain freon refrigerant requirements, such as leak detection and repair, recordkeeping or reporting. In addition, the market price of freon is rising as a result of phase outs under federal laws, which could significantly increase our operating costs in the future if we are not able to obtain approved substitutes. From time to time, our use of ammonia has resulted in releases that have temporarily disrupted our manufacturing operations and resulted in lawsuits or administrative penalties. For example, we are currently in the process of settling litigation resulting from an ammonia release in June 2001 at our Baton Rouge, Louisiana facility. See Part II, Item 1—“Legal Proceedings”. Material violations of, or liabilities under, environmental laws may require us to incur substantial costs which could reduce our profits, or to divert resources from ongoing environmental programs and improvements, which could delay our efforts to integrate acquisitions and upgrade our operations, or expose us to risk of further environmental liability.

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

Limitations on our ability to utilize our tax assets before they expire may negatively affect financial results and the ability to pay dividends to you.

As of December 31, 2004, we had net operating loss carry-forwards for U.S. federal income tax purposes of approximately $109 million, of which approximately $86 million was attributable to Packaged Ice, Inc., which was acquired by Reddy Holdings on August 15, 2003 (the “Predecessor”). There are annual limitations on the utilization of the net operating loss carry-forwards generated by the Predecessor due to changes in ownership on and prior to August 15, 2003. We cannot assure you that we will be able to utilize our tax assets. Further, since at the closing of our initial public offering our existing equity investors ceased to own a majority of our common stock, new limitations apply to the approximately $23 million of net operating loss carry-forwards that were not generated by the Predecessor and additional limitations apply to the net operating loss carry-forwards generated by the Predecessor. If we are not able to utilize our tax assets in the manner or in the timeframe we anticipate, our future after-tax cash flow available for payment of dividends on our common stock will be reduced.

Any significant reduction in goodwill and other intangible assets would have an adverse effect on the value of our business.

Our acquisitions have resulted in significant amounts of goodwill and other intangible assets. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, and intangible assets totaled approximately $298.5 million at September 30, 2005, representing approximately 48.6% of our total assets. In the future, goodwill and intangible assets may increase as a result of future acquisitions. Goodwill and intangible assets are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. The amount of this and any future impairment must be charged to earnings. Any future determination requiring the write-off of a significant portion of the goodwill and intangible assets recorded on our balance sheet would have an adverse effect on the value of our business.

As a result of the significant reduction in cold storage sales volumes related to a particular customer, goodwill in the cold storage portion of our non-ice business segment was evaluated in accordance with SFAS No. 142, which resulted in a non-cash impairment charge of $5.7 million during the three months ended June 30, 2005.

We are subject to additional regulations as a result of being a public company, which will result in a greater burden on our management resources and increased costs.

As a public company with listed equity securities, we are required to comply with new laws, regulations and requirements, certain additional provisions of the Sarbanes-Oxley Act of 2002, related Securities and Exchange Commission (“SEC”) regulations and requirements of the New York Stock Exchange that we did not need to comply with as a private company. Preparing to comply and complying with new statutes, regulations and requirements will occupy a significant amount of the time of our board of directors, management and our officers, will increase our costs and expenses and may divert management’s attention from other business concerns. We will need to:

•       create or expand the roles and duties of our board of directors, our board committees and management;

•       institute a more comprehensive compliance function;

•       establish new internal policies, such as those relating to disclosure controls and procedures and insider trading;

•       involve and retain to a greater degree outside counsel and accountants in the above activities; and

•       enhance our investor relations function.

Our status as a public company may increase our insurance costs and make it more difficult for us to attract and retain qualified officers and directors.

We expect that being a public company will make it more expensive for us to obtain director and officer liability insurance due to potentially greater personal liability faced by public company officers and directors. We may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our management and board of directors, particularly to serve on our audit committee, and qualified executive officers.

We will be exposed to risks relating to evaluations of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, which could cause the market price of our common stock to decline.

We are in the process of evaluating our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 by our December 31, 2006 deadline, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the New York Stock Exchange. Any such action could increase expenses, divert management’s attention or lower investors’ confidence in our company, which could cause the market price of our common stock to decline. In addition, our controls and procedures may not comply with all of the relevant rules and regulations of the SEC and the New York Stock Exchange. If we fail to develop and maintain effective controls and procedures, we may be unable to provide financial information in a timely and reliable manner.

We have a substantial amount of indebtedness, which may reduce our cash flow and impede our ability to pay dividends on our common stock, remain in compliance with debt covenants, make payments on our indebtedness and operate our business.

We are highly leveraged and have significant debt service obligations. As of September 30, 2005, we had total debt of approximately $350.1 million and total stockholders’ equity of $190.9 million.

Our substantial indebtedness could have other important consequences. For example, it could:

•       make it more difficult for us to comply with the terms of our outstanding debt;

•       require us to dedicate a substantial portion of our cash flow to pay principal and interest on our debt, thus making it more difficult for us to pay dividends on our common stock;

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

Any of the above listed factors could make us more vulnerable to defaults and place us at a competitive disadvantage, therefore making an investment in our common stock less attractive when compared to other investments. Further, if we do not have sufficient earnings to service our debt, we would need to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do on commercially reasonable terms or at all.

We could incur more indebtedness, which may increase the risks associated with our substantial leverage, including our ability to service our indebtedness and pay dividends on our common stock.

The indenture governing Reddy Holdings’ 10½% senior discount notes and our credit facilities permit us, under certain circumstances, to incur a significant amount of additional indebtedness. For example, our credit facilities allow us to incur up to an additional $80.0 million of incremental term loans under our credit facilities, subject to certain conditions. In addition, we may incur additional indebtedness through our revolving credit facility. If we incur additional debt, the risks associated with our substantial leverage, including our ability to service our debt and pay dividends on our common stock, would increase. This, in turn, could negatively affect the market price of our common stock.

The terms of our credit facilities and the indenture governing the Reddy Holdings’ Senior Discount Notes may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

Our credit facilities and the indenture governing the Reddy Holdings’ senior discount notes contain, and any future indebtedness of ours would likely contain, a number of financial and other restrictive covenants that impose significant operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our best long-term interests.

The operating and financial restrictions and covenants in our existing and future debt agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. A breach of any of the restrictive covenants in our credit facilities could result in a default under such facilities. If any such default occurs, the lenders may elect to declare all obligations under our credit facilities to be immediately due and payable, enforce their security interest or require us to apply all of our available cash to repay these borrowings, any of which would result in an event of default under the senior discount notes. If the debt under our credit facilities or the senior discount notes were to be accelerated, our business operations would be interrupted, which would adversely affect the market price of our common stock.

Risks Relating to Our Common Stock

If our share price is volatile, we may be the target of securities litigation, which is costly and time-consuming to defend.

In the past, following periods of market volatility in the price of a company’s securities, security holders have often instituted class action litigation. If the market value of our common stock experiences adverse fluctuations and we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs and our management’s attention could be diverted from the operation of our business, causing our business to suffer.

We are a holding company with no operations, and unless we receive dividends, distributions, advances, transfers of funds or other payments from our subsidiaries, we will be unable to pay dividends on our common stock and meet our debt service and other obligations.

We are a holding company and conduct all of our operations through our subsidiaries. We do not have, apart from our ownership of Reddy Group, any independent operations. As a result, we will rely on dividends and other payments or distributions from Reddy Group and our other subsidiaries to pay dividends on our common stock and meet our debt service and other obligations. The ability of Reddy Group and our other subsidiaries to pay dividends or make other payments or distributions to us will depend on our operating results and may be restricted by, among other things, the covenants that are contained in our credit facilities and the covenants of any future outstanding indebtedness we or our subsidiaries incur.

In addition, because we are a holding company, your claims as stockholders will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our subsidiaries, including obligations under our credit facilities. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our subsidiaries will be able to satisfy the claims of our stockholders only after all of our and our subsidiaries’ liabilities and obligations have been paid in full.

Our sponsors may have significant influence on our company, including control over decisions that require the approval of equityholders, whether or not such decisions are believed by the other equityholders to be in their own best interests.

After the consummation of our initial public offering, affiliates of Trimaran Fund Management, L.L.C., or Trimaran, and Bear Stearns Merchant Banking, or BSMB, which we refer to collectively as our sponsors, continue to beneficially own approximately 40% of our common stock. Accordingly, in the event that our sponsors decide to act in concert, so long as our sponsors continue to own a significant percentage of our common stock they would have the collective ability to significantly influence or effectively control the outcomes of various matters requiring stockholder approval, including the nomination and election of directors, the determination of our corporate and management policies and the determination of the terms of and outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions.

Provisions of our charter documents and the Delaware General Corporation Law may inhibit a takeover, which could negatively affect our stock price.

Provisions of our charter documents and the General Corporation Law of Delaware, the state in which we are incorporated, could discourage potential acquisition proposals or make it more difficult for a third party to acquire control of our company, even if doing so might be beneficial to our stockholders. Our amended and restated certificate of incorporation and by-laws provide for various procedural and other requirements that could make it more difficult for stockholders to effect certain corporate actions. For example, our amended and restated certificate of incorporation authorizes our board of directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock without any vote or action by our stockholders. Our board of directors could therefore authorize and issue shares of preferred stock with voting or conversion rights that could dilute the voting power or diminish other rights of holders of our common stock. Additional provisions are included in our amended and restated certificate of incorporation and by-laws which could make it more difficult for stockholders to effect certain corporate actions, including:

•       the sole power of a majority of the board of directors to fix the number of directors and to fill any vacancy on the board of directors;

•       requirements for advance notification of stockholder nominations and proposals; and

•       the inability of stockholders to act by written consent and restrictions on the ability of stockholders to call special meetings.

These provisions may discourage acquisition proposals and may make it more difficult or expensive for a third party to acquire a majority of our outstanding voting stock or may delay, prevent or deter a merger, acquisition, tender offer or proxy contest, which may negatively affect our stock price.

Risks Relating to Our Dividend Policy

The payment of dividends is at the sole discretion of our board of directors and the reduction or elimination of dividends would negatively affect the market price of our common stock.

We are not obligated to pay dividends on our common stock. The payment of dividends is at the sole discretion of our board of directors and our board of directors may decide to eliminate or reduce any dividends paid on our common stock. Any reduction or elimination of dividends could cause the market price of our common stock to decline and could further cause your shares of common stock to become less liquid, which may result in losses by you.

Even if our board of directors desires to declare and pay dividends, we might not have cash in the future to pay dividends in the intended amounts or at all.

Our ability to pay dividends, and our board of directors’ determination to keep our dividend policy, will depend on numerous factors, including the following:

•       the state of our business, competition and changes in our industry;

•       changes in the factors, assumptions and other considerations made by our board of directors in reviewing and adopting our dividend policy;

•       our future results of operations, financial condition, liquidity needs and capital resources;

•       our various expected cash needs, including cash interest and principal payments on our indebtedness, capital expenditures, incremental costs associated with being a public company and taxes; and

•       potential sources of liquidity, including borrowing under our revolving credit facility or possible asset sales.

Over time, our capital and other cash needs will invariably be subject to uncertainties, which could affect whether we pay dividends and the level of any dividends we may pay in the future. In addition, to the extent that we would seek to raise additional cash from additional debt incurrence or equity security issuances, we cannot assure you that such financing will be available on reasonable terms or at all. Each of the factors listed above could negatively affect our ability to pay dividends in accordance with our dividend policy or at all.

Our ability to pay dividends is restricted by agreements governing our debt, including our credit facilities and the Reddy Holdings indenture, and by Delaware law.

Our credit facilities and the Reddy Holdings indenture restrict our ability to pay dividends.

Additionally, under the Delaware General Corporation Law, or DGCL, our board of directors may not authorize payment of a dividend unless it is paid either out of our surplus, as calculated in accordance with the DGCL or, if we do not have a surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

If, as a result of these restrictions, we are required to reduce or eliminate the payment of dividends, a decline in the market price or liquidity, or both, of our common stock could result. This may in turn result in losses by you.

Our dividend policy may limit our ability to pursue growth opportunities, which may harm our competitive position and cause the market price of our common stock to decline.

If we continue paying dividends, we may not retain a sufficient amount of cash to consummate acquisitions, and may need to seek financing to fund a material expansion of our business, including any significant acquisitions or to pursue growth opportunities requiring capital expenditures significantly beyond our current expectations. The risks relating to funding any dividends, or other cash needs as a result of paying dividends, are summarized in the preceding risk factors. If we are unable to take timely advantage of growth opportunities, our future financial condition and competitive position may be harmed, which in turn may adversely affect the market price of our common stock.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risks

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. Our main market risk exposure category is interest rate risk.

We are exposed to some market risk due to the floating interest rates under our senior credit facility. The term loan and principal balances outstanding under the revolving credit facility bear interest, at our option, at the London Inter-Bank Offered Rate (“LIBOR”) plus 1.75% or the prime rate (as announced from time to time by the administrative agent) plus 0.75%.

Effective September 12, 2005, we entered into an interest rate hedging agreement (the “Hedge”) to fix the interest rate on a portion of the term loan outstanding under the senior credit facility. The Hedge has a term of three years, ten months and an initial notional balance of $220 million. The notional balance decreases by $20 million on each October 12 during 2006-2008. We pay a fixed rate of 4.431% on the notional amount and receive an amount equal to 3-month LIBOR. Any net payable or receivable amount is settled quarterly. If we had been required to settle the Hedge as of September 30, 2005, we would have received $0.6 million. Reddy Group is exposed to risk of loss in the event of non-performance by the counterparty to the Hedge. However, we do not anticipate non-performance by the counterparty.

As of September 30, 2005, the senior credit facility had an outstanding principal balance of $240.0 million at a weighted average interest rate of 5.5% per annum. At September 30, 2005, the 3-month LIBOR rate was 4.0% and the prime rate was 6.75%. If LIBOR and the prime rate were to increase by 1% from September 30, 2005 levels, the annual increase in interest expense, given our principal balances at September 30, 2005 and the effect of the Hedge, would be approximately $0.2 million.

Item 4.                        Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the Company and its subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2005, our disclosure controls and procedures are effective to ensure that information disclosed by us in reports that we file or submit with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings

We are from time to time party to legal proceedings that arise in the ordinary course of business. We do not believe that the resolution of any such threatened or pending legal proceedings will have a material adverse affect on our financial position, results of operations or liquidity.

We are involved in litigation in connection with an ammonia release at its Baton Rouge, Louisiana manufacturing facility in June 2001. The case, which is a consolidation of seven lawsuits, was titled Wallace Acey, Jr., et al. vs. Reddy Ice Corporation, is pending in the 19th Judicial District Court, Parish of East Baton Rouge, Louisiana. The plaintiffs, which were certified as a settlement class, have alleged injuries primarily consisting of inconvenience, watery eyes and offensive odors. No specific amount of damages was specified in the action. During 2004, we reached a settlement with the plaintiffs. The fairness of the settlement was approved by the court on January 25, 2005. We believe the settlement will be finalized during 2005. We recognized $150,000 of expense in our 2004 results related to our obligation under the settlement. We do not believe that the final resolution of this litigation will have a material impact on our business, financial condition or results of operations.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

On August 12, 2005, in connection with the IPO by Reddy Ice Holdings, Inc., certain employees of Reddy Ice exercised options to purchase 1,329,648 shares of common stock at an average exercise price of approximately $7.25 per share (based on the initial public offering price of $18.50 per share) on a cashless basis; which resulted in the issuance of 808,818 shares of common stock.

Item 3.                        Defaults upon Senior Securities

None.

Item 4.                        Submission of Matters to a Vote of Security Holders

On August 1, 2005, by written consent, our stockholders adopted our Amended and Restated Certificate of Incorporation.

On August 8, 2005, by written consent, a majority of our stockholders adopted the amendment to the Reddy Ice Holdings, Inc. 2003 Stock Option Plan and the 2005 Equity Incentive Plan.

Item 5.                        Other Information

None.

Item 6.                        Exhibits

See Index to Exhibits on page 45.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDDY ICE HOLDINGS, INC.
Date: November 3, 2005	By:	/s/ WILLIAM P. BRICK
William P. Brick
Chief Executive Officer
Date: November 3, 2005	By:	/s/ STEVEN J. JANUSEK
Steven J. Janusek
Chief Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger Among CAC Holdings Corp., Cube Acquisition Corp. and Packaged Ice, Inc. (n/k/a Reddy Ice Group, Inc.), dated as of May 12, 2003. (Exhibit 2.1)(1)
2.2	Stock Purchase Agreement by and among Reddy Ice Corporation, Triangle Ice Co., Inc., and the Shareholders of Triangle Ice Co., Inc., dated November 5, 2003. (Exhibit 2.2)(3)
3.1	Amended and Restated Certificate of Incorporation of Reddy Ice Holdings, Inc., dated August 2, 2005. (Exhibit 3.3)(12)
3.2	Amended and Restated By-Laws of Reddy Ice Holdings, Inc. (Exhibit 3.2)(14)
4.1	Reddy Ice Holdings, Inc. Shareholders Agreement, dated August 14, 2003. (Exhibit 9.1)(3)
4.2

Indenture of 8 7/8% Senior Subordinated Notes due 2011 among Cube Acquisition Corp. (n/k/a Reddy Ice Group, Inc.), CAC Holdings Corp. (n/k/a Reddy Ice Holdings, Inc.) and U.S. Bank National Association, dated as of July 31, 2003. (Exhibit 4.3)(3)

4.3

Form of Supplemental Indenture of 8 7/8% Senior Subordinated Notes due 2011 among Cube Acquisition Corp. (n/k/a Reddy Ice Group, Inc.), CAC Holdings Corp. (n/k/a Reddy Ice Holdings, Inc.) and U.S. Bank National Association. (Exhibit 4.4)(3)

4.4	Indenture of 10 1/2% Senior Discount Notes due 2012 between Reddy Ice Holdings, Inc. and U.S. Bank National Association, dated October 27, 2004. (Exhibit 4.2)(6)
4.5

Supplemental Indenture of 8 7/8% Senior Subordinated Notes due 2011 among Reddy Ice Group, Inc., Reddy Ice Holdings, Inc., the Subsidiary Guarantors and U.S. Bank National Association, dated as of July 25, 2005. (Exhibit 4.5)(14)

4.6	Supplemental Indenture of 10 1/2% Senior Discount Notes due 2012 between Reddy Ice Holdings, Inc. and U.S. Bank National Association, dated as of July 28, 2005. (Exhibit 4.6)(14)
10.1	Reddy Ice Holdings, Inc. 2003 Stock Option Plan, dated August 15, 2003. (Exhibit 10.1)(3)
10.2	Form of Indemnification Agreement between Officers of Reddy Ice Holdings, Inc. and Reddy Ice Holdings, Inc., effective August 14, 2003. (Exhibit 10.2)(3)
10.3	Form of Indemnification Agreement between Officers of Packaged Ice, Inc. and Packaged Ice, Inc. (n/k/a Reddy Ice Group, Inc.), effective August 14, 2003. (Exhibit 10.3)(3)
10.4	Form of Indemnification Agreement between Directors of Reddy Ice Holdings, Inc. and Reddy Ice Holdings, Inc., effective August 14, 2003. (Exhibit 10.4)(3)
10.5	Form of Indemnification Agreement between Directors of Packaged Ice, Inc. and Packaged Ice, Inc. (n/k/a Reddy Ice Group, Inc.), effective August 14, 2003. (Exhibit 10.5)(3)
10.6	Monitoring and Management Services Agreement, dated August 15, 2003. (Exhibit 10.6)(3)
10.7

Dealer Manager and Consent Solicitation Agreement among Packaged Ice, Inc. (n/k/a Reddy Ice Group, Inc.), Credit Suisse First Boston LLC, Bear, Stearns & Co. Inc. and CIBC World Markets Corp., dated July 2, 2003. (Exhibit 10.2)(2)

10.8	Investor Subscription Agreement, dated as of May 12, 2003. (Exhibit 10.8)(3)
10.9	Amendment No. 1 to the Investor Subscription Agreement, dated as of August 14, 2003. (Exhibit 10.9)(3)
10.10	Manager’s Subscription Agreement, dated as of August 14, 2003. (Exhibit 10.10)(3)

10.11	Form of Reddy Ice Holdings, Inc. Stock Option Agreement, dated August 14, 2003. (Exhibit 10.11)(3)
10.12	Form of Amendment No. 1 to Reddy Ice Holdings, Inc. Stock Option Agreement of August 14, 2003, dated as of November 7, 2003. (Exhibit 10.12)(3)
10.13	Employment Agreement of William P. Brick, dated August 14, 2003. (Exhibit 10.13)(3)
10.14	Employment Agreement of Jimmy C. Weaver, dated August 14, 2003. (Exhibit 10.14)(3)
10.15	Employment Agreement of Steven J. Janusek, dated August 14, 2003. (Exhibit 10.15)(3)
10.16	Employment Agreement of Ben D. Key, dated August 14, 2003. (Exhibit 10.16)(3)
10.17	Employment Agreement of Tommy L. Dann, dated August 14, 2003. (Exhibit 10.17)(3)
10.18	Employment Agreement of Graham D. Davis, dated August 14, 2003. (Exhibit 10.18)(3)
10.19	Employment Agreement of Joseph A. Geloso, dated August 14, 2003. (Exhibit 10.19)(3)
10.20	Employment Agreement of Mark A. Steffek, dated August 14, 2003. (Exhibit 10.20)(3)
10.21	Employment Agreement of Raymond D. Booth, dated August 14, 2003. (Exhibit 10.21)(3)
10.22	Triangle Subscription Agreement, dated as of November 3, 2003. (Exhibit 10.22)(3)
10.23	Purchase Agreement among Reddy Ice Holdings, Inc., Credit Suisse First Boston LLC, CIBC World Markets Corp. and Bear, Stearns & Co. Inc., dated October 27, 2004. (Exhibit 10.1)(6)
10.24	Registration Rights Agreement among Reddy Ice Holdings, Inc., Credit Suisse First Boston LLC, CIBC World Markets Corp. and Bear, Stearns & Co. Inc., dated October 27, 2004. (Exhibit 10.2)(6)
10.25

Amended and Restated Credit Agreement among Reddy Ice Group, Inc., Various Financial Institutions and Other Persons from Time to Time Parties thereto, Credit Suisse, Cayman Islands Branch, Bear Stearns Corporate Lending Inc., Lehman Brothers Inc. and CIBC World Markets Corp. dated as of August 9, 2005. (Exhibit 10.1)(13)

10.26	Amended and Restated Parent Guaranty and Pledge Agreement, between Reddy Ice Holdings, Inc. and Credit Suisse dated as of August 12, 2005. (Exhibit 10.26)(14)
10.27	Dealer Manager and Consent Solicitation Agreement between Reddy Ice Group, Inc. and Credit Suisse First Boston LLC dated as of March 22, 2005. (Exhibit 10.25)(8)
10.28	Amendment to Reddy Ice Holdings, Inc. 2003 Stock Option Plan. (Exhibit 10.28)(14)
10.29	Reddy Ice Holdings, Inc. 2005 Long Term Incentive and Share Award Plan. (Exhibit 10.29)(14)
10.30	Form of Restricted Share Unit Agreement for certain members of Senior Management. (Exhibit 10.1)(15)
10.31	Form of Restricted Share Unit Agreement (Exhibit 10.2)(15)
24.1	Powers of Attorney. (Exhibit 24.1)(9)
31.1†	Rule 15d-14(a) Certification of Chief Executive Officer.
31.2†	Rule 15d-14(a) Certification of Chief Financial Officer.
32.1†	Rule 1350 Certification of Chief Executive Officer.
32.2†	Rule 1350 Certification of Chief Financial Officer.

†                    Filed herewith.

(1)          Filed as an Exhibit to Packaged Ice, Inc.’s Form 8-K filed with the Commission on May 14, 2003 and incorporated herein by reference.

(2)          Filed as an Exhibit to Packaged Ice, Inc.’s Form 10-Q filed with the Commission on June 30, 2003 and incorporated herein by reference.

(3)          Filed as an Exhibit to our Form S-4 filed with the Commission on November 13, 2003 and incorporated herein by reference.

(4)          Filed as an Exhibit to our Form 8-K filed with the Commission on March 3, 2004 and incorporated herein by reference.

(5)          Filed as an Exhibit to our Form 10-K filed with the Commission on March 22, 2004 and incorporated herein by reference.

(6)          Filed as an Exhibit to our Form 8-K filed with the Commission on October 27, 2004 and incorporated herein by reference.

(7)          Filed as an Exhibit to our Form S-1 filed with the Commission on February 11, 2005 and incorporated herein by reference.

(8)          Filed as an Exhibit to our Form 10-K filed with the Commission on March 31, 2005 and incorporated herein by reference.

(9)          Filed as an Exhibit to our Form S-4 filed with the Commission on April 6, 2005 and incorporated by reference herein.

(10)   Filed as an Exhibit to our Amendment No. 1 to Form S-4 filed with the Commission on June 8, 2005 and incorporated by reference herein.

(11)   Filed as an Exhibit to our Amendment No. 2 to Form S-4 filed with the Commission on June 21, 2005 and incorporated by reference herein.

(12)   Filed as an Exhibit to our Amendment No. 4 to Form S-1 filed with the Commission on August 4, 2005 and incorporated by reference herein.

(13)   Filed as an Exhibit to our Form 8-K filed with the Commission on August 15, 2005 and incorporated by reference herein.

(14)   Filed as an Exhibit to our Amendment No. 3 to our Form S-4 filed with the Commission on August 24, 2005 and incorporated by reference herein.

(15) Filed as an Exhibit to our Form 8-K filed with the Commission on November 3, 2005 and incorporated by reference herein.