Form 10-K
period 2005-12-31
REDDY ICE HOLDINGS INC
filed 2006-03-16
CIK 1268984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-32596

REDDY ICE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	56-2381368
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
8750 North Central Expressway, Suite 1800
DALLAS, TEXAS	75231
(Address of principal executive offices)	(Zip Code)

(214) 526-6740

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None.
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ✓

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of June 30, 2005, there was no established market for the registrant’s common stock. The aggregate market value of common stock held by non-affiliates as of December 31, 2005 was approximately $261.3 million, using the closing price per share of $21.81, as reported on the New York Stock Exchange as of such date.

The number of shares of registrant’s common stock outstanding as of March 13, 2006 was 21,637,020.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates certain information by reference to the Proxy Statement for the 2006 Annual Meeting of Stockholders.

REDDY ICE HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

Uncertainty of Forward Looking Statements and Information

Other than statements of historical facts, statements made in this Form 10-K, statements made by us in periodic press releases, oral statements made by our management to analysts and stockholders and statements made in the course of presentations about our company constitute “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. We believe the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. Factors you should consider that could cause these differences are:

•       general economic trends and seasonality;

•       weather conditions;

•       the ability of our subsidiaries to make distributions to us in amounts sufficient to make dividend payments to our stockholders in accordance with our dividend policy;

•       our substantial leverage and ability to service our debt and pay dividends;

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

•       all the other factors described herein under Item 1A.

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

WEBSITE ACCESS TO COMPANY'S REPORTS

Our Internet website address is www.reddyice.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.  Our Corporate Governance Guidelines, Board of Directors committee charters (including the charters of the Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee), Insider Trading Policy and Code of Business Conduct and Ethics are also available on our website.

PART I

In this annual report on Form 10-K, unless otherwise noted, the words “Company,” “we,” “ours” and “us” refer to Reddy Ice Group, Inc. (formerly known as Packaged Ice, Inc.) and its subsidiaries for periods through August 14, 2003 and to Reddy Ice Holdings, Inc. and its direct and indirect subsidiaries for periods subsequent to August 14, 2003. “Reddy Group” refers to Reddy Ice Group, Inc., formerly known as Packaged Ice, Inc., and not its subsidiaries, and “Reddy Holdings” refers to Reddy Ice Holdings, Inc. and not its subsidiaries.

ITEM 1.                Business

BUSINESS

Overview

We are the largest manufacturer and distributor of packaged ice in the United States, serving approximately 82,000 customer locations in 31 states and the District of Columbia under the Reddy Ice™ brand name. We believe our sales are approximately three times those of any other packaged ice supplier in the United States. Our principal product is ice packaged in seven to fifty pound bags, which we sell to a highly diversified customer base, including supermarkets, mass merchants and convenience stores. For the year ended December 31, 2005, we sold approximately 1.9 million tons of ice. Our products are primarily sold throughout the southern United States (the “Sun Belt”), one of the most attractive regions in the country for packaged ice sales due to warm weather, extended peak selling seasons and favorable population growth patterns. Population growth is one of the primary drivers for growth in demand for packaged ice, and we operate in many of the fastest growing metropolitan areas in the United States. In addition, our broad geographic reach helps insulate us from the impact of cool or rainy weather in any particular region. No other manufacturer and distributor of packaged ice in the United States has the geographic presence, infrastructure or capacity necessary to meet the multi-state demands of customers in our markets.

Our business is characterized by consistent annual customer demand, attractive margins and modest annual capital requirements. Based on past experience, retail consumer demand for packaged ice is relatively unaffected by adverse economic conditions due to its low cost and the lack of readily available substitutes. For the year ended December 31, 2005, we had revenues and a net loss of $319.8 million and $12.1 million, respectively.

We operate in two business segments: ice products and non-ice products and operations. Ice products accounted for approximately 95% of our total revenues in 2005. This segment consists of the traditional manufacture and delivery of ice from a central point of production to the point of sale as well as sales from The Ice Factory machines, our proprietary equipment located in our customers’ high volume locations that produce, package and store ice through an automated, self-contained process. In 2005, traditional ice manufacturing and Ice Factory sales accounted for approximately 90% and 10% of our ice segment revenues, respectively. Non-ice products and operations consist of refrigerated warehousing and the manufacture and sale of bottled water.

We market our ice products to satisfy a broad range of customers, primarily under the Reddy Ice brand name. We produce ice in cube, half-moon, cylindrical and crushed forms (collectively referred to as “cubed ice”) as well as block forms. Our primary ice product is cubed ice packaged in small bags (typically seven and ten pounds), which we sell principally to convenience stores and supermarkets. We also sell significant amounts of medium bags of cubed ice (16 to 20 pounds) and ten-pound block bags to the same convenience stores and supermarkets. We sell cubed ice in assorted bag sizes ranging from 16 to 50 pounds to restaurants, bars, stadiums, vendors and caterers and block ice in 10-, 25- and 300- pound sizes to our commercial, agricultural and industrial customers. The majority of our sales are direct to supermarket chains, convenience stores, mass merchants and other commercial customers. In addition, a portion of our products is sold through distributors who deliver ice to our customers on our behalf and who resell ice to their own customers.

We have built a strong and loyal customer base by providing a high level of service and quality at competitive prices utilizing our extensive network of ice manufacturing plants and distribution centers. We have a diverse customer base and long-standing relationships with our customers across all major retail channels as evidenced by our high retention rates with prominent supermarkets, mass merchants and convenience stores such as Albertson’s, Circle-K, ExxonMobil, Food Lion, Kroger, 7-Eleven and Wal-Mart. Our largest customer, Wal-Mart and Sam’s Club on a combined basis, accounted for approximately 11% of our revenue in 2005 and approximately 10% of our revenues in 2004. Most of our major customers, including nineteen of our top twenty retail ice customers, have purchased ice from us and our predecessor companies for over a decade. Within our markets, we are the sole supplier of packaged ice to the majority of our top twenty retail ice customers. The percentage of our total revenues derived from and volume sold to national and regional convenience and grocery store chains has grown over the last several years as each of these retail channels has consolidated. We have benefited from supplying these national and regional retailers as many of these customers have grown at rates in excess of industry averages.

At March 13, 2006, we owned or operated 58 ice manufacturing facilities, 53 distribution centers, approximately 79,000 merchandisers (cold storage units installed at customer locations), approximately 3,000 Ice Factories, five refrigerated warehouses and one bottled water plant. As of the same date, we had an aggregate daily ice manufacturing capacity of approximately 17,000 tons.

Industry Overview

We estimate that the annual wholesale market for packaged ice is approximately $1.8 billion, which includes manufacturers such as ourselves and in-house production, primarily by small retail operations and, to a lesser extent, by large retailers. The packaged ice industry is highly fragmented and is led by us and several regional, multi-facility operators. The industry includes numerous local and regional companies of varying size and resources, with most ice manufacturers having annual revenues of less than $1 million.

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

Selectively Pursuing Acquisitions.   The packaged ice industry continues to be highly fragmented. We will continue to pursue strategic acquisitions in existing or adjacent geographic markets that enhance the density of our distribution routes, provide capacity rationalization opportunities, increase our market penetration in existing markets or expand our presence in contiguous markets. In 2005, we acquired two businesses for purchase prices aggregating approximately $0.9 million, including direct acquisition costs of $0.02 million and purchased certain leased real estate assets for a purchase price of $2.5 million. In addition, we made 11 acquisitions in 2004, for purchase prices aggregating $16.9 million. We completed the integration of our 2004 and 2005 acquisitions with our operations, financial and management systems and customer service departments immediately after the closing of each acquisition.

Continuing Efficiency Improvements.   In the last five years, we have consolidated our ice manufacturing and distribution facilities, reducing the total number of facilities (including all acquired facilities) from 136 to 111 at March 13, 2006. As we have reduced the number of facilities, we have increased our overall capacity by relocating equipment and investing in new equipment. This has contributed to our operating margins (income from operations as a percentage of revenue) improving from 6.8% for the year ended December 31, 2001 to 13.5% for the year ended December 31, 2005. We have identified several opportunities for continued facility consolidations that we expect can be implemented without a significant increase in capital expenditures. In addition, we believe there are opportunities for continued efficiency improvements through distribution route optimization.

Ice Products

We market our ice products to satisfy a broad range of customers, primarily under the Reddy Ice brand name. We produce our ice in cube, half-moon, cylindrical and crushed forms and also produce ice in block forms. Our primary ice product is cubed ice packaged in small bags (primarily seven and ten pounds), which we sell principally to convenience stores and supermarkets. We also sell significant amounts of medium bags of cubed ice (16 to 20 pounds) and ten-pound block bags to the same convenience stores and supermarkets. We sell cubed ice in assorted bag sizes ranging from 16 to 50 pounds to restaurants, bars, stadiums, vendors and caterers. In addition, we sell block ice in 10-, 25- and 300-pound sizes to commercial, agricultural and industrial customers.

We continue to broaden our product offerings through the introduction of new sizes of bagged cubed ice as well as new ice products. New bag sizes such as ten-pound bags of cubed ice may offer an opportunity to enhance revenue and income from operations. In 2005, sales of ten-pound bags of cubed ice accounted for approximately 24% of ice segment revenues, an increase from approximately 0.1% of ice segment revenues in 2003. We expect sales of ten-pound bags as a percentage of ice segment revenues to continue to increase in 2006.

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

Traditional Distribution.   We produce and bag ice at centrally located manufacturing facilities and subsequently sell the product with several delivery alternatives. These delivery alternatives include (1) delivering packaged ice directly to the customers’ retail locations and stocking our merchandisers, (2) delivering pallet quantities to retail locations where our customers’ employees stock our merchandisers and (3) warehouse shipments of ice from our facilities to the facilities of our customers who choose to deliver ice to their retail locations through their own distribution network. Our products are delivered through our own distribution operation as well as by third-party distributors who transport and deliver the product to our customers. These distributors also purchase ice from us for resale to their own customers. To store ice inventory, we own or rent appropriate freezer space. We own or lease approximately 1,200 trucks for distribution in non-peak periods. During the peak summer months, we estimate that we may rent up to approximately 200 additional trucks.

We currently serve approximately 79,000 customer locations through traditional distribution methods, principally through the use of our company owned ice merchandisers that are installed at most of our customers’ locations. Our size and scale provide us with an efficient production and distribution network by providing us with customer density, additional production capacity and dedicated distribution centers. The increased customer density has improved routing efficiencies and reduced our transportation costs, which represent our largest cost component. In addition, our production capacity in adjacent geographic markets has allowed us to minimize “out of ice” situations and related lost sales during peak periods.

In 2005, traditional ice manufacturing and distribution accounted for approximately 90% of our ice segment revenues.

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

Ice Factory locations are selected only after a thorough review and analysis of historical ice sales and the local competitive environment. Approximately 800 of our installed base of approximately 3,000 Ice Factories are operated and maintained by other ice suppliers under management agreements with us. In 2005, Ice Factories accounted for approximately 10% of ice segment revenues.

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

Customers

We market our ice products to a broad range of customers, including supermarket chains, mass merchants, convenience stores, wholesale ice and food distributors, commercial users, resorts and restaurants, agricultural buyers and competitive producers and self-suppliers who experience supply shortages. The primary purchasers of our traditional ice products and users of our Ice Factory are retailers with no internal ice production capacity. We believe that our high level of service and quality products at competitive prices results in customer loyalty. From time to time, we also sell ice to government agencies and their contractors, primarily in response to natural disasters.

We have a diversified customer base. Our largest customer, Wal-Mart and Sam’s Club on a combined basis, accounted for approximately 11% of our revenue in 2005 and approximately 10% of our revenues in 2004. Our largest customer accounted for less than 10% of our revenues in 2003. Our other largest national accounts include the supermarket chains Albertson’s, Kroger and Safeway; and the convenience and petroleum store chains Circle K, 7-Eleven and ExxonMobil. Major regional customers include the supermarket chains Publix, Winn-Dixie, Food Lion and HEB and the convenience and petroleum store chains Diamond Shamrock, The Pantry and RaceTrac. In 2005, our sales, measured in terms of tons, were allocated to our retail channels as follows: 45% to supermarket and mass merchant chains, 28% to convenience and petroleum store chains, 13% to distributors and 14% to other channels. The percentage of our total volume measured in terms of tons sold to national and regional supermarket, mass merchant and convenience and petroleum store chains has grown from approximately 54% in 2002 to approximately 57% in 2005, due to consolidation within those retail channels.

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

Competition

The traditional packaged ice industry is highly competitive and highly fragmented. In the United States, the traditional packaged ice industry is led by us and three smaller, regional, multi-facility suppliers. Although these suppliers generally do not serve customers in our primary markets, we do compete with numerous smaller local and regional companies of varying sizes and competitive resources. Most ice manufacturers have annual revenues of less than $1 million. In addition to our direct competition, numerous convenience and grocery retailers operate commercial ice plants for internal use or manufacture and bag ice at their store locations. However, our ice products generally do not face competition within a particular store as almost all of our customers rely on a single supplier of packaged ice at each point of sale. From time to time, new competitors emerge to compete with us in various areas, including the technology and distribution methods included in The Ice Factory. Historically, such competitors have not had a significant impact on our business.

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

Acquisitions

From 1997 through 1999, we pursued a consolidation strategy within the highly fragmented packaged ice industry. During that period, we completed approximately 80 acquisitions. Significant acquisitions included the purchase of Reddy Ice Corporation from Suiza Foods Corporation in April 1998 and the purchase of Cassco Ice & Cold Storage, Inc., which we refer to as Cassco, in July 1998. Reddy Ice Corporation, prior to our acquisition of it, had been active in the consolidation of the packaged ice industry, having made 28 acquisitions from January 1997 to April 1998. Cassco was a leading regional producer and distributor of packaged ice products and was an owner/operator of refrigerated warehouses in the mid-Atlantic region. We did not complete any significant acquisitions from 1999 through the third quarter of 2003.

In the fourth quarter of 2003, we acquired two ice companies for purchase prices aggregating $67.4 million, the more significant of which was Triangle Ice Co., Inc. (“Triangle”), the purchase price for which was approximately $64.3 million. The acquisitions were financed with the proceeds from a sale of our common and preferred stock, term loan borrowings under Reddy Group’s former credit facilities and the use of cash on hand. Prior to the acquisition, Triangle operated primarily in North and South Carolina. Although Triangle served some of the same customers as we did before we acquired Triangle, such as Food Lion, Wal-Mart, Winn-Dixie and Circle K, there was no overlap between any of our customer locations and those of Triangle. With revenues of approximately $30.0 million for the fiscal year ended April 30, 2003, Triangle owned or operated eight ice manufacturing facilities and one distribution center and had an aggregate daily ice manufacturing capacity of approximately 2,085 tons.

In 2004, we completed eleven acquisitions for a total purchase price of approximately $16.9 million, including direct acquisition costs of $0.5 million. In 2005, we completed two acquisitions for a total purchase price of approximately $0.9 million, including direct acquisition costs of $0.02 million, and purchased certain leased real estate assets for a purchase price of $2.5 million. The purchase price for each of these acquisitions in 2004 and 2005 was paid from our available working capital. Annual revenue associated with each of the acquisitions in 2004 and 2005 ranged from $0.1 million to $3.2 million and aggregated approximately $14 million. These acquisitions have added three ice manufacturing facilities and five distribution centers to the facilities we own or operate.

We will continue to consider strategic acquisitions in existing or adjacent geographic markets that enhance the density of our distribution routes, provide capacity rationalization opportunities, increase our market penetration in existing markets or expand our presence in contiguous markets.

Dispositions

In recent years, as part of our strategy to reduce our debt and offset current capital expenditures, we have disposed of excess and non-core assets, including real estate and equipment. In 2005, 2004 and 2003, we realized $2.1 million, $2.7 million and $1.5 million, respectively, in proceeds from non-core assets disposed of, primarily through the sale of real estate. In 2005 and 2004, we recorded losses on the dispositions of assets in the amount of $1.8 million and $0.4 million, respectively. In 2003, we realized a gain of $0.01 million related to dispositions. There were no impairments or writedowns in 2005, 2004 or 2003.

Non-Ice Products

We also derive revenues from other goods and services, including refrigerated warehousing and the manufacture and sale of bottled water. Revenues from these non-ice products and operations have accounted for approximately 5%, 6% and 8% of our total revenues during the years ended December 31, 2005, 2004 and 2003, respectively.

Employees and Labor Relations

At March 13, 2006, we directly employed approximately 1,500 company employees and retained approximately 600 additional employees through temporary employment agencies. Each year, during the second and third quarters, our labor force increases to approximately 2,900 total employees due to seasonal increases in ice demand. We direct and control the hiring process for substantially all of these seasonal employees, while using temporary employment agencies for payroll administration and risk management of workers’ compensation insurance. We generally have not experienced any difficulty in meeting these seasonal employment needs. Labor, including the associated payroll taxes and benefit expenses, is our most significant expense item and was approximately 32% of our sales for the year ended December 31, 2005. As of March 13, 2006, no employees were represented by a union or subject to a collective bargaining agreement. We have never experienced a work stoppage due to labor difficulties and we believe our relationship with our employees is good.

Raw Materials and Suppliers

We have not experienced any material supply problems in the past with respect to our business segments.

We use large quantities of plastic bags. The cost of bags was approximately 7% of our revenues in 2005. There are numerous plastic bag manufacturers throughout the United States with the capability of providing for our plastic bag needs. Although one company dominates the industry, we currently purchase bags from several companies to ensure price competition. Historically, market prices for plastic bags have fluctuated in response to a number of factors, including changes in polyethylene prices. During 2005, increases in the price of plastic bags resulted in approximately $3.0 million of additional costs. Significant increases in the cost of plastic bags could have a material adverse effect on our business as we may not be able to pass this expense through to our customers. We continue to evaluate means to control these costs in the future.

Electricity is a significant component of our manufacturing costs. The cost of electricity was approximately 5% of our revenues in 2005. Since 2002, our plants have been operating in both regulated and deregulated electricity markets. A significant number of our manufacturing facilities operate in regulated electricity markets and pay rates based on standard schedules for similar industrial facilities. With the assistance of an outside consultant and our own internal resources, we regularly monitor and review rate schedules, usage and other statistical data to ensure proper billing and identify additional cost control opportunities that may be available in these regulated markets. In deregulated electricity markets, we regularly evaluate market conditions and competing suppliers to obtain the best pricing available. Significant increases in electricity rates in both the regulated and deregulated markets in which we operate could have a material adverse effect on our results of operations as we may not be able to pass this expense through to our customers. The effect of electric rate increases in 2005 was not material. However, we expect rate increases in 2006 to have a more significant impact on our results of operations as regulated utilities begin to pass through energy cost increases and a fixed rate electric supply contract in Texas is renewed at current prices.

We have relationships with approximately 175 third party ice distributors and co-packers throughout our market area who deliver a portion of our products to our customers and sell ice to their own customers. We have contractual relationships with approximately 110 of these distributors and co-packers. Our contracts contain standard terms governing their relationship with us, including exclusivity and price. Distributors handled approximately 27% of our ice sales, measured in terms of tons, in 2005, either delivering the product to our customers for a delivery fee or reselling the ice to their own customers. We generally do business with distributors under one of two arrangements. Beginning in the first half of 2004, we began shifting the majority of our distributors to an arrangement that results in reporting sales and cost of sales (excluding depreciation) at their gross, rather than net, amounts. Total costs related to these distribution services were approximately 6% of our revenues in 2005.

We also use large quantities of fuel in our distribution process. Numerous vendors throughout the United States provide the fuel for our vehicles. Fuel expenses in 2005 and 2004 were approximately 3% of our revenues. Market prices for fuel have fluctuated widely in the past. Significant increases in fuel prices could have a material adverse effect on our business as we may not be able to pass this expense through to our customers. During 2005, increases in the price of fuel resulted in approximately $2.3 million of additional costs.

Information Systems

Internal information systems are critical to our ability to operate efficiently. We are able to monitor individual manufacturing plants and Ice Factory performance on a daily basis through automated and manual reporting systems. This information enables us to track detailed cost and profitability information, identify opportunities to redistribute traditional manufacturing capacity among markets, assess the cost-effectiveness of an Ice Factory at a particular location and analyze market sales trends. In addition, all of our accounting and financial reporting functions are integrated into a single accounting platform that is installed in all reporting locations and connected to our central facility in Dallas, Texas. This system facilitates centralized cash management, timely financial reporting, consistent reporting formats and inventory tracking. We are currently in the process of implementing mobile technology with our delivery personnel to create and record sales transactions. As of December 31, 2005, approximately two-thirds of our locations had completed implementation of the technology. We expect that this mobile technology will be fully implemented before the end of May 2006. We anticipate extending this mobile technology implementation to our distributor base in 2006 and 2007.

Intellectual Property

We regard The Ice Factory® as proprietary and rely primarily on a combination of patents, nondisclosure and confidentiality agreements and other protection methods to secure and protect our intellectual property rights. We hold or have exclusive rights to several patents relating to The Ice Factory, including the bagging device and the overall assembly of the unit. The patents filed in North America relating to The Ice Factory expire at various dates from 2010 through 2014. In addition, we have developed or acquired a number of trademarks (both registered and common law) and trade names for use in our ice business, and we hold licenses for the use of additional trademarks from third parties. We believe the use of our trademarks creates goodwill and results in product differentiation. However, we do not believe that the loss of any of our trademarks would have a material adverse effect on our business or results of operations.

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

Environmental Matters

Our ice manufacturing, bottled water and cold storage operations are subject to a wide range of environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use, management and disposal of hazardous and non-hazardous materials and wastes, and the cleanup of contamination. These requirements are complex, changing and tend to become more stringent over time. Noncompliance with such laws and regulations, or incidents resulting in environmental releases, could cause us to incur substantial costs, including cleanup costs, fines and penalties, third party claims for personal injury, investments to retrofit or upgrade our facilities and programs, or curtailment of our operations.

Our facilities use refrigerants such as ammonia and Freon in manufacturing and cold storage operations. We have implemented risk and safety management plans at our facilities, as required under applicable laws and regulations, based on the quantity of ammonia stored and/or used at these locations. We will continue to review our facilities on an ongoing basis, including recently acquired facilities, to evaluate the feasibility of reducing on-site ammonia storage through engineering controls or, where required, to implement or update such programs. Some of our facilities that use various Freon compounds may not be in compliance with applicable Freon refrigerant requirements, including leak detection and repair, recordkeeping or reporting. We will continue to identify subject facilities and to implement procedural or mechanical changes as necessary to comply with applicable laws and regulations. To date, maintaining compliance with and addressing violations under these and other environmental laws and regulations has not had a significant effect on our business, financial condition or results of operations. However, significant operating costs and capital expenditures could be incurred if additional or more stringent requirements are imposed in the future.

From time to time, our use of ammonia has resulted in incidents that have temporarily disrupted our manufacturing operations and resulted in liability for administrative penalties and claims for personal injury. To date our costs to resolve these liabilities have not been material. We have settled litigation resulting from an ammonia release in June 2001 at our Baton Rouge, Louisiana manufacturing facility. See “Item 3. Legal Proceedings” for a more detailed description of this litigation. Although we carry liability insurance against such losses, we could incur significant costs if our coverage is not sufficient to pay for all or a large part of any judgments against us, or if our carrier refuses coverage for these losses.

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

Seasonality

The packaged ice business is highly seasonal, characterized by peak demand during the warmer months of May through September, with an extended peak selling season in the southern United States. Approximately 69%, 68% and 66% of our annual revenues occurred during the second and third calendar quarters in each of 2005, 2004 and 2003. Approximately 68% of our annual revenues also occurred during the second and third calendar quarters of 2002, 2001 and 2000. For information on our revenues per quarter for each of 2005, 2004 and 2003, see Note 16 to our audited financial statements included under Item 8. The higher level in 2005 was primarily due to the effects of the hurricane season, which caused a significant increase in sales during the third quarter of 2005. The lower level in 2003 was primarily due to the timing of our acquisitions, which occurred in the fourth quarter of that year. As a result of seasonal revenue declines and a less than proportional decline in expenses during the first and fourth quarters, we typically experience lower margins resulting in losses during these periods. In addition, because our operating results depend significantly on sales during our peak season, our quarterly results of operations may fluctuate significantly as a result of adverse weather during this peak selling period if the weather is unusually cool or rainy on a national or regional basis.

ITEM 1A.        Risk Factors

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

•       changes in the factors, assumptions and other considerations made by our board of directors in reviewing and revising our dividend policy;

•       our future results of operations, financial condition, liquidity needs and capital resources;

•       our various expected cash needs, including cash interest and principal payments on our indebtedness, capital expenditures, the purchase price of acquisitions, costs associated with being a public company and taxes; and

•       potential sources of liquidity, including borrowing under our revolving credit facility or possible asset sales.

We cannot assure you that our actual cash available to pay dividends will in fact equal or exceed the amount necessary to pay dividends at any time. Over time, our capital and other cash needs will invariably be subject to uncertainties, which could affect whether we pay dividends and the level of any dividends we may pay in the future. In addition, to the extent that we would seek to raise additional cash from additional debt incurrence or equity security issuances, we cannot assure you that such financing will be available on reasonable terms or at all. Each of the factors listed above could negatively affect our ability to pay dividends in accordance with our dividend policy or at all.

If our estimates relating to dividends payable in the future change, you may not receive the amount of dividends you expected.

If our estimates of cash available to pay dividends in the future were to fall below our expectations, our assumptions as to estimated cash needs were to be too low or if other applicable assumptions were to prove incorrect, we may need to:

•       either reduce or eliminate dividends, which may result in a decline in the market price or liquidity, or both, of our common stock;

•       fund dividends by incurring additional debt (to the extent we were permitted to do so under the agreements governing our then existing debt), which would increase our leverage and limit our funding alternatives for other uses;

•       amend the terms of Reddy Group’s senior credit facility or the indenture governing our senior discount notes to permit us to pay dividends or make other payments if we are otherwise not permitted to do so, which is likely to require us to incur significant costs;

•       fund dividends from future issuances of equity securities, which could be dilutive to our stockholders and negatively affect the market price of our common stock;

•       fund dividends from other sources, such as by asset sales or by working capital, which would leave us with less cash available for other purposes; and

•       reduce other expected uses of cash, such as capital expenditures and acquisitions, which could limit our ability to grow.

Our ability to pay dividends will be restricted by agreements governing our debt, including Reddy Group’s senior credit facility and the indenture governing our senior discount notes and by Delaware law.

Reddy Group’s senior credit facility and the indenture governing our senior discount notes restrict our ability to pay dividends. We refer you to “Liquidity and Capital Resources” under Item 7, where we describe the terms of our indebtedness, including provisions limiting our ability to declare and pay dividends.

Additionally, under the Delaware General Corporation Law, or DGCL, our board of directors may not authorize payment of a dividend unless it is either paid out of our surplus, as calculated in accordance with the DGCL, or if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

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

If we continue paying dividends at the level currently anticipated under our dividend policy, we may not retain a sufficient amount of cash to consummate acquisitions, and may need to seek financing to fund a material expansion of our business, including any significant acquisitions or to pursue growth opportunities requiring capital expenditures significantly beyond our current expectations. The risks relating to funding any dividends, or other cash needs as a result of paying dividends, are summarized in the preceding risk factors. If we are unable to take timely advantage of growth opportunities, our future financial condition and competitive position may be harmed, which in turn may adversely affect the market price of our common stock.

Risks Relating to Our Business

We have a substantial amount of indebtedness, which may reduce our cash flow and impede our ability to pay dividends on our common stock, remain in compliance with debt covenants, make payments on our indebtedness and operate our business.

As of December 31, 2005, we had outstanding indebtedness of approximately $353.0 million, which represented approximately 66% of our total consolidated capitalization. As of December 31, 2005, we also had availability of $54.7 million (net of standby letters of credit of approximately $5.3 million) under Reddy Group’s revolving credit facility.

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

The indenture governing our senior discount notes and Reddy Group’s senior credit facility permit us, under certain circumstances, to incur a significant amount of additional indebtedness. For example, Reddy Group’s senior credit facility allows us to incur up to an additional $80.0 million of incremental term loans under the credit facility, subject to certain conditions. In addition, we may incur additional indebtedness through Reddy Group’s revolving credit facility. If we incur additional debt, the risks associated with our substantial leverage, including our ability to service our debt and pay dividends on our common stock, would increase. This, in turn, could negatively affect the market price of our common stock.

The terms of Reddy Group’s senior credit facility and the indenture governing our senior discount notes may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

Reddy Group’s senior credit facility and the indenture governing our senior discount notes contain, and any future indebtedness of ours would likely contain, a number of financial and other restrictive covenants that impose significant operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our best long-term interests. For a more complete description of these covenants and restrictions, see “Liquidity and Capital Resources” under Item 7.

The operating and financial restrictions and covenants in our existing and future debt agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. A breach of any of the restrictive covenants in our new credit facilities could result in a default under such facilities. If any such default occurs, the lenders may elect to declare all obligations under Reddy Group’s senior credit facility to be immediately due and payable, enforce their security interest or require us to apply all of our available cash to repay these borrowings, any of which would result in an event of default under our senior discount notes. If the debt under Reddy Group’s senior credit facility or our senior discount notes were to be accelerated, our business operations would be interrupted, which would adversely affect the market price of our common stock.

The seasonal nature of the ice business results in losses and lower margins in the first and fourth quarters of the year.

We experience significant seasonal fluctuations in our net sales and profitability. We make a disproportionate amount of our sales in the second and third calendar quarters when the weather is generally warmer, which results in an increased demand for ice. We also earn our net income during these same periods. As a result of seasonal revenue declines and the lack of a corresponding decrease in expenses, we experience net losses and materially lower margins during the first and fourth calendar quarters. Variations in demand could have a material adverse effect on the timing of our cash flows and therefore limit our ability to timely service our obligations with respect to our indebtedness and to pay dividends. In addition, because our operating results depend significantly on sales during the second and third calendar quarters, our results of operations may fluctuate significantly if the weather during these periods is cool or rainy.

Weather conditions and weather events can decrease our sales or increase our expenses.

Cool or rainy weather can decrease sales, while extremely hot weather may increase our expenses, each resulting in a negative impact on our operating results and cash flow. Ice consumers demand ice for a variety of reasons, but many of them buy ice in connection with outdoor related activities, both commercial and recreational. As a result, demand for ice increases during periods of warm, sunny weather, and conversely, demand decreases during periods of cool, rainy weather. During extended periods of cool or rainy weather on a national basis, our revenues and results of operations may substantially decline. Also, hot weather does not necessarily result in greater net income. During extended periods of hot weather, our profits and cash flow may decline because of an increase in expenses in response to excess demand. We may have to transport ice from one plant to another and, in some cases, purchase ice from third party sources and transport it to a specific market to meet this excess demand, resulting in higher expenses and inconsistent service and product quality. Finally, although extreme weather events such as hurricanes can cause an increase in volume sales, those sales are not necessarily profitable due to added costs and disruptions to our normal service and distribution routes.

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

Increases in the prices of certain raw materials, electricity, insurance and other required expenses could, if we cannot pass those price increases along to our customers, have an adverse effect on our results of operations.

We use substantial amounts of polyethylene, which is the primary raw material used to manufacture the bags we use to package our ice, electricity in connection with our manufacturing process and fuel to operate the refrigerated trucks for ice delivery. We also carry general liability, workers’ compensation, health and vehicle insurance. We have already experienced increases in bag costs, fuel costs and insurance costs and may experience further increases in the future. If the prices for these items or other expenses increase beyond the amounts that we are able to pass along to our customers, our margins and our operating cash flow would decrease.

Our acquisitions may not be successfully integrated and could cause unexpected financial or operational difficulties.

In 2004 and 2005, we completed a total of 13 acquisitions. We anticipate that we may, from time to time, selectively acquire additional businesses, assets or securities of companies that we believe would provide a strategic fit with our business. Acquisitions are also accompanied by risks, such as potential exposure to unknown liabilities of acquired companies and the possible loss of key employees and customers of the acquired business. Further, acquisitions are subject to risks associated with the difficulty and expense of integrating the operations and personnel of the acquired companies, the potential disruption to our business and the diversion of management time and attention, any of which could increase the costs of operating our business, negate the expected benefits of the acquisitions or result in the loss of customers.

We could incur substantial costs as a result of violations of or liabilities under environmental laws.

Our operations are subject to a wide range of environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use, management and disposal of hazardous and non-hazardous materials and wastes and the cleanup of contamination. Noncompliance with such laws and regulations, or incidents resulting in environmental releases, could cause us to incur substantial costs, including cleanup costs, fines and penalties, third party claims for personal injury, investments to retrofit or upgrade our facilities and programs, or curtailment of our operations. For example, our ice manufacturing and cold storage operations use refrigerants such as ammonia and Freon. Some of our facilities may not be in compliance with certain Freon refrigerant requirements, such as leak detection and repair, recordkeeping or reporting. In addition, the market price of Freon is rising as a result of phase-outs under federal laws, which could significantly increase our operating costs in the future if we are not able to obtain approved substitutes. From time to time, our use of ammonia has resulted in releases that have temporarily disrupted our manufacturing operations and resulted in lawsuits or administrative penalties. For example, we have settled litigation resulting from an ammonia release in June 2001 at our Baton Rouge, Louisiana facility. See Item 3.

Material violations of, or liabilities under, environmental laws may require us to incur substantial costs which could reduce our margins, or to divert resources from ongoing environmental programs and improvements, which could delay our efforts to integrate acquisitions and upgrade our operations, or expose us to risk of further environmental liability.

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

It is our practice to protect certain of our proprietary materials and processes by relying on trade secrets laws and non-disclosure and confidentiality agreements. Confidentiality or trade secrets may not be maintained and others may independently develop or obtain access to such materials or processes, which could adversely affect our competitive position and ability to differentiate our products and services from our competitors’ offerings.

Limitations on our ability to utilize our tax assets before they expire may negatively affect financial results and the ability to pay dividends to you.

As of December 31, 2005, we had net operating loss carry-forwards for U.S. federal income tax purposes of approximately $122 million, of which approximately $84 million was attributable to the Predecessor. There are annual limitations on the utilization of the net operating loss carry-forwards generated by the Predecessor due to changes in ownership on and prior to August 15, 2003. We cannot assure you that we will be able to utilize our tax assets. Further, since at the closing of our initial public offering on August 12, 2005 our existing equity investors ceased to own a majority of our common stock, new limitations apply to the approximately $38 million of net operating loss carry-forwards that were generated by the Successor prior to that date and additional limitations apply to the net operating loss carry-forwards generated by the Predecessor. If we are not able to utilize our tax assets in the manner or in the timeframe we anticipate, our future after-tax cash flow available for payment of dividends on our common stock will be reduced.

Any significant reduction in goodwill and other intangible assets would have an adverse effect on the value of our business.

Our acquisitions have resulted in significant amounts of goodwill and other intangible assets. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, and intangible assets totaled approximately $297.3 million at December 31, 2005, representing approximately 49% of our total assets. In the future, goodwill and intangible assets may increase as a result of future acquisitions. Goodwill and intangible assets are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. During the three months ended June 30, 2005, we recorded a non-cash impairment charge of $5.7 million to the goodwill in the cold storage portion of our non-ice products and operations business segment as a result of a significant reduction in cold storage sales volumes related to a particular customer. The amount of this and any future impairment must be charged to earnings. Any future determination requiring the write-off of a significant portion of the goodwill and intangible assets recorded on our balance sheet could have an adverse effect on the value of our business.

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

•       establish new internal policies, such as those relating to disclosure controls and procedures and insider trading.

•       involve and retain to a greater degree outside counsel and accountants in the above activities; and

•       enhance our investor relations function.

As of December 31, 2005, certain of these requirements are not yet applicable to us.

Our status as a public company has increased our insurance costs and may make it more difficult for us to attract and retain qualified officers and directors.

Being a public company has made it more expensive for us to obtain director and officer liability insurance due to potentially greater personal liability faced by public company officers and directors. We may also, in the future, be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our management and board of directors, particularly to serve on our audit committee, and qualified executive officers.

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

Risks Relating to Our Common Stock

We are a recently listed public company. As a result, the market for our common stock may be volatile, which could cause the value of your investment to decrease.

Before our recently completed initial public offering, there had been no public market for our common stock. Because our common stock has a limited trading history, the market price of our common stock may fluctuate widely as a result of various factors, such as period-to-period fluctuations in our actual or anticipated operating results, sales of our common stock by our existing equity investors, failure to pay dividends at anticipated levels, developments in our industry, the failure of securities analysts to cover our common stock or changes in financial estimates by analysts, failure to meet financial estimates by analysts, competitive factors, general economic and securities market conditions and other external factors. Also, securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic or market conditions, and market conditions affecting the stock of companies in our industry in particular, could reduce the market price of our common stock in spite of our operating performance.

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

Future sales of our shares could depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur.  These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.  As of March 13, 2006 we had 21,637,020 shares of common stock outstanding.  Of those shares, the 11,730,000 shares sold in our initial public offering in August 2005 are freely tradable.  Of the remaining shares, 311,620 shares represent restricted shares, all of which are subject to vesting on or prior to July 1, 2007.  The 9,595,400 remaining shares will be eligible for resale from time to time, subject to contractual and Securities Act restrictions.  In addition to our common stock outstanding, 697,625 restricted share units were outstanding as of March 13, 2006 and are subject to vesting on or prior to August 12, 2009.

Our Sponsors, which collectively own 8,674,388 shares, have the ability to cause us to register the resale of their shares.  Certain other holders of our common stock, including members of our management, will be able to participate in such registration.  We have previously registered on Form S-8 all 750,000 shares reserved in connection with our 2005 Equity Incentive Plan, including the shares underlying the outstanding restricted shares units, and such shares may be sold as provided therein.

We are a holding company with no operations, and unless we receive dividends, distributions, advances, transfers of funds or other payments from our subsidiaries, we will be unable to pay dividends on our common stock and meet our debt service and other obligations.

We are a holding company and conduct all of our operations through our subsidiaries. We do not have, apart from our ownership of Reddy Group, any independent operations. As a result, we will rely on dividends and other payments or distributions from Reddy Group and our other subsidiaries to pay dividends on our common stock and meet our debt service and other obligations. The ability of Reddy

Group and our other subsidiaries to pay dividends or make other payments or distributions to us will depend on our operating results and may be restricted by, among other things, the covenants that are contained in our new credit facilities and the covenants of any future outstanding indebtedness we or our subsidiaries incur.

In addition, because we are a holding company, claims by our stockholders will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our subsidiaries, including obligations under our new credit facilities. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our subsidiaries will be able to satisfy the claims of our stockholders only after all of our and our subsidiaries’ liabilities and obligations have been paid in full.

Our Sponsors may have significant influence on our company, including control over decisions that require the approval of equityholders, whether or not such decisions are believed by the other equityholders to be in their own best interests.

Trimaran Fund Management L.L.C. and Bear Stearns Merchant Banking (together, our “Sponsors”) beneficially own approximately 40.0% of our common stock. Accordingly, in the event that our Sponsors decide to act in concert, so long as our Sponsors continue to own a significant percentage of our common stock they would have the collective ability to significantly influence or effectively control the outcomes of various matters requiring stockholder approval, including the nomination and election of directors, the determination of our corporate and management policies and the determination of the terms of and outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions.

Provisions of our charter documents and the DGCL may inhibit a takeover, which could negatively affect our stock price.

Provisions of our charter documents and the DGCL, the state in which we are incorporated, could discourage potential acquisition proposals or make it more difficult for a third party to acquire control of our company, even if doing so might be beneficial to our stockholders. Our amended and restated certificate of incorporation and by-laws provide for various procedural and other requirements that could make it more difficult for stockholders to effect certain corporate actions. For example, our amended and restated certificate of incorporation authorizes our board of directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock without any vote or action by our stockholders. Our board of directors could therefore authorize and issue shares of preferred stock with voting or conversion rights that could dilute the voting power or diminish other rights of holders of our common stock. Additional provisions are included in our amended and restated certificate of incorporation and by-laws which could make it more difficult for stockholders to effect certain corporate actions, including:

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

ITEM 1B.   Unresolved Staff Comments

Not applicable.

ITEM 2.   Properties

We maintain our principal executive offices in Dallas, Texas, where we lease approximately 17,958 square feet of space. The lease in Dallas expires in 2015. At March 13, 2006, we owned or leased 58 ice manufacturing plants, 53 distribution centers, five refrigerated warehouses and one bottled water plant. As of March 13, 2006, we leased 12 of our ice manufacturing plants and 18 of our distribution centers. The leases are scheduled to expire at various dates from 2006 to 2016. Including an installed base of approximately 3,000 Ice Factories, we had a combined, rated ice manufacturing capacity of approximately 17,000 tons per day. We believe that our current physical properties, along with our planned capital expenditures, are adequate for us to execute our current business strategy.

Certain manufacturing and distribution facilities may be permanently closed in conjunction with our continuing consolidation plans, while others may be closed on a seasonal basis depending upon production requirements. As of March 13, 2006, we have five idle properties that are being marketed for disposition. These properties are excluded from the table below.

The following is a list of our active facilities and total rated traditional ice manufacturing capacity as of March 13, 2006:

	No. of Manufacturing Facilities	No. of Distribution Centers	No. of Refrigerated Warehouses	Bottled Water Plant	Traditional Manufacturing Capacity (Rated Tons Per Day)(1)
Alabama	2	1	—	1	472
Arizona	3	3	—	—	1,009
Arkansas	1	2	—	—	240
California	1	—	—	—	80
Colorado	1	—	1	—	320
Florida	9	5	—	—	1,957
Georgia	5	3	—	—	1,380
Louisiana	3	6	—	—	720
Maryland	1	2	—	—	240
Mississippi	—	2	—	—	—
Missouri	1	—	—	—	180
Nevada	1	—	1	—	260
New Mexico	1	3	—	—	160
North Carolina	4	—	1	—	1,225
Oklahoma	3	2	—	—	502
South Carolina	4	—	—	—	860
Tennessee	2	—	—	—	408
Texas	11	19	—	—	2,760
Utah	1	—	—	—	140
Virginia	3	5	2	—	880
West Virginia	1	—	—	—	120
Total	58	53	5	1	13,913

(1)          Does not include the rated ice manufacturing capacity of our installed Ice Factories, which was approximately 3,000 tons per day in the aggregate as of March 13, 2006 and approximately 476 tons per day of idle traditional ice manufacturing capacity as of March 13, 2006.

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

We have been involved in litigation in connection with a June 2001 ammonia release at our Baton Rouge, Louisiana manufacturing facility.  The case, a consolidation of seven lawsuits generally referred to as Wallace Acey, Jr., et al. v. Reddy Ice Corp., was filed in the 19th Judicial District Court, Parish of East Baton Rouge, Louisiana.  Plaintiffs, who were certified as a settlement class, alleged injuries primarily consisting of inconvenience, watery eyes and offensive odors.  The parties reached an agreement in settlement of all claims in 2004 and, thereafter, pursuant to a Final Order and Judgment issued on January 25, 2005, the court approved the fairness of the settlement and dismissed all claims of the class, with prejudice, effective April 2005.  Our insurance carrier funded the majority of the settlement and related legal fees. We recognized $150,000 of expense in our 2004 results related to our obligation under the settlement.  On January 26, 2006, the court issued an order establishing a settlement fund distribution protocol and we thereafter transferred the settlement fund to an account administered by the court appointed disbursing agent, thereby fulfilling our final obligation under the order.  Pursuant to the terms of the order, we have no further obligation to fund the settlement.  We understand that the disbursing agent is in the process of distributing the fund to settlement class members.  We do not believe that the final resolution of this litigation as described above will have a material impact on our business, financial condition or results of operations.

ITEM 4.   Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2005, no matters were submitted to a vote of security holders.

PART II

ITEM 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock was listed on the New York Stock Exchange under the symbol “FRZ” on August 10, 2005. Prior to that time, there was no public market for our common stock. The following table presents the high and low sales prices for the common stock on the New York Stock Exchange during the periods indicated and the dividends declared during such periods:

	NYSE Market Price		Cash dividends declared
	High	Low	per share(1)
2005
Third quarter (commencing August 10, 2005)	$22.45	$19.00	$0.20788
Fourth quarter	$22.76	$20.25	$0.3825

(1)          Declared dividends were paid on or about the fifteenth day of the first month of the following quarter.

As of March 13, 2006 there were approximately 128 registered holders of record of our common stock and 21,637,020 shares of our common stock outstanding. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

On August 11, 2005 our Board of Directors, or Board, declared a partial quarterly dividend of $0.20788 per share of common stock, representing an aggregate dividend of approximately $4.5 million (based on 21,680,742 outstanding shares as of September 30, 2005). The dividend was paid October 17, 2005, to stockholders of record as of the close of business on September 30, 2005. On December 15, 2005 the Board declared a quarterly dividend of $0.3825 per share of common stock, representing an aggregate quarterly dividend of approximately $8.3 million (based on 21,690,042 outstanding shares as of December 30, 2005). The dividend was paid January 17, 2006, to stockholders of record as of the close of business on December 30, 2005. On March 15, 2006 the Board declared a quarterly dividend of $0.3825 per share of common stock, payable on or about April 17, 2006 to stockholders of record as of the close of business on March 31, 2006.

As previously announced, we intend to continue paying quarterly dividends at an annual rate of $1.53 per share on our common stock outstanding for the first four fiscal quarters following the closing of our initial public offering, subject to the Board’s decision to declare these dividends and various restrictions on our ability to do so. The Board will evaluate whether to pay a dividend on a quarterly basis and will base its decisions on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors the Board may deem relevant.

The amounts available to us to pay further cash dividends are restricted by Reddy Group’s senior credit facility and the indenture governing our outstanding senior discount notes. For additional information about the restrictions on our ability to pay future dividends, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Covenant Compliance.”

During 2005, no purchases of our common stock were made by us. On February 28, 2006, 186,261 shares of previously issued restricted stock issued to certain members of management and independent directors vested according to their terms. We withheld 51,256 of such shares on that date in satisfaction of statutory federal and state withholding obligations on behalf of employees whose restricted stock vested on that date. The withheld shares were assigned a value equal to the closing price on February 28, 2006. The members of management received no cash proceeds from the repurchases.

Equity Compensation Plans

Information concerning securities authorized for issuance under equity compensation plans is set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information.”

Sales of Unregistered Securities

The following information relates to the sales and other issuances of our securities within the past three fiscal years, none of which were registered pursuant to the Securities Act of 1933 as amended (the “Securities Act”).

On July 31, 2003, we issued a parent guarantee to the initial purchasers of $152,000,000 aggregate principal amount at maturity of Cube Acquisition Corp.’s 8 7/8% senior subordinated notes due 2011. The notes were subsequently assumed by Reddy Group on August 15, 2003 in connection with the merger.

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

On August 15, 2003, upon consummation of the merger, we sold 12,978,900 shares of common stock for an aggregate purchase price of $94.05 million and 94,050 shares of Series A preferred stock for an aggregate purchase price of $94.05 million to our Sponsors and members of our senior management. These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering.

On November 6, 2003, in connection with the acquisition of Triangle, we sold 690,000 shares of common stock for an aggregate purchase price of $5.0 million and 5,000 shares of series A preferred stock for an aggregate purchase price of $5.0 million to all of our then-current stockholders. These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering.

On August 16, 2004, we sold 17,250 shares of common stock and 125 shares of our Series A preferred stock to one of our independent directors. The shares were sold for cash proceeds equal to $7.25 per common share and $1,000 per preferred share or an aggregate of $250,000. These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering.

On October 27, 2004, we sold $151,000,000 aggregate principal amount at maturity of our 10 1/2% Senior Discount Notes due 2012 (the “senior discount notes”). We received gross proceeds of approximately $100.2 million upon the issuance of the senior discount notes.

The initial purchasers of the senior discount notes and the principal amount purchased by each such purchaser are listed in the table below:

Name of Purchaser	Principal Amount at Maturity
Credit Suisse First Boston LLC	$60,400,000
Bear, Stearns & Co. Inc.	$45,300,000
CIBC World Markets Corp.	$45,300,000
Total	$151,000,000

The issuance of the senior discount notes to the initial purchasers was made in reliance on Section 4(2) under the Securities Act and the senior discount notes were subsequently resold by the initial purchasers pursuant to Rule 144A and Regulation S thereunder. The sale of the senior discount notes was made without general solicitation or advertising.

Use of Proceeds from Sales of Registered Securities

On August 9, 2005, we registered 11,730,000 shares of our common stock for an aggregate offering price of $217,005,000 in our initial public offering. On August 12, 2005 we closed the sale by us and the selling stockholders of a total of 11,730,000 shares of our common stock in our initial common stock offering at a price of $18.50 per share in a firm commitment underwritten initial public offering. Of the shares sold in the offering, 6,911,765 shares were sold by us and the remaining 4,818,235 shares were sold by the selling stockholders. This offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-122751), which the SEC declared effective on August 9, 2005. Bear, Stearns & Co. Inc., Lehman Brothers Inc., Credit Suisse First Boston LLC, Goldman, Sachs & Co. and CIBC World Markets Corp. served as lead underwriters in the offering. The gross proceeds of the offering were allocated as follows:

•       approximately $89.1 million was received by the selling stockholders; and

•       we received the remaining $127.9 million.

The proceeds of the offering received by us, together with $256.0 million in borrowings under Reddy Group’s senior credit facility, were used as follows:

•       approximately $9.0 million was paid to the underwriters in connection with the underwriting discount;

•       approximately $11.0 million was used in connection with offering expenses, printing fees, listing fees, filing fees, accounting fees and legal fees in connection with the offering and with the related transactions;

•       approximately $184.5 million was used in connection with the repayment of our previous credit facilities;

•       approximately $169.8 million was used to repurchase the Reddy Group notes; and

•       approximately $9.6 million was retained by the Company as additional cash in hand.

On August 26, 2005, we paid $0.4 million to purchase and retire senior discount notes with an aggregate principal amount at maturity of $0.5 million. On February 28, 2006, 186,261 shares of previously issued restricted stock issued to certain members of management and independent directors vested according to their terms. We withheld 51,256 of such shares on that date in satisfaction of statutory federal and state tax withholding obligations on behalf of employees whose restricted stock vested on that date and used $1.0 million of the retained proceeds of our initial public offering to fund these withholding obligations. The withheld shares were assigned a value equal to the closing price on February 28, 2006. The members of management received no cash proceeds from the repurchases.

ITEM 6. Selected Financial Data

The following table sets forth, for the periods and dates indicated, selected consolidated data derived from our consolidated financial statements. The following information should be read in conjunction with our consolidated financial statements, including the notes thereto, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

On August 15, 2003, Packaged Ice, Inc. merged with Cube Acquisition Corp., a wholly-owned subsidiary of Reddy Ice Holdings, Inc. Packaged Ice, which was renamed Reddy Ice Group, Inc., was the surviving corporation and became a wholly-owned subsidiary of Reddy Holdings, which was established on May 8, 2003. Reddy Holdings and Cube Acquisition conducted no operations from May 8, 2003 to August 14, 2003. Reddy Holdings and Reddy Group are collectively referred to as the “Successor.”  Packaged Ice prior to the merger is referred to as the “Predecessor.”  Because of purchase accounting, certain amounts may not be comparable between the Predecessor and Successor.

	Successor		Successor	Predecessor	Combined	Predecessor
			May 8, 2003
			(Date of		Twelve Months
	Year Ended		Inception) to	January 1 to	Ended	Year Ended
	December 31,		December 31,	August 14,	December 31,	December 31,
	2005	2004	2003	2003	2003(1)	2002	2001
	(in thousands, except per share amounts)
Operating Data:
Revenues	$319,772	$285,727	$86,919	$151,269	$238,188	$235,660	$244,247
Cost of sales (excluding depreciation)	196,223	173,066	52,732	91,642	144,374	144,852	156,434
Depreciation expense related to cost of sales	18,838	17,850	5,883	10,881	16,764	18,567	19,283
Gross profit	104,711	94,811	28,304	48,746	77,050	72,241	68,530
Operating expenses	42,030	36,928	13,430	18,598	32,028	33,739	37,372
Depreciation and amortization expense	5,691	5,335	1,733	3,647	5,380	6,137	14,533
Loss (gain) on disposition of assets	1,848	398	—	(11)	(11)	4,345	(49)
Impairment of assets	5,725	—	—	—	—	7,363	—
Management agreement termination fees and transaction bonuses and expenses	6,171	—	—	—	—	—	—
Other income, net	—	—	—	116	116	161	19
Loss on extinguishment of debt	28,189	—	—	—	—	2,494	—
Interest expense	34,421	25,105	10,370	21,063	31,433	34,870	36,686
Income tax benefit (expense)	7,248	(10,494)	(1,053)	—	(1,053)	—	—
Cumulative effect of change in accounting principle	—	—	—	—	—	(73,230)	—
Net income (loss)	$(12,116)	16,551	1,718	5,565	7,283	(84,788)	(19,993)
Net income (loss) available to common stockholders	$(12,116)	$5,968	$(2,713)	$2,999	$286	$(88,598)	$(23,451)
Basic net income (loss) per share:
Net income (loss) available to common stockholders before cumulative effect of change in accounting principle	$(0.72)	$0.44	$(0.35)	$0.15		$(0.76)	$(1.19)
Culumative effect of change in accounting principle	—	—	—	—		(3.64)	—
Net income (loss) available to common stockholders	$(0.72)	$0.44	$(0.35)	$0.15		$(4.40)	$(1.19)
Weighted average common shares outstanding	16,760	13,675	7,858	20,159		20,157	19,756
Diluted net income (loss) per share:
Net income (loss available to common stockholders before cumulative effect of change in accounting principle)	$(0.72)	$0.44	$(0.35)	$0.14		$(0.76)	$(1.19)
Culumative effect of change in accounting principle	—	—	—	—		(3.64)	—
Net income (loss) available to common stockholders	$(0.72)	$0.44	$(0.35)	$0.14		$(4.40)	$(1.19)
Weighted average common shares outstanding	16,760	13,703	7,858	20,808		20,157	19,756
Cash dividends declared per common share(2)	$0.59	$0.76	$—	$—		$—	$—

	Successor		Successor	Predecessor	Combined	Predecessor
			May 8, 2003
			(Date of		Twelve Months
	Year Ended		Inception) to	January 1 to	Ended	Year Ended
	December 31,		December 31,	August 14,	December 31,	December 31,
	2005	2004	2003	2003	2003(1)	2002	2001
	(in thousands, except per share amounts)
Balance Sheet Data:
Total cash and cash equivalents and restricted cash(3)	$33,997	$4,478	$12,801			$6,500	$16,913
Working capital(4)	33,083	2,208	7,651			(6,079)	(4,234)
Total assets	603,764	588,620	614,336			347,573	460,784
Total debt	352,960	437,066	330,947			305,214	332,667
Mandatorily redeemable preferred stock	—	—	—			40,992	37,181
Total stockholders’ equity (deficit)	183,183	82,933	191,318			(37,149)	52,477
Other Financial Data:
Net cash provided (used in):
Cash flows—operating activities	$55,587	$47,786	$30,092	$(4,846)	$25,246	$32,690	$19,153
Cash flows—investing activities	(20,551)	(30,205)	(206,128)	(6,612)	(212,740)	(11,595)	(7,602)
Cash flows—financing activities	(5,517)	(25,904)	188,837	11,664	200,501	(24,808)	(2,365)
Capital expenditures(5)	(19,265)	(15,988)	(13,721)	(7,848)	(21,569)	(14,403)	(16,510)
Proceeds from dispositions	2,108	2,657	311	1,236	1,547	3,378	10,968

(1)          Represents the sum of the Successor’s results for the period from May 8, 2003 (Date of Inception) to December 31, 2003 and the Predecessor’s results from January 1, 2003 to August 14, 2003. The Successor conducted no operations from May 8, 2003 to August 14, 2003.

(2)          All dividends declared in the year ended December 31, 2005 were paid after August 12, 2005, the closing date of the initial public offering of our common stock.

(3)          Includes restricted cash of $6.7 million at December 31, 2001, which was used to collateralize outstanding standby letters of credit.

(4)          Working capital is defined as current assets less current liabilities.

(5)          Excludes the costs of acquisitions and purchases of leased assets.

ITEM 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the “Item 6. Selected Financial Data,” and our consolidated financial statements, including the notes thereto beginning on page F-1, and the other information appearing elsewhere in this report.

Overview

We are the largest manufacturer and distributor of packaged ice in the United States and currently serve approximately 82,000 customer locations in 31 states and the District of Columbia. We operate in two business segments—ice products and non-ice products and operations. Ice products accounted for approximately 95%, 94% and 92% of revenues in 2005, 2004 and 2003, respectively. Our ice products business segment consists of:

•       the traditional manufacture and delivery of ice from a central point of production to the point of sale; and

•       the installation and operation of The Ice Factory in our customers’ high volume locations.

Our other business segment, non-ice products and operations, consists of refrigerated warehousing for third parties and the manufacture and sale of bottled water.

Seasonality.   Our results of operations are highly seasonal, characterized by peak demand during the warmer months of May through September, with an extended peak selling season in the southern United States. Revenue within specific markets can also be affected by weather conditions, with cool or rainy weather negatively impacting demand and extremely hot weather increasing our costs as we respond to excess customer demand for our products. Approximately 69% and 68% of our revenues occurred during the second and third calendar quarters in 2005 and 2004, respectively. As a result of seasonal volume declines and a less than proportional decline in expenses during the first and fourth quarters, we typically experience lower margins resulting in losses during these periods. In addition, because a significant portion of our annual sales are generated during the second and third calendar quarters, our annual results of operations may fluctuate significantly based on the weather conditions during these periods. Cool and rainy weather has a negative impact on operations, while warm and dry weather generally has a positive impact.

Predecessor and Successor.   On August 15, 2003, Packaged Ice, Inc. merged with Cube Acquisition Corp., a wholly owned subsidiary of Reddy Ice Holdings, Inc. Packaged Ice was the surviving corporation and became a wholly owned subsidiary of Reddy Holdings, which was established on May 8, 2003. In connection with the merger, Packaged Ice was renamed Reddy Ice Group, Inc. Reddy Holdings and Reddy Group are collectively referred to as the “Successor”. Packaged Ice prior to the merger is referred to as the “Predecessor”.

In accordance with GAAP, we have separated our historical financial results for the Predecessor and the Successor. The separate presentation is required under GAAP in situations when there is a change in accounting basis, which occurred when purchase accounting was applied to the acquisition of the Predecessor. Purchase accounting requires that the historical carrying value of assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price. In addition, at the time of the acquisition of the Predecessor, we experienced changes in our business relationships as a result of the entry into the new employment agreements with members of our management, the financing transactions and transactions with our stockholders related to the acquisition, and the purchase of $9.4 million of leased equipment which was consummated simultaneously with the acquisition of the Predecessor. There were no material changes to the operations or customer relationships of the business as a result of the acquisition of the Predecessor.

We believe that this separate presentation may impede the ability of users of our financial information to understand our operating and cash flow performance. Consequently, in order to enhance an analysis of our operating results and cash flows, we have presented our operating results and cash flows on a combined basis for the full twelve month period ended December 31, 2003. This combined presentation for the twelve month period ended December 31, 2003 simply represents the mathematical addition of the pre-merger results of operations of the Predecessor for the period from January 1, 2003 to August 14, 2003 and the results of operations of the Successor for the period from May 8, 2003 to December 31, 2003. The Successor conducted no operations from the date of formation of Reddy Holdings and Cube, May 8, 2003, until the merger on August 14, 2003. These combined results are not intended to represent what our operating results would have been had the merger occurred at the beginning of the period. A reconciliation showing the mathematical combination of our operating results for such periods is included herein.

In evaluating our results of operations and financial performance, our management has used the combined results for the twelve months ended December 31, 2003 as a single measurement period. Due to the highly seasonal nature of our business, we believe that comparisons between full year results for 2004 and either the Predecessor’s results for the period from January 1, 2003 to August 14, 2003 or the Successor’s results for the period from May 8, 2003 to December 31, 2003 are not relevant or helpful to investors. We believe this combined presentation provides relevant information for investors.

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

Operating Expenses.   Our operating expenses are costs associated with selling, general and administrative functions. These costs include executive officers’ compensation, office and administrative salaries, insurance, legal and other professional services and costs associated with leasing office space. Labor costs, including associated payroll taxes and benefit costs, but excluding non-cash stock-based compensation expense, included in operating expenses represented approximately 8% and 7% of sales in 2005 and 2004, respectively.

Facilities.   At March 13, 2006, we owned or operated 58 ice manufacturing facilities, 53 distribution centers, approximately 79,000 merchandisers (cold storage units installed at customer locations), approximately 3,000 Ice Factories, five refrigerated warehouses and one bottled water plant. As of the same date, we had an aggregate daily ice manufacturing capacity of approximately 17,000 tons.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

	Successor		Change from Previous Year
	Year Ended December 31, 2005	Year Ended December 31, 2004	Dollars	%
	(dollars in thousands)
Consolidated Results:
Revenues	$319,772	$285,727	$34,045	11.9
Cost of sales (excluding depreciation)	196,223	173,066	23,157	13.4
Depreciation expense related to cost of sales	18,838	17,850	988	5.5
Gross profit	104,711	94,811	9,900	10.4
Operating expenses	42,030	36,928	5,102	13.8
Depreciation and amortization expense	5,691	5,335	356	6.7
Loss on disposition of assets	1,848	398	1,450	364.3
Impairment of assets	5,725	—	5,725	—
Management agreement termination fees and transaction bonuses and expenses	6,171	—	6,171	—
Income from operations	43,246	52,150	(8,904)	(17.1)
Loss on extinguishment of debt	28,189	—	28,189	—
Interest expense	34,421	25,105	9,316	37.1
Income (loss) before income taxes	(19,364)	27,045	(46,409)	(171.6)
Income tax benefit (expense)	7,248	(10,494)	17,742	169.1
Net income (loss)	$(12,116)	$16,551	$(28,667)	(173.2)
Ice Operations:
Revenues	$304,755	$268,319	$36,436	13.6
Cost of sales (excluding depreciation)	186,668	162,811	23,857	14.7
Depreciation expense related to cost of sales	17,769	16,769	1,000	6.0
Gross profit	100,318	88,739	11,579	13.0
Operating expenses	40,172	35,040	5,132	14.6
Non-Ice Operations:
Revenues	$15,017	$17,408	$(2,391)	(13.7)
Cost of sales (excluding depreciation)	9,555	10,255	(700)	(6.8)
Depreciation expense related to cost of sales	1,069	1,081	(12)	(1.1)
Gross Profit	4,393	6,072	(1,679)	(27.7)
Operating expenses	1,858	1,888	(30)	(1.6)

Revenues:   Revenues increased $34.0 million from 2004 to 2005. This increase was primarily due to an increase in volume sales, primarily in the third quarter of 2005, due to more favorable weather in most of our markets and increased demand resulting from the impact of Hurricanes Katrina and Rita, and the effects of package sizing initiatives, which consisted primarily of converting a portion of our ice sales from seven to ten pound bags. Also contributing to the increase was higher average pricing, the effects of the acquisitions of ice companies (approximately $5.7 million) and changes in terms under which we do business with the majority of our distributors (approximately $2.6 million). The modifications to our distributor business occurred mostly in the second quarter of 2004 and resulted in a corresponding increase in cost of sales (excluding depreciation). Partially offsetting these increases in revenues was a $2.4 million decrease in non-ice revenue, primarily due to volume decreases in our cold storage business.

Cost of Sales (Excluding Depreciation):   Cost of sales (excluding depreciation) increased $23.2 million from 2004 to 2005. This increase in cost of sales (excluding depreciation) was primarily due to the increased volume sales referred to above, approximately $4.4 million of additional costs associated with acquired ice operations, a $2.4 million increase in distribution costs related to changes in terms under which we do business with the majority of our distributors, and a $5.3 million increase in fuel and plastic bag costs due to market increases in energy prices. Partially offsetting these increases was a $0.7 million reduction of costs in our non-ice operations, primarily labor costs in our cold storage operations related to decreased sales volumes.

Labor costs, including associated payroll taxes and benefit costs (including health insurance), accounted for approximately 24% and 25% of revenues in 2005 and 2004, respectively. Cost of plastic bags represented approximately 7% and 6% of revenues in 2005 and 2004, respectively. Fuel expenses represented approximately 3% of revenues in 2005 and 2004. Expenses for independent third party distribution services represented approximately 6% and 5% of revenues in 2005 and 2004, respectively. Electricity expense represented approximately 5% and 6% of revenues in 2005 and 2004, respectively.

Depreciation Expense Related to Cost of Sales:   Depreciation expense related to cost of sales increased $1.0 million from 2004 to 2005 as a result of additional depreciation expense associated with new production and distribution equipment placed in service during 2005 and assets acquired through the acquisition of ice companies throughout 2004 and 2005, partially offset by the effect of asset dispositions.

Operating Expenses:   Operating expenses increased $5.1 million from 2004 to 2005. The increase is primarily due to $1.9 million of increased incentive compensation, increased non-cash stock-based compensation of $2.2 million, additional costs related to acquired ice operations of $0.6 million and a $2 million net increase in other costs, primarily insurance and professional services. Offsetting these increases is a $1.4 million decrease in financing transaction expenses; the issuance of senior discount notes in the fourth quarter of 2004 resulted in expenses that did not recur in 2005.

Depreciation and Amortization:    Depreciation and amortization increased $0.4 million from 2004 to 2005. This increase was primarily due to additional amortization expense associated with the intangible assets recorded in connection with the acquisitions completed in 2004 and 2005.

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

Management Agreement Termination Fees and Transaction Bonuses and Expenses:   In connection with our initial public offering and the related transactions in August 2005, we recorded expenses of $6.2 million. These charges were related to payments to our majority owners to terminate the management services agreement (approximately $4.0 million), transaction bonuses to certain employees (approximately $1.8 million) and other fees and expenses (approximately $0.4 million).

Loss on Extinguishment of Debt:   In connection with our initial public offering and the related transactions in August 2005, we redeemed substantially all of our 8 7/8% senior subordinated notes pursuant to a tender offer and consent solicitation and repaid all balances outstanding under our credit facility. We incurred a loss of $28.1 million in connection with these repayments consisting of the tender premiums and consent fees paid to the holders of the 8 7/8% senior subordinated notes (approximately $17.3 million), the write-off of deferred debt costs and original issue discount related to the 8 7/8% senior subordinated notes and the credit facility (approximately $10.6 million) and other fees and expenses (approximately $0.2 million). Additionally, during the three months ended September 30, 2005, we paid $0.4 million to purchase and retire senior discount notes with an aggregate principal amount at maturity of $0.5 million. A loss of $0.046 million was recognized in connection with this transaction.

Interest Expense:   Interest expense increased $9.3 million from 2004 to 2005 due to $9.1 million of non-cash interest expense associated with our senior discount notes issued on October 27, 2004, the effects of higher interest on our variable rate debt combined with greater outstanding balances under our senior credit facility, offset by the effect of the redemption of substantially all of our 8 7/8% senior subordinated notes on August 15, 2005.

Year Ended December 31, 2004 Compared to Twelve Months Ended December 31, 2003

	Successor	Successor	Predecessor	Combined	Change from Previous Year
	Year Ended December 31, 2004	May 8, 2003 (Date of Inception) to December 31, 2003	January 1 to August 14, 2003	Twelve Months Ended December 31, 2003	Dollars	%
	(dollars in thousands)
Consolidated Results:
Revenues	$285,727	$86,919	$151,269	$238,188	$47,539	20.0
Cost of sales (excluding depreciation)	173,066	52,732	91,642	144,374	28,692	19.9
Depreciation expense related to cost of sales	17,850	5,883	10,881	16,764	1,086	6.5
Gross profit	94,811	28,304	48,746	77,050	17,761	23.1
Operating expenses	36,928	13,430	18,598	32,028	4,900	15.3
Depreciation and amortization expense	5,335	1,733	3,647	5,380	(45)	(0.8)
Loss (gain) on disposition of assets	398	—	(11)	(11)	409	3,718.2
Income from operations	52,150	13,141	26,512	39,653	12,497	31.5
Other income, net	—	—	116	116	(116)	(100.0)
Interest expense	(25,105)	(10,370)	(21,063)	(31,433)	6,328	20.1
Income before income taxes	27,045	2,771	5,565	8,336	18,709	224.4
Income tax expense	10,494	1,053	—	1,053	9,441	896.6
Net income before preferred dividends	$16,551	$1,718	$5,565	$7,283	$9,268	127.3
Ice Operations:
Revenues	$268,319	$79,954	$139,618	$219,572	$48,747	22.2
Cost of sales (excluding depreciation)	162,811	48,867	84,384	133,251	29,560	22.2
Depreciation expense related to cost of sales	16,769	5,500	10,475	15,975	794	0.05
Gross profit	88,739	25,587	44,759	70,346	18,393	26.1
Operating expenses	35,040	12,509	17,051	29,560	5,480	18.5
Non-Ice Operations:
Revenues	$17,408	$6,965	$11,651	$18,616	$(1,208)	(6.5)
Cost of sales (excluding depreciation)	10,255	3,865	7,258	11,123	(868)	(7.8)
Depreciation expense related to cost of sales	1,081	383	406	789	292	37.0
Gross Profit	6,072	2,717	3,987	6,704	(632)	(9.4)
Operating expenses	1,888	921	1,547	2,468	(580)	(23.5)

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

Liquidity and Capital Resources

We generate cash from the sale of packaged ice through traditional delivery methods, by which we manufacture, package and store ice at a central facility and transport it to our customers’ retail locations when needed, and through Ice Factories, which manufacture, package and store ice in our customers’ retail locations. Our primary uses of cash are (a) cost of sales, (b) operating expenses, (c) debt service, (d) dividends on our common stock, (e) capital expenditures related to replacing and modernizing the capital equipment in our traditional ice plants and acquiring and installing additional Ice Factories and (f) acquisitions. Historically, we have financed our capital and working capital requirements, including our acquisitions, through a combination of cash flows from operations, borrowings under our revolving credit facilities and operating leases.

Our ability to generate cash from our operations is subject to weather, general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. As a result, we cannot assure you that our business will generate sufficient cash flow from operations in amounts sufficient to enable us to service our debt and to fund our other liquidity needs. If we do not have sufficient liquidity, we will have to take actions such as reducing or delaying the payment of dividends to our common stockholders, strategic acquisitions, investments and joint ventures, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all. In addition, the terms of our debt instruments may restrict us from adopting some of these alternatives.

During 2005, capital expenditures totaled $19.3 million. As we have consolidated acquisitions into the existing company infrastructure, we have identified non-core and excess assets which can be disposed of. From time to time, we also dispose of other assets which are no longer useful in our operations. As a result of dispositions of these non-core and excess assets, we realized proceeds of approximately $2.1 million in 2005. Our net capital expenditures in 2005 were $17.2 million.

In 2005, we completed the acquisition of two small ice companies for a total cash purchase price of approximately $0.9 million, including direct acquisition costs of $0.02 million. We will continue to evaluate acquisition opportunities as they become available. In conjunction with these evaluations, we will consider our liquidity, availability under Reddy Group’s senior credit facility, mandatory principal repayments under our debt agreements and availability of other capital resources.

Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

Net cash provided by operating activities was $55.6 million, $47.8 million and $25.2 million in 2005, 2004 and 2003, respectively. The increase in cash provided by operations from 2004 to 2005 is due to a $5.6 million increase in net income, after adjusting for non-cash expenses, and a $2.2 million reduction in cash used by changes in working capital. The increase from 2003 to 2004 was primarily due to a $18.7 million increase in income before taxes, which was the result of additional income from acquired operations, reduced operating lease costs due to the purchase of certain leased assets in 2003 and reduced cash interest expense as a result of the refinancing of our debt in August 2003.

Net cash used in investing activities was $20.6 million, $30.2 million and $212.7 million in 2005, 2004 and 2003, respectively. Net cash used in investing activities in 2005 was composed of net capital expenditures of $17.2 million and acquisitions of ice companies and leased assets totaling $3.4 million. Net cash used in investing activities in 2004 was composed of net capital expenditures of $13.3 million and cash used for 11 small acquisitions of $16.9 million. Net cash used in investing activities in 2003 was composed principally of cash used for acquisitions of $192.7 million, including for the acquisitions of Packaged Ice and Triangle, and net capital expenditures of $20.0 million.

Net cash used by financing activities was $5.5 million in 2005, as compared to $25.9 million in 2004, and cash provided by financing activities of $200.5 million in 2003. The use of cash by financing activities in 2005 was a result of the repayment of outstanding amounts on the revolving credit facility and other miscellaneous debt during the year of approximately $6.0 million, the payment of $4.5 million in cash dividends to our common stockholders, offset by a net $5.0 million provided by the initial public offering of our common stock and other related transactions. The initial public offering and stock option exercises provided net cash proceeds of $118.0 million and the issuance of the new term loan under Reddy Group’s senior credit facility provided $240.0 million. Approximately $353.0 million was spent to retire Reddy Group’s 8 7/8% senior subordinated notes and fund debt issuance costs. The use of cash in 2004 was caused primarily by the redemption of our preferred stock for $114.2 million and the payment of a common dividend of $10.4 million in the fourth quarter of 2004, which was partially offset by $100.2 million of cash raised from the offering of our senior discount notes. In 2003, the net cash provided was primarily the result of net equity contributions from our new owners as they recapitalized the company.

Long-term Debt and Other Obligations

Overview.   At December 31, 2005, we had approximately $353.0 million of total debt outstanding as follows:

•       $112.7 million of Reddy Holdings’ 10½% senior discount notes due 2012 (net of unamortized discount of $37.8 million);

•       $240.0 million of outstanding term loans under Reddy Group’s senior credit facility which matures on August 12, 2012; and

•       $0.3 million of other debt.

Senior Discount Notes.   On October 27, 2004, Reddy Holdings issued $151.0 million in aggregate principal amount at maturity of 10 1/2% senior discount notes due 2012 in a private placement offering. The senior discount notes were sold at 66.333% of the stated principal amount, which resulted in gross proceeds of $100.2 million. We used the net proceeds of the offering, together with a dividend of approximately $28.4 million from Reddy Group to redeem all of Reddy Holdings’ existing series A preferred stock for approximately $99.2 million, to pay accumulated dividends on such stock as of the date of redemption in the amount of approximately $15.0 million and to pay a dividend of approximately $10.4 million to our common stockholders. In connection with these transactions, Reddy Group made a special transaction payment of approximately $1.2 million in the aggregate to certain members of management and certain directors. In connection with the offering of notes and the related transactions, Reddy Group amended its credit agreement (see “—Senior Credit Facility” below).

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

The senior discount notes include customary covenants that restrict, among other things, the ability to incur additional debt or issue certain preferred stock, pay dividends or redeem, repurchase or retire our capital stock or subordinated indebtedness, make certain investments, incur liens, enter into arrangements that restrict dividends from our subsidiaries, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. Prior to November 1, 2007, we may redeem up to 35% of the principal amount of the senior discount notes at a redemption price of 110.5% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, with funds raised in equity offerings that are specified in the indenture governing the senior discount notes. From and after November 1, 2008, we may redeem any or all of the senior discount notes by paying a redemption premium which is initially 5.25% of the principal amount at maturity of the notes, and will decline annually to zero commencing on November 1, 2010. If a change of control occurs on or prior to November 1, 2007, we may, at our option, redeem all, but not less than all, of the senior discount notes at a redemption price equal to the sum of (i) the accreted value of the notes as of the redemption date, (ii) a premium equal to 125% of one year’s coupon payment and (iii) any accrued and unpaid interest to the date of redemption. If we experience a change of control and do not elect to make the optional redemption described in the previous sentence, we will be required to make an offer to repurchase the senior discount notes at a price equal to 101% of their accreted value, plus accrued and unpaid interest, if any, to the date of purchase. We may also be required to make an offer to purchase the senior discount notes with proceeds of asset sales that are not reinvested in our business or used to repay other indebtedness. We registered the senior discount notes with the SEC pursuant to a registration statement that was declared effective on August 26, 2005. Prior to that date, we accrued additional interest pursuant to a registration rights agreement entered into at the time the senior discount notes were issued. See Note 8 to our audited financial statements included under Item 8 for additional information.

The indenture governing our senior discount notes restricts the amount of dividends, distributions and other restricted payments we may pay. Under the indenture, we are restricted from paying dividends on our common stock unless, at the time of such payment:

•       no default or event of default has occurred and is continuing or would occur as a consequence thereof;

•       the consolidated coverage ratio set forth in the indenture governing our senior discount notes exceeds 2.0 to 1.0; and

•       there is sufficient capacity under the buildup amount under the indenture governing our senior discount notes.

In addition, regardless of whether we could make any restricted payments under the buildup amount provision referred to above, we may (1) make dividend payments at any time in an aggregate amount of up to $15.0 million if no default has occurred and is continuing under the indenture and (2) following our initial public offering, pay dividends on our capital stock of up to 6.0% per year of the cash proceeds (net of underwriters’ fees, discounts, commissions or other expenses paid by us) received by us from all such public equity offerings subject to specified conditions. Accordingly, we are able to pay approximately $7.0 million annually in dividends under this 6.0% provision. However, the amount of dividend payments permitted under this 6.0% provision will correspondingly reduce the amount we would otherwise have available to us under the buildup amount for restricted payments, including dividends. At December 31, 2005, Reddy Holdings had $9.4 million of cash on hand that was not subject to any restrictions under Reddy Group’s senior credit facility.

The consolidated coverage ratio under the indenture governing our senior discount notes means the ratio of our EBITDA for the most recent four fiscal quarters to our consolidated interest expense for such four quarter period. “EBITDA” under the indenture governing our senior discount notes is defined as the sum of our consolidated net income plus our income tax expense, our interest expense, our depreciation and amortization expense, unrealized non-cash gains or losses or non-cash charges in respect of hedging obligations required to be taken under generally accepted accounting principles, unrealized foreign currency translation gains or losses and all other non-cash charges, except to the extent representing an accrual or reserve for a future cash expenditure). “Consolidated net income” under the indenture governing our senior discount notes is defined as net income of Reddy Holdings and its restricted subsidiaries: plus or minus cash dividends received on investments or equity in net losses of persons other than restricted subsidiaries, respectively; provided that the following are not included in consolidated net income: (i) net income or loss of subsidiaries acquired in pooling of interests transactions for any period prior to the date of their acquisition, (ii) any net income of a subsidiary restricted in the payment of a dividend (other than certain permitted restrictions, including those under our existing credit facilities and our new credit facilities), (iii) gains or losses from non-ordinary course asset sales, (iv) extraordinary gains or losses, (v) the cumulative effect of changes in accounting principles, (vi) non-recurring fees and expenses and write offs of deferred financing costs related to the financing transactions in connection with the 2003 merger of Cube and Packaged Ice and, (vii) any fees, charges, costs or expenses relating to our initial public offering and the related transactions and paid in cash, to the extent deducted in the determination of consolidated net income. “Consolidated interest expense” under the indenture governing our senior discount notes is defined as total interest expense plus, to the extent not included in total interest expense, (i) interest expense attributable to capital leases, (ii) amortization of debt discount and issuance costs, (iii) capitalized interest, (iv) non-cash interest expense, (v) fees on letters of credit, (vi) net payments pursuant to hedging obligations, (vii) dividends accrued on certain disqualified stock (viii) interest incurred in connection with investments in discontinued operations, (ix) interest on guaranteed indebtedness and (x) cash contributions to employee stock ownership plans to the extent they are used to pay interest or fees on indebtedness incurred by such plans. We are generally required to calculate our consolidated coverage ratio on a pro forma basis to give effect to incurrences and repayments of indebtedness as well as acquisitions and dispositions.

The buildup amount equals 50% of our consolidated net income accrued during the period (treated as one accounting period) from July 1, 2003 to the end of the most recent fiscal quarter for which internal financial statements are available (or, if such consolidated net income is a deficit, minus 100% of such deficit), plus, the net cash proceeds of the issuance of capital stock, subject to certain exceptions, and any cash capital contribution received by us from our stockholders in each case after August 15, 2003 plus the amount by which our indebtedness is reduced on our balance sheet as a result of the conversion or exchange of such indebtedness for our capital stock, plus the net reduction in certain restricted investments made by us, less the amount of certain restricted payments we make from time to time, including, among other things, the payment of cash dividends.

Senior Credit Facility.   On August 12, 2005, Reddy Group entered into a senior credit facility in an aggregate amount of $300.0 million, with the lenders being a syndicate of banks, financial institutions and other entities, including Credit Suisse First Boston, as Administrative Agent, Canadian Imperial Bank of Commerce and Bear Stearns Corporate Lending, Inc. and Lehman Brothers Inc. The senior credit facility provided for a seven-year term loan in the amount of $240.0 million and a five-year revolving credit facility in the amount of $60.0 million. Proceeds of the term loan were used to repay Reddy Group’s prior senior credit facility as previously discussed.

At December 31, 2005, we had $54.7 million of availability under the revolving credit facility, net of outstanding standby letters of credit of $5.3 million. The standby letters of credit are used primarily to secure certain insurance obligations. As of March 13, 2006, the outstanding balances of standby letters of credit were $5.8 million. At this time, we do not anticipate any significant changes in our standby letters of credit until the second quarter of 2006, at which time collateral will be required for our 2006 policy renewals. However, later in 2006, this additional new collateral will be offset by reductions in collateral related to earlier policy years. Principal balances outstanding under the revolving credit facility bear interest per annum, at our option, at the sum of the base rate plus 0.75% or LIBOR plus 1.75%. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%. At December 31, 2005, the weighted average interest rate of borrowings outstanding under the senior credit facility was 5.9%. Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the LIBOR loan exceeds 90 days. Reddy Group pays a quarterly fee on the average availability under our existing revolving credit facility based on an annual rate of 0.5%. The terms of the senior credit facility prohibit Reddy Group from paying dividends and otherwise transferring assets to Reddy Holdings, except for certain limited dividends, the proceeds of which must be used to maintain Reddy Holdings’ corporate existence.

The senior credit facility does not require any scheduled principal payments prior to the stated maturity dates. Subject to certain conditions, mandatory repayments of the revolving credit facility and term loan (and if the term loan is no longer outstanding, mandatory commitment reductions of the revolving credit facility) are required to be made with portions of the proceeds from (1) asset sales, (2) the issuance of debt securities and (3) insurance and condemnation awards, subject to various exceptions. In the event of a change in control, as defined in the senior credit facility, an event of default will occur under the senior credit facility. Under the senior credit facility, Reddy Group may only pay dividends to Reddy Holdings if Reddy Group’s total leverage ratio for the most recently ended fiscal quarter is less than or equal to 3.75 to 1.0. In addition, the senior credit facility precludes Reddy Group from declaring any dividends if an event of default under the senior credit facility has occurred and is continuing. In particular, it will be an event of default if Reddy Group’s leverage ratio exceeds 4.0 to 1.0 or Reddy Group’s interest coverage ratio is less than 3.25 to 1.0.

The senior credit facility contains financial covenants, which include the maintenance of certain financial ratios, as defined in the senior credit facility, and is collateralized by substantially all of Reddy Group’s assets and the capital stock of all of its subsidiaries. Reddy Holdings guarantees Reddy Group’s senior credit facility and such guarantee is secured by the capital stock of Reddy Group. At December 31, 2005, Reddy Group was in compliance with these covenants.

Under the restricted payments covenant in Reddy Group’s senior credit facility, we generally are restricted from paying dividends. However, the covenant includes an exception for paying dividends in an amount not greater than our Cumulative Distributable Cash for the period (taken as one accounting period) from July 1, 2005 to the end of our most recently-ended fiscal quarter for which a covenant compliance certificate under Reddy Group’s senior credit facility has been delivered to the lenders.

“Cumulative Distributable Cash” is defined under Reddy Group’s senior credit facility as:

(a)    $10,000,000, plus

(b)   “Available Cash” for the period (taken as one accounting period) from July 1, 2005 to the end of our most recently-ended fiscal quarter for which a covenant compliance certificate under Reddy Group’s senior credit facility has been delivered to the lenders, plus

(c)    the amount of any net cash proceeds received by Reddy Holdings from issuances of shares of Reddy Holdings capital stock after the closing of our initial public offering to the extent we have contributed such proceeds to Reddy Group, less

(d)   (i) the amount of payments made by Reddy Group to Reddy Holdings to fund dividend payments on, or repurchases of, Reddy Holdings capital stock or to pay cash interest expense on, or redeem or repurchase, Reddy Holdings notes, (ii) amounts used to make restricted investments, less

(e)    to the extent occurring after the end of the most recently ended reference period and until taken into account in determining Available Cash for the fiscal quarter in which such event has occurred, (i) cash payments for acquisitions (except to the extent funded with indebtedness or proceeds of asset sales or casualty events) and (ii) mandatory repayment of loans under our new credit facilities (other than under the revolving credit facility) during a dividend suspension period.

“Available Cash” for any fiscal quarter is defined under Reddy Group’s senior credit facility as:

(a)    Adjusted EBITDA for such fiscal quarter, plus,

(b)   to the extent not included in net income used to calculate for any fiscal quarter such Adjusted EBITDA, the cash amount realized in respect of extraordinary, non-recurring or unusual gains, and less

(c)    (i) to the extent included in net income used to calculate for any fiscal quarter such Adjusted EBITDA, the amount of Reddy Group’s cash interest expense, Reddy Group’s cash tax expense, the cash cost of any extraordinary, nonrecurring or unusual losses, cash payments on account of non-cash losses or non-cash charges, (ii) capital expenditures (except to the extent funded with indebtedness (other than the revolving credit facility) or proceeds of asset sales or casualty events), (iii) cash payments for acquisitions (except to the extent funded with indebtedness or proceeds of asset sales or casualty events) and (iv) payments and prepayments of the principal amount of indebtedness (other than payments and prepayments of the revolving credit facility) other than to the extent funded with indebtedness (other than indebtedness under our revolving credit facility).

“Adjusted EBITDA” is defined under Reddy Group’s senior credit facility to be the sum of:

(a)    net income, plus

(b)   to the extent deducted in determining net income, the sum of (i) amounts attributable to depreciation and amortization, (ii) income tax expense, (iii) interest expense, (iv) any other non-cash charges (less non-cash income) for which no cash reserves (or receivables) have been or will be set aside (or created) including non-cash compensation expenses, (v) any loss from the extinguishment of indebtedness, (vi) any fees paid prior to the closing date of our initial public offering in respect of the monitoring agreement, (vii) transaction adjustments (as defined in Reddy Group’s senior credit facility and including the fees and expenses incurred in connection with our initial public offering and the related transactions), (viii) all fees and expenses incurred in connection with permitted acquisitions to the extent accounted for as expenses, (ix) for the four fiscal quarters ending after September 30, 2004, an amount equal to the sum of (x) the special transaction payments paid to certain members of management and certain directors in connection with the issuance of the senior discount notes not to exceed $1.3 million plus (y) an amount not to exceed $4.0 million for other expenses incurred in connection with the issuance of the senior discount notes and the related amendment to Reddy Group’s senior credit facility which was in effect at the time of the senior discount notes offering.

Under Reddy Group’s senior credit facility, Reddy Group may only pay dividends to us to make dividend payments on our common stock if Reddy Group’s total leverage ratio for the most recently ended fiscal quarter for which a covenant compliance certificate has been delivered is less than or equal to 3.75 to 1.0. If at the end of any fiscal quarter, Reddy Group’s leverage ratio is greater than 3.75 to 1.0, and therefore Reddy Group is not permitted to pay dividends, Reddy Group will be required by Reddy Group’s senior credit facility to apply 50% of Reddy Group’s Available Cash generated during each such quarter to make a mandatory prepayment of the loans under Reddy Group’s senior credit facility.

In addition, we and Reddy Group will be precluded from paying any dividends if an event of default under Reddy Group’s senior credit facility has occurred and is continuing. In particular, it will be an event of default if Reddy Group’s total leverage ratio exceeds 4.0 to 1.0 or Reddy Group’s interest coverage ratio is less than 3.25 to 1.0.

The following table presents Adjusted EBITDA on a pro forma basis after giving effect to the adjustments permitted under the description of the definition of Adjusted EBITDA set forth above. Adjusted EBITDA is different from EBITDA that is derived solely from GAAP components. Adjusted EBITDA should not be construed as an alternative to net income (loss), cash flows from operations or net cash from operating or investing activities as defined by GAAP, and it is not necessarily indicative of cash available to fund our cash needs as determined in accordance with GAAP. In addition, not all companies use identical calculations, and this presentation may not be comparable to similarly titled measures of other companies. A reconciliation of Net income (loss) to EBITDA and Adjusted EBITDA follows the table.

Year ended
December 31, 2005
(unaudited,
in thousands)
Pro forma adjusted EBITDA	$84,824
Total leverage ratio	2.8:1.0
Interest coverage ratio	5.8:1.0

The following table sets forth a reconciliation of Net income (loss) to EBITDA and Adjusted EBITDA:

Year Ended
December 31, 2005
(in thousands)
Net loss	$(12,116)
Depreciation expense related to costs of sales	18,838
Depreciation and amortization expense	5,691
Interest expense	34,421
Income tax benefit	(7,248)
EBITDA	39,586
Other non-cash charges:
Stock-based compensation expense	2,471
Loss on disposition of assets	1,848
Loss on extinguishment of debt	28,189
Impairment of assets	5,725
Monitoring fees (a)	394
Transaction expenses (b)	6,171
Adjusted EBITDA	$84,384
Acquisition adjustments (c)	$167
Elimination of lease expense (d)	273
Pro forma adjusted EBITDA	$84,824

(a)           Represents the elimination of monitoring fees paid to affiliates of our Sponsors prior to the closing of our initial public offering on August 12, 2005.

(b)          Represents (i) costs incurred in connection with our initial public offering and related transactions and includes $0.5 million of non-cash stock-based compensation expense related to a grant of common stock to certain employees and (ii) the payment of transaction bonuses in connection with the issuance of our senior discount notes and other expenses related to that transaction.

(c)           Represents the incremental Adjusted EBITDA of acquired businesses as if each acquisition had been consummated on the first day of the period presented. All acquisitions included herein were consummated on or before December 31, 2005.

(d)          Represents the elimination of historical lease expense resulting from the purchase of certain leased real estate in the third quarter of 2005.

Liquidity Outlook.   Due to the seasonal nature of our business, we record the majority of our sales and profits during the months of May through September. The majority of the cash generated from those operations is received between July and November. We have already used the majority of the excess cash generated from our 2005 selling season to fund our operations during the winter months, as well as capital expenditures, acquisitions and dividends to our common stockholders.

We estimate that our capital expenditures for 2006 will be approximately $16 million to $18 million, which will primarily be used to maintain and expand our traditional ice operations. There can be no assurance that our capital expenditures will not exceed this estimate. In the normal course of our business, we dispose of obsolete, worn-out and unneeded assets. As a result of dispositions of excess assets, we estimate that we will generate proceeds of approximately $2 million to $3 million in 2006 for net capital expenditures of approximately $13 million to $16 million.

Based on our expected level of operations, we believe that cash flows from operations, together with available borrowings under our revolving credit facility, will be adequate to meet our future liquidity needs for at least the next twelve months. As of March 13, 2006, we had approximately $54.2 million of availability under our revolving credit facility, which reflected no outstanding balance under our revolving credit facility and standby letters of credit of $5.8 million. During the next two months, we expect availability under our revolving credit facility will decrease to approximately $36 million to $42 million due to borrowings on our revolving credit facility to fund operations, capital expenditures, debt service and common stock dividends. Such borrowing under our revolving credit facility are expected on a seasonal basis as our cash flows from operations decline to their lowest point during March and April due to reduced sales in January and February and the need to finance seasonal increases in accounts receivable and inventories as temperatures and sales volumes begin to increase in April and May.

During the latter part of the second quarter of 2006 and into the third quarter of 2006, availability under our revolving credit facility will increase to approximately $50 million to $55 million. As noted previously, we record the majority of our sales and profits during the months of May through September and the majority of the cash generated from those operations is received in August through November. During those months in 2006, we expect to repay all amounts borrowed under our revolving credit facility in the spring, fund dividends on our common stock, fund current capital expenditures and debt service and build up cash balances. The table below summarizes the future payments due under our significant contractual obligations as of December 31, 2005:

	Total	2006	2007 to 2008	2009 to 2010	2011 and thereafter
	(in millions)
Long-term debt(1)	$487.0	$14.9	$32.3	$56.6	$383.2
Operating leases	33.9	9.5	13.1	6.7	4.6
Purchase obligations(2)	25.3	3.8	7.5	7.5	6.5
Total contractual obligations	$546.2	$28.2	$52.9	$70.8	$394.3

(1)          Includes estimated cash interest to be paid over the remaining terms of the debt.

(2)          Consists of our obligation to purchase 2,000 merchandisers and $0.75 million of spare parts per year from a certain vendor under a supply agreement that expires May 31, 2012.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Long-Lived Assets.   Property and equipment is carried at cost and is being depreciated on a straight-line basis over estimated lives of 10 to 40 years for buildings and site improvements and 2 to 20 years for plant, equipment and machinery. Maintenance and repairs are charged to expense as incurred, while capital improvements that extend the useful lives of the underlying assets are capitalized. We accounted for all of our historical acquisitions using the purchase method of accounting and as a result recorded significant amounts of goodwill. Other intangible assets include the following that are amortized over their useful lives:

Intangible Assets	Useful Life
Goodwill	Indefinite life
Trade name	Indefinite life
Customer relationships	Straight line method over economic lives of 15 to 30 years
Debt issuance costs	Effective interest method over the term of the debt

Impairment of Long-Lived Assets.   In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The determination of recoverability of long-lived assets and certain other identifiable intangible assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition. Measurement of an impairment loss for long-lived assets and other intangible assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or net realizable value. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is evaluated using a market valuation approach, based on valuations of comparable businesses, multiples of earnings of comparable businesses and discounted cash flows. Goodwill is evaluated at each fiscal year end and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Due to the significant reduction in cold storage sales volumes related to a particular customer, we evaluated the goodwill recorded in the cold storage portion of our non-ice business segment in accordance with SFAS No. 142 as of June 30, 2005. As a result of such evaluation, we recorded a non-cash impairment charge of $5.7 million during the three months ended June 30, 2005.

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

Recently Adopted Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, chapter 4”. SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. This statement is effective for fiscal years beginning after July 15, 2005. We adopted SFAS No. 151 on January 1, 2006. The adoption of SFAS No. 151 did not have a material effect on our results of operations and financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment to APB Opinion No. 29”. The accounting guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 on January 1, 2006 had no effect on our results of operations and financial position.

We adopted SFAS No. 123(R), “Share-Based Payment”, on January 1, 2006. SFAS No. 123(R) establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non-employees. Under the provisions of SFAS No. 123(R), we have selected the modified prospective method adoption and straight line amortization of compensation cost. The adoption of this standard did not have a material effect on our results of operations or financial position.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations”. FIN No. 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred - generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN No. 47 was effective for fiscal years ending after December 15, 2005, and therefore is applicable for the year ended December 31, 2005. The adoption of FIN No. 47 had no effect on our results of operations and financial position.

In November 2004, the EITF reached a consensus on EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). The EITF reached a consensus in this issue on an approach for evaluating whether the criteria in SFAS No. 144 have been met for purposes of classifying the results of operations of a component of an entity that either has been disposed of or is classified as held for sale as discontinued operations. The approach includes an evaluation of whether the operations and cash flows of a disposed component have been or will be eliminated from the ongoing operations of the entity. Such evaluation depends on whether continuing cash flows have been or are expected to be generated and, if so, whether those continuing cash flows are direct or indirect. The consensus also requires financial statement disclosure of certain information for each discontinued operation that generates continuing cash flows. EITF 03-13 is effective for components of an enterprise that are either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The adoption of EITF 03-13 on January 1, 2005 had no effect on our results of operations and financial position.

General Economic Trends and Seasonality

Our results of operations are generally affected by the economic trends in our market area, but results to date have not been significantly impacted by inflation. If we experience an extended period of high inflation, which affects multiple expense items, we believe that we will be able to pass on these higher costs to our customers.

The ice business is highly seasonal, with the bulk of demand coming in the warmer spring and summer months. We experience seasonal fluctuations in our net sales and profitability. We make a disproportionate amount of our sales in the second and third calendar quarters. We also typically have net income in these same periods, whereas we typically experience net loss in the first and fourth quarters. We believe that over two-thirds of our revenues will occur during the second and third calendar quarters when the weather conditions are generally warmer and demand is greater, while less than one-third of our revenues will occur during the first and fourth calendar quarters when the weather is generally cooler. This belief is consistent with historical trends. As a result of seasonal revenue declines and the lack of proportional corresponding expense decreases, we will most likely experience lower margins and even losses during the first and fourth calendar quarters. In addition, because our operating results depend significantly on sales during our peak season, our quarterly results of operations may fluctuate significantly as a result of adverse weather during this peak selling period if the weather is unusually cool or rainy on a more national or regional basis.

ITEM 7A.        Quantitative and Qualitative Disclosures About Market Risk

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. Our main market risk category is interest rate risk.

We are exposed to some market risk due to the floating interest rates under Reddy Group’s senior credit facility. Principal balances outstanding under the term loan and the revolving credit facility bear interest, at our option, at the London Inter-Bank Offered Rate (“LIBOR”) plus 1.75% or the prime rate (as announced from time to time by the administrative agent) plus 0.75%.

Effective September 12, 2005, we entered into an interest rate hedging agreement (the “Hedge”) to fix the interest rate on a portion of the term loan outstanding under the senior credit facility. The Hedge has a term of three years, ten months and an initial notional balance of $220 million. The notional balance decreases by $20 million on each October 12 during 2006-2008. We pay a fixed rate of 4.431% on the notional amount and receive an amount equal to 3-month LIBOR. Any net payable or receivable amount is settled quarterly. If we had been required to settle the Hedge as of December 31, 2005, we would have received $2.0 million. Reddy Group is exposed to risk of loss in the event of non-performance by the counterparty to the Hedge. However, we do not anticipate non-performance by the counterparty.

As of December 31, 2005, the senior credit facility had an outstanding principal balance of $240.0 million at a weighted average interest rate of 5.9% per annum. At December 31, 2005, the 30-day LIBOR rate was 4.4%. If LIBOR were to increase by 1% from year end levels, the annual increase in interest expense, given our principal balances at December 31, 2005 and the effect of the Hedge, would be approximately $0.2 million.

ITEM 8.                Financial Statements and Supplementary Data

The financial statements and supplementary data required hereunder are included in this report as set forth in Item 15(a) of Part IV hereof and are incorporated herein by reference.

ITEM 9.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.        Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005 to ensure that information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure. It should be noted, however, that the design of any system of controls is limited in its ability to detect errors, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       Other Information

None.

PART III

ITEM 10.         Directors and Executive Officers of the Registrant

The information called for by this item is hereby incorporated by reference from our Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 11.         Executive Compensation

The information called for by this item is hereby incorporated by reference from our Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is hereby incorporated by reference from our Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 13.         Certain Relationships and Related Transactions

The information called for by this item is hereby incorporated by reference from our Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 14.         Principal Accountant Fees and Services

The information called for by this item is hereby incorporated by reference from our Proxy Statement for the 2006 Annual Meeting of Stockholders.

PART IV

ITEM 15.         Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this Annual Report or are incorporated by reference:

1.   Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004 (Successor).

Consolidated Statements of Operations for the years ended December 31, 2005 and 2004 (Successor), for the period from May 8, 2003 (Date of Inception) to December 31, 2003 (Successor) and for the period from January 1, 2003 to August 14, 2003 (Predecessor).

Condensed Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005 and 2004 (Successor), for the period from May 8, 2003 (Date of Inception) to December 31, 2003 (Successor) and for the period from January 1, 2003 to August 14, 2003 (Predecessor).

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004 (Successor), for the period from May 8, 2003 (Date of Inception) to December 31, 2003 (Successor) and for the period from January 1, 2003 to August 14, 2003 (Predecessor).

Notes to Financial Statements for the years ended December 31, 2005 and 2004 (Successor), for the period from May 8, 2003 (Date of Inception) to December 31, 2003 (Successor) and for the period from January 1, 2003 to August 14, 2003 (Predecessor).

2.   Financial Statement Schedules

None. All financial statement schedules are omitted because the information is not required, is not material or is otherwise included in the consolidated financial statements or notes thereto included elsewhere in this Annual Report.

3.   Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger Among CAC Holdings Corp., Cube Acquisition Corp. and Packaged Ice, Inc. (n/k/a Reddy Ice Group, Inc.), dated as of May 12, 2003. (Exhibit 2.1)(1)
2.2	Stock Purchase Agreement by and among Reddy Ice Corporation, Triangle Ice Co., Inc., and the Shareholders of Triangle Ice Co., Inc., dated November 5, 2003. (Exhibit 2.2)(3)
3.1	Amended and Restated Certificate of Incorporation of Reddy Ice Holdings, Inc., dated August 2, 2005. (Exhibit 3.1)(7)
3.2	Amended and Restated By-Laws of Reddy Ice Holdings, Inc. (Exhibit 3.2)(9)
4.1	Form of Certificate of Common Stock (Exhibit 4.1)(7)
4.2	Reddy Ice Holdings, Inc. Shareholders Agreement, dated August 14, 2003. (Exhibit 9.1)(3)
4.3

Indenture of 8 7/8% Senior Subordinated Notes due 2011 among Cube Acquisition Corp. (n/k/a Reddy Ice Group, Inc.), CAC Holdings Corp. (n/k/a Reddy Ice Holdings, Inc.) and U.S. Bank National Association, dated as of July 31, 2003. (Exhibit 4.3)(3)

4.4

Form of Supplemental Indenture to 8 7/8% Senior Subordinated Notes due 2011 among Cube Acquisition Corp. (n/k/a Reddy Ice Group, Inc.), CAC Holdings Corp. (n/k/a Reddy Ice Holdings, Inc.) and U.S. Bank National Association. (Exhibit 4.4)(3)

4.5	Indenture of 10 1/2% Senior Discount Notes due 2012 between Reddy Ice Holdings, Inc. and U.S. Bank National Association dated as of October 27, 2004. (Exhibit 4.2)(4)
4.6

Supplemental Indenture of 8 7/8% Senior Subordinated Notes due 2011 among Reddy Ice Group, Inc., Reddy Ice Holdings, Inc., the Subsidiary Guarantors and U.S. Bank National Association, dated as of July 25, 2005. (Exhibit 4.5)(9)

4.7	Supplemental Indenture of 10 1/2% Senior Discount Notes due 2012 between Reddy Ice Holdings, Inc. and U.S. Bank National Association, dated as of July 28, 2005. (Exhibit 4.6)(9)
10.1	Reddy Ice Holdings, Inc. 2003 Stock Option Plan, effective August 15, 2003. (Exhibit 10.1)(3)
10.2	Form of Indemnification Agreement between Officers of Reddy Ice Holdings, Inc. and Reddy Ice Holdings, Inc., effective August 14, 2003. (Exhibit 10.2)(3)
10.3	Form of Indemnification Agreement between Officers of Packaged Ice, Inc. and Packaged Ice, Inc. (n/k/a Reddy Ice Group, Inc.), effective August 14, 2003. (Exhibit 10.3)(3)
10.4	Form of Indemnification Agreement between Directors of Reddy Ice Holdings, Inc. and Reddy Ice Holdings, Inc., effective August 14, 2003. (Exhibit 10.4)(3)
10.5	Form of Indemnification Agreement between Directors of Packaged Ice, Inc. and Packaged Ice, Inc. (n/k/a Reddy Ice Group, Inc.), effective August 14, 2003. (Exhibit 10.5)(3)
10.6	Form of Reddy Ice Holdings, Inc. Stock Option Agreement, dated August 14, 2003. (Exhibit 10.11)(3)
10.7	Form of Amendment No. 1 to Reddy Ice Holdings, Inc. Stock Option Agreement of August 14, 2003, dated as of November 7, 2003. (Exhibit 10.12)(3)
10.8	Employment Agreement of William P. Brick, dated August 14, 2003. (Exhibit 10.13)(3)
10.9	Employment Agreement of Jimmy C. Weaver, dated August 14, 2003. (Exhibit 10.14)(3)
10.10	Employment Agreement of Steven J. Janusek, dated August 14, 2003. (Exhibit 10.15)(3)
10.11	Employment Agreement of Ben D. Key, dated August 14, 2003. (Exhibit 10.16)(3)
10.12	Employment Agreement of Tommy L. Dann, dated August 14, 2003. (Exhibit 10.17)(3)
10.13	Employment Agreement of Graham D. Davis, dated August 14, 2003. (Exhibit 10.18)(3)
10.14	Employment Agreement of Joseph A. Geloso, dated August 14, 2003. (Exhibit 10.19)(3)
10.15	Employment Agreement of Mark A. Steffek, dated August 14, 2003. (Exhibit 10.20)(3)
10.16	Employment Agreement of Raymond D. Booth, dated August 14, 2003. (Exhibit 10.21)(3)
10.17	Purchase Agreement among Reddy Ice Holdings, Inc., Credit Suisse First Boston LLC, CIBC World Markets Corp. and Bear, Stearns & Co. Inc., dated October 27, 2004. (Exhibit 10.1)(4)
10.18	Registration Rights Agreement among Reddy Ice Holdings, Inc., Credit Suisse First Boston LLC, CIBC World Markets Corp. and Bear, Stearns & Co. Inc. dated October 27, 2004. (Exhibit 10.1)(4)
10.19	Dealer Manager and Consent Solicitation Agreement between Reddy Ice Group, Inc. and Credit Suisse First Boston LLC dated as of March 22, 2005. (Exhibit 10.25)(6)
10.20

Amended and Restated Credit Agreement among Reddy Ice Group, Inc., Various Financial Institutions and Other Persons from Time to Time Parties thereto, Credit Suisse, Cayman Islands Branch, Bear Stearns Corporate Lending Inc., Lehman Brothers Inc. and CIBC World Markets Corp. dated as of August 9, 2005. (Exhibit 10.1)(8)

10.21	Amended and Restated Parent Guaranty and Pledge Agreement, between Reddy Ice Holdings, Inc. and Credit Suisse dated as of August 12, 2005. (Exhibit 10.26)(9)
10.22	Amendment to Reddy Ice Holdings, Inc. 2003 Stock Option Plan. (Exhibit 10.28)(9)
10.23	Reddy Ice Holdings, Inc. 2005 Long Term Incentive and Share Award Plan. (Exhibit 10.29)(9)

10.24	Form of Restricted Share Unit Agreement for certain members of senior management. (Exhibit 10.1)(10)
10.25	Form of Restricted Share Unit Agreement. (Exhibit 10.2)(10)
11.1*	Statement Regarding Computation of Per Share Earnings
12.1*	Statements Regarding Computation of Ratios
14.1†	Code of Business Conduct and Ethics as of August 8, 2005.
21.1	List of subsidiaries. (Exhibit 21.1)(5)
23.1†	Consent of Deloitte & Touche LLP.
31.1†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Section 1350 Certification of Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Section 1350 Certification of Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Included in our consolidated financial statements.

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

(5)          Filed as an Exhibit to our Form S-1 filed with the Commission on February 11, 2005 and incorporated herein by reference.

(6)          Filed as an Exhibit to our Form 10-K filed with the Commission on March 31, 2005 and incorporated herein by reference.

(7)          Filed as an Exhibit to our Form S-1/A filed with the Commission on August 4, 2005 and incorporated herein by reference.

(8)          Filed as an Exhibit to our Form 8-K filed with the Commission on August 15, 2005 and incorporated herein by reference.

(9)          Filed as an Exhibit to our Form S-4/A filed with the Commission on August 24, 2005 and incorporated herein by reference.

(10)   Filed as an Exhibit to our Form 8-K filed with the Commission on November 3, 2005 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDY ICE HOLDINGS, INC.
	By:	/s/ STEVEN J. JANUSEK
Steven J. Janusek
Chief Financial and Accounting Officer
March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ WILLIAM P. BRICK	Chairman of the Board and Chief Executive Officer	March 15, 2006
William P. Brick
/s/ JIMMY C. WEAVER	President, Chief Operating Officer and Director	March 15, 2006
Jimmy C. Weaver
/s/ ANDREW R. HEYER	Director	March 15, 2006
Andrew R. Heyer
/s/ THEODORE J. HOST	Director	March 15, 2006
Theodore J. Host
/s/ DAVID E. KING	Director	March 15, 2006
David E. King
/s/ DOUGLAS R. KORN	Director	March 15, 2006
Douglas R. Korn
/s/ MICHAEL S. MCGRATH	Director	March 15, 2006
Michael S. McGrath
/s/ TRACY L. NOLL	Director	March 15, 2006
Tracy L. Noll
/s/ WILLIAM P. PHOENIX	Director	March 15, 2006
William P. Phoenix
/s/ ROBERT N. VERDECCHIO	Director	March 15, 2006
Robert N. Verdecchio

INDEX TO FINANCIAL STATEMENTS

Page
Reddy Ice Holdings, Inc. and Subsidiary
Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2005 and 2004 (Successor)	F-3

Consolidated Statements of Operations for the Years ended December 31, 2005 and 2004 (Successor), for the period from May 8, 2003 (Date of Inception) to December 31, 2003 (Successor) and for the period from January 1, 2003 to August 14, 2003 (Predecessor)

F-4

Condensed Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2005 and 2004 (Successor), for the period from May 8, 2003 (Date of Inception) to December 31, 2003 (Successor) and for the period from January 1, 2003 to August 14, 2003 (Predecessor)

F-5

Consolidated Statements of Cash Flows for the Years ended December 31, 2005 and 2004 (Successor), for the period from May 8, 2003 (Date of Inception) to December 31, 2003 (Successor) and for the period from January 1, 2003 to August 14, 2003 (Predecessor)

F-7

Notes to Financial Statements for the Years ended December 31, 2005 and 2004 (Successor), for the period from May 8, 2003 (Date of Inception) to December 31, 2003 (Successor) and for the period from January 1, 2003 to August 14, 2003 (Predecessor)

F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Reddy Ice Holdings, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Reddy Ice Holdings, Inc. and subsidiary (the “Successor”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004 and the period from May 8, 2003 (date of inception) to December 31, 2003. We have also audited the consolidated statements of operations, stockholders’ equity and cash flows of Packaged Ice, Inc. and subsidiaries (the “Predecessor”), a wholly owned subsidiary of the Successor, for the period from January 1, 2003 to August 14, 2003. These financial statements are the responsibility of the Successor’s and Predecessor’s (collectively, the “Company”) management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Successor as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and for the period from May 8, 2003 (date of inception) to December 31, 2003, and the results of operations of the Predecessor and its cash flows for the period from January 1, 2003 to August 14, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP
Dallas, Texas
March 14, 2006

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	Successor
	December 31,
	2005	2004
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,997	$4,478
Accounts receivable, net	23,376	21,861
Inventories	10,087	9,435
Prepaid expenses	2,356	2,651
Assets held for sale	—	790
Deferred tax assets	2,740	2,174
Total current assets	72,556	41,389
PROPERTY AND EQUIPMENT, net	231,816	233,661
GOODWILL	214,968	220,451
OTHER INTANGIBLES, net	82,345	93,109
OTHER ASSETS	2,079	10
TOTAL	$603,764	$588,620
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$65	$1,869
Notes payable	—	355
Revolving credit facility	—	5,450
Accounts payable	12,962	15,509
Accrued expenses	18,150	15,998
Dividends payable	8,296	—
Total current liabilities	39,473	39,181
LONG-TERM OBLIGATIONS	352,895	429,392
DEFERRED TAX LIABILITIES, net	28,213	37,114
COMMITMENTS AND CONTINGENCIES (Note 14)	—	—
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 75,000,000 shares authorized; 21,690,042 and 13,686,150 shares issued and outstanding at December 31, 2005 and 2004, respectively	217	137
Additional paid-in capital	213,096	90,077
Unearned compensation	(52)	(135)
Accumulated deficit	(32,065)	(7,146)
Accumulated other comprehensive income	1,987	—
Total stockholders’ equity	183,183	82,933
TOTAL	$603,764	$588,620

See notes to consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor			Predecessor
			May 8, 2003
			(Date of
	Year Ended		Inception) to	January 1 to
	December 31,		December 31,	August 14,
	2005	2004	2003	2003
	(in thousands, except per share amounts)
Revenues	$319,772	$285,727	$86,919	$151,269
Cost of sales, excluding depreciation expense	196,223	173,066	52,732	91,642
Depreciation expense related to cost of sales	18,838	17,850	5,883	10,881
Gross profit	104,711	94,811	28,304	48,476
Operating expenses	42,030	36,928	13,430	18,598
Depreciation and amortization expense	5,691	5,335	1,733	3,647
Loss (gain) on disposition of assets	1,848	398	—	(11)
Impairment of assets	5,725	—	—	—
Management agreement termination fees and transaction bonuses and expenses (Note 11)	6,171	—	—	—
Income from operations	43,246	52,150	13,141	26,512
Other income, net	—	—	—	116
Loss on extinguishment of debt	28,189	—	—	—
Interest expense	34,421	25,105	10,370	21,063
Income (loss) before income taxes	(19,364)	27,045	2,771	5,565
Income tax benefit (expense)	7,248	(10,494)	(1,053)	—
Net income (loss)	(12,116)	16,551	1,718	5,565
Preferred dividends	—	10,583	4,431	2,566
Net income (loss) available to common stockholders	$(12,116)	$5,968	$(2,713)	$2,999
Basic net income (loss) per share:
Net income (loss) available to common stockholders	$(0.72)	$0.44	$(0.35)	$0.15
Weighted average common shares outstanding	16,760	13,675	7,858	20,159
Diluted net income (loss) per share:
Net income (loss) available to common stockholders	$(0.72)	$0.44	$(0.35)	$0.14
Weighted average common shares outstanding	16,760	13,703	7,858	20,808
Cash dividends declared per share	$0.59	$0.76	$—	$—

See notes to consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Predecessor for the Period from January 1, 2003 to August 14, 2003 and the Year Ended December 31, 2002:

Accumulated
	Number of Shares		Par Value		Additional	Stock				Other
	Preferred	Common	Preferred	Common	Paid-In	Subscription	Treasury	Unearned	Accumulated	Comprehensive
	Stock	Stock	Stock	Stock	Capital	Receivable	Stock	Compensation	Deficit	Income	Total
(in thousands)
Balance at December 31, 2002	—	20,656	$—	$207	$115,356	$—	$(1,491)	$(244)	$(149,672)	$(1,305)	$(37,149)
Exercise of employee stock options	—	10	—	—	19	—	—	—	—	—	19
Dividends accumulated on 10% exchangeable preferred stock	—	—	—	—	(2,566)	—	—	—	—	—	(2,566)
Cancellation of restricted stock	—	(200)	—	(2)	(242)	—	—	244	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	5,565	—	5,565
Increase in fair value of derivative liability	—	—	—	—	—	—	—	—	—	1,579	1,579
Total comprehensive income											7,144
Balance at August 14, 2003	—	20,466	$ —	$ 205	$ 112,567	$ —	$ (1,491)	$ —	$ (144,107)	$ 274	$ (32,552)

See notes to consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

Successor for the years ended December 31, 2005 and 2004 and for the period from May 8, 2003 (Date of Inception) to December 31, 2003:

Accumulated
Number of Shares		Par Value		Additional	Stock				Other
Preferred	Common	Preferred	Common	Paid-In	Subscription	Treasury	Unearned	Accumulated	Comprehensive
Stock	Stock	Stock	Stock	Capital	Receivable	Stock	Compensation	Deficit	Income	Total
(in thousands)
Balance at May 8, 2003 (Date of Inception)	—	—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock	—	13,634	—	137	98,663	(1,203)	—	—	—	—	97,597
Issuance of preferred stock	98	—	1	—	98,799	(1,203)	—	—	—	—	97,597
Grant of restricted preferred and common stock	1	35	—	—	500	—	—	(500)	—	—	—
Satisfaction of stock subscription receivable	—	—	—	—	—	2,406	—	—	—	—	2,406
Distributions to stockholders	—	—	—	—	(8,961)	—	—	—	—	—	(8,961)
Dividends on 12% cumulative preferred stock	—	—	—	—	4,431	—	—	—	(4,431)	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	63	—	—	63
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	1,718	—	1,718
Increase in fair value of derivative liability	—	—	—	—	—	—	—	—	—	898	898
Total comprehensive income											2,616
Balance at December 31, 2003	99	13,669	$1	$137	$193,432	$—	$—	$(437)	$(2,713)	$898	$191,318
Issuance of common stock	—	17	—	—	125	—	—	—	—	—	125
Issuance of preferred stock	—	—	—	—	125	—	—	—	—	—	125
Dividends on common stock	—	—	—	—	—	—	—	—	(10,401)	—	(10,401)
Dividends on 12% cumulative preferred stock	—	—	—	—	10,583	—	—	—	(10,583)	—	—
Redemption of preferred stock	(99)	—	(1)	—	(114,188)	—	—	—	—	—	(114,189)
Amortization of unearned compensation	—	—	—	—	—	—	—	302	—	—	302
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	16,551	—	16,551
Increase in fair value of derivative liability	—	—	—	—	—	—	—	—	—	2,464	2,464
Realized non-cash gain on derivative	—	—	—	—	—	—	—	—	—	(3,362)	(3,362)
Total comprehensive income											15,653
Balance at December 31, 2004	—	13,686	$—	$137	$90,077	$—	$—	$(135)	$(7,146)	$—	$82,933
Amortization of unearned compensation	—	—	—	—	—	—	—	83	—	—	83
Issuance of stock and compensation expense under stock-based awards	—	35	—	—	2,864	—	—	—	—	—	2,864
Exercise of employee stock options	—	1,057	—	11	1,788	—	—	—	—	—	1,799
Excess tax benefit from exercise of employee stock options	—	—	—	—	2,258	—	—	—	—	—	2,258
Issuance of common stock in connection with initial public offering and related transactions, net of issuance costs	—	6,912	—	69	116,109	—	—	—	—	—	116,178
Cash dividends declared	—	—	—	—	—	—	—	—	(12,803)	—	(12,803)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(12,116)	—	(12,116)
Increase in fair value of derivative asset	—	—	—	—	—	—	—	—	—	1,987	1,987
Total comprehensive loss											(10,129)
Balance at December 31, 2005	—	21,690	$—	$217	$213,096	$—	$—	$(52)	$(32,065)	$1,987	$183,183

See notes to consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor			Predecessor
	Year Ended December 31,		May 8, 2003 (Date of Inception) to December 31,	January 1 to August 14,
	2005	2004	2003	2003
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,116)	$16,551	$1,718	$5,565
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities (excluding working capital from acquisitions):
Depreciation and amortization expense	24,529	23,185	7,616	14,528
Amortization of debt issue costs and debt discounts	13,358	4,410	882	23
Deferred tax expense (benefit)	(7,115)	10,176	1,053	—
Loss (gain) on disposition of assets	1,848	398	—	(11)
Stock-based compensation expense	2,947	302	63	—
Realized gain on derivative	—	(3,362)	—	—
Loss on extinguishment of debt	28,189	—	—	—
Impairment of assets	5,725	—	—	—
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, inventory and prepaid assets	(1,391)	(4,537)	19,064	(18,815)
Accounts payable and accrued expenses	(387)	663	(304)	(6,136)
Net cash provided by (used in) operating activities	55,587	47,786	30,092	(4,846)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(19,265)	(15,988)	(3,252)	(7,848)
Proceeds from dispositions of assets	2,108	2,657	311	1,236
Acquisition of Packaged Ice, Inc., net of cash acquired	—	—	(124,720)	—
Other acquisitions, net of cash acquired	(936)	(16,874)	(67,998)	—
Cost of purchases of leased assets	(2,458)	—	(10,469)	—
Net cash used in investing activities	(20,551)	(30,205)	(206,128)	(6,612)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,799	—	—	19
Proceeds from the issuance of common and preferred stock, net of issuance costs	116,178	250	197,600	—
Dividends and other distributions to stockholders	(4,507)	(10,401)	(8,961)	—
Redemption of preferred stock	—	(114,189)	—	—
Proceeds from the issuance of debt	240,000	100,163	330,931	—
Deferred debt costs	(5,370)	(4,739)	(13,553)	—
Borrowings (repayments) under the revolving credit facility, net	(5,450)	5,450	(11,691)	11,691
Repayment of debt	(348,167)	(2,438)	(305,489)	(46)
Net cash provided by (used in) financing activities	(5,517)	(25,904)	188,837	11,664
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,519	(8,323)	12,801	206
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,478	12,801	—	6,500
CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,997	$4,478	$12,801	$6,706
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$23,471	$24,666	$4,469	$31,164
Cash payments (refunds) of income taxes	$(114)	$300	$—	$—
Borrowings under the revolving credit facility	$75,900	$53,100	$—	$151,185
Repayments under the revolving credit facility	$(81,350)	$(47,650)	$(11,691)	$(139,494)
Cash dividends declared, not paid	$8,296	$—	$—	$—
Increase in fair value of derivative	$1,987	$2,464	$898	$1,579
Reversal of valuation allowance on deferred tax assets	$—	$32,760	$—	$—
Issuance of notes payable—premium financing of insurance	$88	$931	$—	$—
Excess tax benefit from exercise of employee stock options	$(2,258)	$—	$—	$—
Additions to property and equipment included in accounts payable	$908	$—	$—	$—

See notes to consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION

Reddy Ice Holdings, Inc., a Delaware corporation (“Reddy Holdings”), and its wholly owned subsidiary, Cube Acquisition Corp. (“Cube”), a Texas corporation, were formed on behalf of Trimaran Fund Management LLC (“Trimaran”) and Bear Stearns Merchant Banking (“BSMB”) on May 8, 2003 for the purpose of acquiring Packaged Ice, Inc. (“Packaged Ice”) and effecting certain capital transactions in connection with such acquisition. On August 15, 2003, Cube merged with and into Packaged Ice, with Packaged Ice being the surviving corporation. As a result of the merger, Packaged Ice was delisted from the American Stock Exchange. Reddy Holdings and Cube conducted no operations during the period from May 8, 2003 to August 14, 2003. In connection with the merger, Packaged Ice was renamed Reddy Ice Group, Inc. (“Reddy Group”). Reddy Holdings and its wholly owned subsidiary Reddy Group are referred to collectively herein as the “Successor”. Packaged Ice prior to the merger on August 15, 2003 is referred to as the “Predecessor” and, collectively with the Successor, the “Company”. As a result of purchase accounting, the Predecessor balances and amounts presented in these consolidated financial statements and footnotes may not be comparable to the Successor balances and amounts.

On August 12, 2005, Reddy Holdings completed an initial public offering of its common stock (see Note 11). As a result of the offering, Reddy Holdings’ common shares are publicly traded on the New York Stock Exchange under the ticker symbol “FRZ”.

The Company manufactures and distributes packaged ice products and bottled water and owns and operates refrigerated warehouses. The Company is the largest manufacturer of packaged ice products in the United States. The Company serves approximately 82,000 customer locations in 31 states and the District of Columbia.

On August 2, 2005, the Company effected a 138 for 1 stock split and, in conjunction therewith, amended and restated the Company’s certificate of incorporation to increase the number of authorized shares of the Company’s common stock and preferred stock. All common share and per common share amounts in these consolidated financial statements prior to August 2, 2005 have been retroactively adjusted for all periods presented to give effect to the stock split, including reclassifying an amount equal to the increase in par value from additional paid-in capital to common stock.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts Receivable.   Accounts receivable are net of allowances for doubtful accounts of  $0.6 million and $0.7 million at December 31, 2005 and 2004, respectively. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make the required payments on their accounts. The estimated losses are based on past experience with similar accounts receivable. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The following table represents the roll-forward of the allowance for doubtful accounts:

	Successor			Predecessor
			May 8, 2003
			(Date of
	Year Ended		Inception) to	January 1 to
	December 31,		December 31,	August 14,
	2005	2004	2003	2003
	(in thousands)
Beginning balance	$656	$114	$—	$495
Charges to expense	645	653	222	115
Other (1)	(701)	(111)	(108)	(288)
Ending balance	$600	$656	$114	$322

(1)          Other activity includes direct write-offs of accounts receivable and other adjustments.

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

Property and equipment.   Property and equipment is carried at cost and is being depreciated on a straight-line basis over estimated lives of 10 to 40 years for buildings and site improvements and 2 to 20 years for plant, equipment and machinery. Maintenance and repairs are charged to expense as incurred, while capital improvements that extend the useful lives of the underlying assets are capitalized.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Due to the significant reduction in cold storage sales volumes related to a particular customer, the Company evaluated the goodwill recorded in the cold storage portion of its non-ice business segment in accordance with SFAS No. 142 as of June 30, 2005. As a result of such evaluation, the Company recorded a non-cash impairment charge of $5.7 million, which resulted in the full write-off of goodwill in the Company’s cold storage operations.

Income Taxes.   The Company accounts for income taxes under the liability method, which requires, among other things, recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. Under this method, deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and the recognition of available tax carryforwards. At December 31, 2003, the Company had a deferred tax asset of $34.9 million relating to Predecessor net operating loss carryforwards that was reduced to zero by a valuation allowance. During 2004, the deferred tax asset and the valuation allowance were both reduced by $2.1 million due to the utilization of the Predecessor’s net operating loss carryforwards. The remaining valuation allowance of $32.8 million was reversed at December 31, 2004 as it was considered more likely than not that the Predecessor net operating loss carryforwards would be fully utilized.

Revenue Recognition.   Revenue is recognized when product (packaged ice, ice packaging bags, and bottled water) is delivered to and accepted by customers. There is no right of return with respect to the packaged ice, bags delivered and bottled water. Revenue resulting from Ice Factory management agreements and cold storage services is recognized as earned under contract terms.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings Per Share.   The computation of net income (loss) per share is based on net income (loss), after deducting any preferred stock dividends, divided by the weighted average number of shares outstanding. For the year ended December 31, 2005 and the period from May 8, 2003 (Date of Inception) to December 31, 2003 there were 1.2 million and 1.6 million shares of dilutive securities which are not included in the computation of diluted net loss per share as their effect would be anti-dilutive.

	Successor			Predecessor
			May 8, 2003
			(Date of
	Year Ended		Inception) to	January 1 to
	December 31, 2005	December 31, 2004	December 31, 2003	August 14, 2003
	(in thousands, except per share amounts)
Net income (loss) for basic and diluted computation:
Net income (loss)	$(12,116)	$16,551	$1,718	$5,565
Preferred dividends	—	10,583	4,431	2,566
Net income (loss) available to common stockholders	$(12,116)	$5,968	$(2,713)	$2,999
Basic net income (loss) per share:
Weighted average common shares outstanding	16,760	13,675	7,858	20,159
Net income (loss) available to common stockholders	$(0.72)	$0.44	$(0.35)	$0.15
Diluted net income (loss) per share:
Weighted average common shares outstanding	16,760	13,675	7,858	20,159
Shares issuable from assumed conversion of stock options or restricted stock	—	28	—	649
Weighted average common shares outstanding, as adjusted	16,760	13,703	7,858	20,808
Net income (loss) available to common stockholders	$(0.72)	$0.44	$(0.35)	$0.14

Fair Values of Financial Instruments.   The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, debt obligations and an interest rate hedge agreement. The carrying amount of cash, cash equivalents, trade accounts receivable and trade accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. See Note 8 regarding the fair value of the Company’s debt obligations and interest rate hedge.

Interest Rate Hedging Agreement.   The differential to be paid or received on the interest rate hedging agreement is accrued as interest rates change and is recognized over the life of the agreement as an increase or decrease in interest expense. The Company does not use this instrument for trading purposes. The Company entered into this hedging arrangement for the purpose of hedging the anticipated cash payments for interest associated with its variable rate debt.

Stock Options.   At December 31, 2005 and 2004, the Company had two stock-based employee compensation plans, the Reddy Ice Holdings, Inc. Long Term Incentive and Share Award Plan (the “2005 Equity Incentive Plan”) and the Reddy Ice Holdings, Inc. 2003 Stock Option Plan (the “2003 Stock Option Plan”), under which stock options and other forms of equity compensation may be granted from time to time. See Note 12 for further information regarding the plans. All of the Predecessor’s stock-based compensation plans were terminated and all in-the-money options were paid out in cash in connection with the merger on August 15, 2003 (see Notes 1 and 3).

REDDY ICE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective January 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. Under the provisions of SFAS No. 148, the Company selected the modified prospective method of adoption and therefore began recognizing stock-based employee compensation cost related to the 2003 Stock Option Plan beginning January 1, 2005, as if the fair value-based accounting method had been used to account for all employee awards granted, modified or settled since the inception of the 2003 Stock Option Plan on August 15, 2003. The Company has also recorded stock-based compensation expense related to the issuance of 250 shares each of restricted common stock and preferred stock since August 15, 2003, the date such restricted common stock and preferred stock were granted.

Through December 31, 2004, the Company accounted for the 2003 Stock Option Plan under the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost related to stock options is reflected in the net income (loss) available to common stockholders for the year ended December 31, 2004 and the period from May 8, 2003 (Date of Inception) to December 31, 2003 as all stock options granted under the 2003 Stock Option Plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on the net income (loss) of the Company had it applied the fair value recognition provisions of stock-based compensation as described in SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

	Successor
	Year Ended December 31, 2004	May 8, 2003 (Date of Inception) to December 31, 2003
	(in thousands, except
	per share amounts)
Net income (loss) available to common stockholders, as reported	$5,968	$(2,713)
Add: Employee stock-based compensation expense included in reported net income (loss), net of tax	185	39
Less: Total employee stock-based compensation expense determined under fair value based methods for all awards, net of tax	(325)	(78)
Pro forma net income (loss) available to common stockholders	$5,828	$(2,752)
Basic net income (loss) per share:
As reported	$0.44	$(0.35)
Pro forma	0.43	(0.35)
Diluted net income (loss) per share:
As reported	$0.44	$(0.35)
Pro forma	0.43	(0.35)

Use of Estimates.   The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets

REDDY ICE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements.   In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, chapter 4”. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. This statement is effective for fiscal years beginning after July 15, 2005. SFAS No. 151 was adopted on January 1, 2006. The adoption of SFAS No. 151 did not have a material effect on the Company’s results of operation and financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment to APB Opinion No. 29”. The accounting guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 on January 1, 2006 had no effect on the Company’s results of operations and financial position.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method and straight line amortization of compensation cost. The adoption of this standard did not have a material effect on the Company’s results of operations and financial position.

In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations”. FIN No. 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred - generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN No. 47 was effective for fiscal years ending after December 15, 2005 and therefore is applicable for the year ended December 31, 2005. The adoption of FIN No. 47 had no effect on the Company’s results of operations and financial position.

In November 2004, the EITF reached a consensus on EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations”. The EITF reached a consensus in this issue on an approach for evaluating whether the criteria in SFAS No. 144 have been met for purposes of classifying the results of operations of a component of an entity that either has been disposed of or is classified as held for sale as discontinued operations. The approach includes an evaluation of whether the operations and cash flows of a disposed component have been or will be eliminated from the ongoing operations of the entity. Such evaluation depends on whether continuing cash flows have been or are expected to be generated and, if so, whether those continuing cash flows are direct or indirect. The consensus also requires financial statement disclosure of certain information for each discontinued operation that generates continuing cash flows. EITF 03-13 is effective for components of an enterprise that are either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The adoption of EITF 03-13 on January 1, 2005 had no effect on the Company’s results of operations and financial position.

3.   ACQUISITIONS

On August 15, 2003, Cube merged with and into Packaged Ice, with Packaged Ice being the surviving corporation. Concurrent with the closing of the merger, Packaged Ice was named Reddy Ice Group, Inc. The merger was consummated pursuant to the Agreement and Plan of Merger, dated as of May 12, 2003, by and among Reddy Holdings, Cube and Packaged Ice. Subsequent to the merger, all of the Company’s operations were conducted through Reddy Group.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The merger was accounted for as a purchase by Cube of Packaged Ice in accordance with SFAS No. 141, “Business Combinations.”  Total consideration was $461.0 million, including $113.0 million for common and preferred securities, $316.7 million for assumption of debt and revolving loans, $12.8 million for debt issue costs and $18.5 million in direct merger costs. The total consideration reconciles to the net acquisition costs as follows (dollars in millions):

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

The excess of the aggregate purchase price over the liabilities assumed of $289.0 million was allocated to goodwill ($208.7 million) and other intangible assets ($80.3 million). Other intangibles identified include customer lists ($61.9 million), which are being amortized over useful lives of 15 to 30 years, debt issue costs ($12.8 million) and a trade name ($5.6 million). During 2004, goodwill and net deferred tax liabilities both decreased by $32.8 million due to the removal of the valuation allowance on Predecessor net operating loss carryforwards (see Note 10).

The merger was financed through:

•       Gross proceeds of $150.9 million from the sale of 8-7/8% senior subordinated notes (face value of $152.0 million, see Note 8);

•       A $135.0 million term loan borrowed under Reddy Group’s senior secured credit facility (see Note 8);

•       Cash contributions to Cube by Reddy Holdings and acquired cash of $6.8 million.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the fourth quarter of 2003, the Company purchased two ice companies (including Triangle Ice Co., Inc. (“Triangle Ice”)) for total consideration of $68.7 million, which included debt issue costs of $0.7 million and direct acquisition costs of $0.6 million. The total purchase price was allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair values as of the closing dates using valuations and other studies. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition (dollars in millions):

Total assets acquired	$26.2
Total liabilities assumed	10.2
Net assets acquired	$16.0

The excess of the aggregate purchase price over the net assets acquired of $52.7 million was allocated to goodwill ($40.3 million) and other intangible assets ($12.4 million). Other intangible assets were comprised primarily of customer lists, which are being amortized over useful lives of 15 to 30 years.

The acquisitions were financed through:

•       Gross proceeds of $10.0 million from the sale of 690,000 shares each of common and 5,000 shares of preferred stock of Reddy Holdings;

•       A $45.0 million supplemental term loan borrowed under Reddy Group’s senior secured credit facility (see Note 8);

•       use of cash on hand of $14.5 million.

During 2005 and 2004, the Company purchased two and 11 ice companies, respectively, at various dates throughout the respective years. The total purchase price was allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair values as of the closing dates using valuations and other studies. The following table summarizes the aggregate purchase prices and estimated aggregate fair values of the assets acquired and the liabilities assumed at the date of acquisition (dollars in millions):

	Successor
	Year Ended December 31,
	2005	2004
Total acquisition costs, including direct acquisition costs	$0.9	$16.9
Total assets acquired	$0.3	$6.1
Total liabilities assumed	—	(1.8)
Net assets acquired	$0.3	$4.3

REDDY ICE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The excess of the aggregate purchase price over the net assets acquired or net liabilities assumed was allocated to property and equipment, goodwill and other intangible assets and deferred tax liabilities as follows (dollars in millions):

	Successor
	Year Ended December 31,
	2005	2004
Goodwill	$0.4	$8.3
Other intangible assets	0.2	4.3
Total excess purchase price	$0.6	$12.6

Other intangible assets were comprised of customer lists, which are being amortized over useful lives of 15 to 30 years. The 2005 and 2004 acquisitions were funded out of the Company’s operating cash flows.

The results of operations of the 2003 acquisitions are included in the Company’s consolidated results of operations from the respective dates of acquisition in the fourth quarter of 2003. The results of operations of the 2004 acquisitions are included in the Company’s consolidated results of operations from their respective acquisition dates, which range from March 1, 2004 to November 1, 2004. The results of operations of the 2005 acquisitions are included in the Company’s consolidated results of operations from their respective acquisition dates, both of which occurred in the third quarter of 2005. The following unaudited pro forma information presents the Company’s consolidated results of operations (i) for the twelve month period ended December 31, 2005 as if the two acquisitions in 2005 had all occurred on January 1, 2005 and (ii) for the twelve month period ended December 31, 2004 as if the 11 acquisitions in 2004 and the two acquisitions in 2005 had all occurred on January 1, 2004:

	Successor
	Year Ended December 31,
	2005	2004
	(in thousands)
	(unaudited)
Pro forma revenues	$320,317	$292,776
Pro forma net income (loss) available to common stockholders	$(12,034)	$6,687

4.   INVENTORIES

	Successor
	December 31,
	2005	2004
	(in thousands)
Raw materials and supplies	$7,801	$7,584
Finished goods	2,286	1,851
Total	$10,087	$9,435

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   PROPERTY AND EQUIPMENT

	Successor
	December 31,
	2005	2004
	(in thousands)
Land	$21,172	$20,709
Buildings and site improvements	73,221	67,984
Plant, equipment and machinery	180,545	167,899
Construction in progress	1,116	2,065
Total	276,054	258,657
Less: accumulated depreciation	44,238	24,996
Total property and equipment, net	$231,816	$233,661

Depreciation expense related to cost of sales for the years ended December 31, 2005 and 2004 and the period from May 8, 2003 (Date of Inception) to December 31, 2003 was $18.8 million, $17.9 million and $5.9 million, respectively. Depreciation expense related to cost of sales for the Predecessor for the period from January 1 to August 14, 2003 was $10.9 million.

Depreciation expense included in depreciation and amortization expense for the years ended December 31, 2005 and 2004 and the period from May 8, 2003 (Date of Inception) to December 31, 2003 was $1.4 million, $1.2 million and $0.4 million, respectively. Depreciation expense included in depreciation and amortization expense for the Predecessor for the period from January 1 to August 14, 2003 was $0.7 million.

6.   GOODWILL AND OTHER INTANGIBLES

Goodwill was allocated to the Company’s business segments as follows:

	Successor
	December 31,
	2005	2004
	(in thousands)
Ice products	$211,620	$211,378
Non-ice products and services	3,348	9,073
Total	$214,968	$220,451

As discussed in Note 2, the Company recorded a non-cash impairment charge of $5.7 million during the second quarter of 2005 related to goodwill in the Company’s non-ice products and services segment.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2005 and 2004, other intangible assets consisted of the following:

	Successor
	December 31,
	2005	2004
	(in thousands)
Non-amortizable intangible assets—trade name	$5,600	$5,600
Amortizable intangible assets:
Customer lists	78,194	77,916
Debt issue costs	9,271	18,316
Total	87,465	96,232
Less: accumulated amortization	10,720	8,723
Total amortizable intangibles, net	76,745	87,509
Total intangible assets, net	$82,345	$93,109

Amortization expense for the years ended December 31, 2005 and 2004 and the period from May 8, 2003 (Date of Inception) to December 31, 2003 was $4.3 million, $4.1 million and $1.3 million, respectively. Amortization expense for the Predecessor for the period from January 1 to August 14, 2003 was $2.9 million. Amortization expense for each of the years ending December 31, 2006, 2007, 2008, 2009 and 2010 is estimated to be $4.3 million. There is no amortization expense related to cost of sales.

7.   ACCRUED EXPENSES

	Successor
	December 31,
	2005	2004
	(in thousands)
Accrued compensation and employee benefits, including payroll taxes and workers’ compensation insurance	$9,758	$6,411
Accrued interest	3,329	5,740
Accrued utilities	1,425	1,191
Accrued property, sales and other taxes	539	806
Other accrued insurance	1,940	1,230
Other	1,159	620
Total	$18,150	$15,998

8.   REVOLVING CREDIT FACILITY AND LONG-TERM OBLIGATIONS

10 1/2% Senior Discount Notes.   On October 27, 2004, Reddy Holdings issued $151 million at maturity of 10 1/2% Senior Discount Notes due 2012 (the “Discount Notes”) in a private placement offering. The Discount Notes were sold at 66.333% of the stated principal amount, which resulted in gross proceeds of $100.2 million. The net proceeds of the offering, together with a dividend of approximately $28.4 million from Reddy Group, were used to redeem all of Reddy Holdings’ existing series A preferred stock for approximately $99.2 million, to pay accumulated dividends on such stock as of the date of redemption in the amount of approximately $15.0 million and to pay a dividend of approximately $10.4 million to our common stockholders. In connection with these transactions, Reddy Group made a special transaction payment of approximately $1.2 million in the aggregate to certain members of management and certain directors (see Note 11).

Each Discount Note had an initial accreted value of $663.33 per $1,000 principal amount at maturity. The accreted value of each Discount Note will increase from the date of issuance until November 1, 2008 at a rate of 10 1/2% per annum such that the accreted value will equal the stated principal amount at

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

maturity on November 1, 2008. Thereafter, cash interest will accrue and be payable semi-annually at a rate of 10 1/2% per annum. As of December 31, 2005, the fair value of the Discount Notes was $119.6 million.

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

The Discount Notes include customary covenants that restrict, among other things, Reddy Holdings’ ability to incur additional debt or issue certain preferred stock, pay dividends or redeem, repurchase or retire its capital stock or subordinated indebtedness, make certain investments, create liens, enter into arrangements that restrict dividends from its subsidiaries, merge or sell all or substantially all of its assets or enter into various transactions with affiliates. Prior to November 1, 2007, Reddy Holdings may redeem up to 35% of the principal amount of the Discount Notes at a redemption price of 110.5% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, with funds raised in equity offerings that are specified in the indenture governing the Discount Notes. From and after November 1, 2008, Reddy Holdings may redeem any or all of the Discount Notes by paying a redemption premium, which is initially 5.25% of the principal amount at maturity of the notes and declines annually to 0% for the period commencing on November 1, 2010 and thereafter. If a change of control occurs prior to November 1, 2007, Reddy Holdings may, at its option, redeem all, but not less than all, of the Discount Notes at a redemption price equal to the sum of (i) the accreted value of the notes as of the redemption date, (ii) a premium equal to 125% of one year’s coupon payment and (iii) any accrued and unpaid interest to the date of redemption. If Reddy Holdings experiences a change of control and does not elect to make the optional redemption described in the previous sentence, Reddy Holdings will be required to make an offer to repurchase the Discount Notes at a price equal to 101% of their accreted value, plus accrued and unpaid interest, if any, to the date of purchase. Reddy Holdings may also be required to make an offer to purchase the senior discount notes with proceeds of asset sales that are not reinvested in the Company’s business or used to repay other indebtedness.

The Discount Notes were subject to registration with the SEC pursuant to the Registration Rights Agreement (the “Rights Agreement”) entered into at the time of issuance. Pursuant to the Rights Agreement, Reddy Holdings was required, within 150 days after the issuance date, to file a registration statement with the SEC to exchange the Discount Notes for new notes of Reddy Holdings having terms substantially identical in all material respects to the Discount Notes and to use its commercially reasonable efforts to cause the registration statement to be declared effective within 240 days after the issuance date. The 150th day following the issuance of the Discount Notes was March 26, 2005. Reddy Holdings did not file the required registration statement until April 6, 2005 and, as a result, incurred additional interest expense from March 26, 2005 to April 6, 2005 at an annual rate of 0.50%. The 240th day following the issuance of the Discount Notes was June 24, 2005 and, as a result of the registration statement not having been declared effective by the SEC on or prior to that date, Reddy Holdings began accruing additional interest on the Reddy Holdings notes from June 24, 2005 at an annual rate of 0.50% until the registration

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

statement was declared effective on August 26, 2005. Additional interest in the amount of $0.1 million was paid in cash to holders of the Discount Notes on November 1, 2005.

On July 28, 2005, Reddy Holdings obtained the requisite consents from the holders of the Discount Notes to amend the definition of “Consolidated Net Income” in the indenture governing the Discount Notes in order to exclude certain one-time costs and expenses associated with Reddy Holdings’ initial public offering of its common stock (See Note 11).

On August 26, 2005, Reddy Holdings paid $0.4 million to purchase and retire Discount Notes with an aggregate principal amount at maturity of $0.5 million. A loss of $0.046 million was recognized in connection with this transaction.

8 7/8% Senior Subordinated Notes.   On July 17, 2003, Cube completed the sale of $152 million of 8 7/8% Senior Subordinated Notes due August 1, 2011 (the “Subordinated Notes”) in connection with a private placement offering. The Subordinated Notes were priced at 99.297%, which resulted in gross proceeds of $150.9 million. At the closing of the merger on August 15, 2003, Reddy Group assumed Cube’s obligations under the Subordinated Notes and the related indenture and received the net proceeds of the offering. The net proceeds were used to consummate the merger as discussed in Note 3, which included the repayment of  the Predecessor’s $255 million aggregate principal amount of 9¾% Senior Subordinated Notes due February 1, 2005 and the outstanding balance of $61.7 million under its bank credit facility. Interest was payable semiannually on February 1 and August 1, commencing on February 1, 2004. In conjunction with issuance of the Subordinated Notes, $7.0 million of debt issuance costs were incurred. In connection with the closing of Reddy Holdings’ initial public offering of its common stock, substantially all the outstanding Subordinated Notes were redeemed (see discussion below in “Senior Credit Facility” for further information).

Senior Credit Facility.   On August 15, 2003, Reddy Group entered into a $170 million senior secured credit facility, with the lenders being a syndicate of banks, financial institutions and other entities, including Credit Suisse First Boston as Administrative Agent, Canadian Imperial Bank of Commerce and Bear Stearns Corporate Lending, Inc. (the “Old Credit Facility”). The Old Credit Facility provided for a six-year term loan in the amount of $135 million (the “Original Term Loan”) and a five-year revolving credit facility (the “Old Revolving Credit Facility”) in the amount of $35 million. Proceeds of the Original Term Loan were used to consummate the merger as discussed in Note 3. On November 6, 2003, the Old Credit Facility was amended to provide a Supplemental Term Loan (together with the Original Term Loan, referred to as the “Old Term Loans”) in the amount of $45 million, the proceeds of which were used to fund a portion of the acquisition of Triangle Ice (see Note 3). The Supplemental Term Loan had substantially the same terms as the Original Term Loan.

On August 12, 2005, Reddy Group amended and restated its credit facility with a syndicate of banks, financial institutions and other entities as lenders, including Credit Suisse First Boston, as Administrative Agent, Canadian Imperial Bank of Commerce, Bear Stearns Corporate Lending, Inc. and Lehman Brothers, Inc. (the “Credit Facility”), to increase the maximum amount of the revolving credit facility to $60 million (the “Revolving Credit Facility”), provide for a $240 million term loan (the “Term Loan”), reduce the applicable margins on both the Revolving Credit Facility and Term Loan and extend the maturity of the Revolving Credit Facility to August 12, 2010 and the Term Loan to August 12, 2012. Borrowings under the Revolving Credit Facility and the Term Loan, along with proceeds from the Company’s initial public offering (see Note 11), were used to repay the Old Credit Facility, repurchase substantially all of the Company’s existing Subordinated Notes and fund other related transactions. A loss on extinguishment of debt of $28.1 million was incurred in connection with these transactions. The loss was

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

due to the payment of tender premiums and consent fees to the holders of the Subordinated Notes ($17.3 million), the write-off of deferred debt costs and original issue discount related to the Subordinated Notes and the Old Credit Facility ($10.6 million) and other fees and expense ($0.2 million).

At December 31, 2005, the Company had $54.7 million of availability under the Revolving Credit Facility, which was net of outstanding standby letters of credit of $5.3 million. The standby letters of credit are used primarily to secure certain insurance obligations.

Principal balances outstanding under the Credit Facility bear interest per annum, at Reddy Group’s option, at the sum of the base rate plus 0.75% or LIBOR plus 1.75%. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%. At December 31, 2005, the weighted average interest rate of borrowings outstanding under the Credit Facility was 5.9%. Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. Reddy Group pays a quarterly fee on the average availability under the Revolving Credit Facility based on an annual rate of 0.5%. As of December 31, 2005, the fair value of the Term Loan was $242.4 million.

The Revolving Credit Facility and Term Loan do not require any scheduled principal payments prior to their stated maturity dates. Subject to certain conditions, mandatory repayments of the Revolving Credit Facility and Term Loan (and if the Term Loan is no longer outstanding, mandatory commitment reductions of the Revolving Credit Facility) are required to be made with portions of the proceeds from (1) asset sales, (2) the issuance of debt securities and (3) insurance and condemnation awards, subject to various exceptions. In the event of a change in control, as defined in the Credit Facility, an event of default will occur under the Credit Facility. Under the Credit Facility, Reddy Group may only pay dividends to Reddy Holdings if Reddy Group’s leverage ratio for the most recently ended fiscal quarter is less than or equal to 3.75 to 1.0. In addition, the Credit Facility precludes Reddy Group from declaring any dividends if an event of default under the Credit Facility has occurred and is continuing. In particular, it will be an event of default if Reddy Group’s leverage ratio exceeds 4.0 to 1.0 or Reddy Group’s interest coverage ratio is less than 3.25 to 1.0.

The Credit Facility contains financial covenants, which include the maintenance of certain financial ratios, as defined in the Credit Facility, and is collateralized by substantially all of Reddy Group’s assets and the capital stock of all of its subsidiaries. Reddy Holdings guarantees the Credit Facility and such guarantee is secured by the capital stock of Reddy Group. At December 31, 2005, Reddy Group was in compliance with these covenants.

Interest Rate Hedging Agreement.   Effective September 12, 2005, Reddy Group entered into an interest rate hedging agreement (the “Hedge”) to fix the interest rate on a portion of its Term Loan. The Hedge has a term of three years and ten months and an initial notional balance of $220 million. The notional balance decreases by $20 million on October 12 of each of the next three years, beginning on October 12, 2006. Reddy Group pays a fixed rate of 4.431% on the notional balance outstanding and receives an amount equal to 3-month LIBOR. Any net payable or receivable amount is settled quarterly. If Reddy Group had been required to settle the Hedge as of December 31, 2005, it would have received $2.0 million. The fair value of the Hedge is included in the caption “Other Assets” in the consolidated balance sheet. Changes in the fair value of the Hedge are recorded as “Other Comprehensive Income” in the consolidated statement of stockholders’ equity. Reddy Group is exposed to risk of loss in the event of non-performance by the counterparty to the Hedge; however, it does not anticipate non-performance by the counterparty.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2005 and 2004, long-term obligations consisted of the following:

	Successor
	December 31,
	2005	2004
	(in thousands)
Credit Facility—Term Loans	$240,000	$177,750
10½% Senior Discount Notes	150,500	151,000
Less: unamortized debt discount on 10 1/2% Senior Discount Notes	(37,846)	(48,957)
8 7/8% Senior Subordinated Notes	—	152,000
Less: unamortized debt discount on 8 7/8% Senior Subordinated Notes	—	(879)
Other	306	347
Total long-term obligations	352,960	431,261
Less: current maturities	65	1,869
Long-term obligation, net of current maturities	$352,895	$429,392

As of December 31, 2005, principal maturities of long-term obligations for the next five years are as follows (dollars in thousands):

2006	$65
2007	75
2008	40
2009	21
2010	22
2011 and thereafter	352,737
Total	$352,960

9.   NOTES PAYABLE

At December 31, 2004, notes payable consisted of premium financing notes related to certain of the Company’s insurance policies. The notes bore interest at a weighted average interest rate of 4.4%, had terms under twelve months and matured at various dates from March 2005 through June 2005. In February 2005, an additional note payable was issued for $0.09 million, which bore interest at 4.25% and matured in December 2005.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   INCOME TAXES

The Company reported a loss for tax return purposes during the year ended December 31, 2005 and a taxable profit during the year ended December 31, 2004. It incurred a loss for tax return purposes for the period May 8, 2003 (Date of Inception) to December 31, 2003. The Predecessor incurred tax losses for the period from January 1, 2003 to August 14, 2003. The total provision for income taxes varied from the U.S. federal statutory rate due to the following:

	Successor			Predecessor
			May 8, 2003
			(Date of
	Year Ended		Inception) to	January 1 to
	December 31,		December 31,	August 14,
	2005	2004	2003	2003
	(in thousands)
Federal income tax benefit (expense) at statutory rate	$6,777	$(9,466)	$(942)	$(1,892)
State income tax benefit (expense), net of federal income tax benefits	767	(838)	(91)	(184)
Decrease in valuation allowance	—	—	—	2,104
Current expiration of state net operating loss carryforwards	(179)	—	—	—
Non-deductible expenses and other	(117)	(190)	(20)	(28)
Total income tax benefit (expense)	$7,248	$(10,494)	$(1,053)	$—

The income tax benefit (expense) for the years ended December 31, 2005 and 2004 and the period from May 8, 2003 (Date of Inception) to December 31, 2003 is composed of the following:

	Successor
			May 8, 2003
			(Date of
	Year Ended		Inception) to
	December 31,		December 31,
	2005	2004	2003
	(in thousands)
Current tax benefit (expense)	$133	$(318)	$—
Deferred tax benefit (expense)	7,115	(10,176)	(1,053)
Total tax benefit (expense)	$7,248	$(10,494)	$(1,053)

REDDY ICE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets and liabilities computed at the statutory rate related to temporary differences were as follows:

	Successor
	December 31,
	2005	2004
	(in thousands)
Total current deferred tax assets—other assets	$2,740	$2,174
Deferred non-current tax assets (liabilities):
Intangible assets, including goodwill, customer lists and trade names	$(38,198)	$(39,562)
Property & equipment	(40,279)	(40,315)
Net operating loss carryforwards	46,453	41,698
Other assets	4,649	1,065
Total non-current deferred tax liabilities, net	(27,375)	(37,114)
Valuation allowance for net operating loss carryforwards	(838)	—
Total non-current deferred tax liabilities, net	$(28,213)	$(37,114)
Total deferred tax liabilities, net	$(25,473)	$(34,940)

As a result of purchase accounting applied in connection with the acquisitions of Packaged Ice and Triangle Ice in 2003, net deferred tax liabilities of $59.1 million were recorded. This amount was primarily due to basis differences related to the allocation of purchase price to fixed assets and the recording of customer lists and trade name.

At December 31, 2005, the Company had approximately $122 million of Federal net operating loss (“NOL”) carryforwards, $38 million and $84 million of which are attributable to the Successor and Predecessor, respectively. The NOL carryforwards expire between 2011 and 2025. There is an annual limitation on the utilization of the Federal NOL carryforwards generated by the Predecessor due to an ownership change, as defined by Section 382 of the Internal Revenue Code, as amended. At December 31, 2003, due to the uncertainty of being able to utilize the Predecessor’s NOL carryforwards to reduce future taxes, a valuation allowance of $34.9 million was provided to reduce to zero the deferred tax asset resulting from the Predecessor’s NOL carryforwards. Based on results for 2004 and other evidence related to the future use of the Predecessor’s NOL carryforwards, management believed that it was more likely than not that Predecessor NOL carryforwards would be fully utilized. Accordingly, the valuation allowance on such NOL carryforwards was removed at December 31, 2004, with an offsetting decrease to goodwill. In connection with its initial public offering on August 12, 2005 (see Note 11), the Company experienced another change in ownership for tax purposes. As a result, the Company’s ability to use the Predecessor’s and Successor’s Federal NOL carryforwards are subject to an additional limitation. The new limitation is not expected to have a material impact on the Company’s ability to utilize such NOL carryforwards. A valuation allowance of $0.8 million was recorded in the year ended December 31, 2005 to reduce state NOL carryforwards to the amount that management believes is more likely than not to be utilized.

During the year ended December 31, 2005, the Company recorded a $2.2 million credit to additional paid in capital, with an offsetting increase to the NOL carryforward, to reflect the tax benefit of deductions related to the exercise of employee stock options in March and August 2005.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On May 12, 2003, Reddy Holdings entered into an Investor Subscription Agreement with Trimaran, BSMB and certain members of the Predecessor’s senior management group pursuant to which they agreed to purchase 12,978,900 shares of common stock for $7.25 per share. The proceeds were contributed to Cube to fund a portion of the acquisition of Packaged Ice on August 15, 2003 (see Notes 1 and 3). On November 3, 2003, Reddy Holdings entered into a second Investor Subscription Agreement with Trimaran, BSMB and certain members of Reddy Holdings’ senior management group pursuant to which they agreed to purchase an additional 690,000 shares of common stock for $7.25 per share, the proceeds of which were used to fund a portion of the acquisition of Triangle Ice (see Note 3).

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

On March 17, 2005, certain employees exercised stock options granted under the 2003 Stock Option Plan to purchase 248,198 shares of Reddy Holdings’ common stock for an aggregate purchase price of approximately $1.8 million. On August 8, 2005, Reddy Holdings amended the 2003 Stock Option Plan to accelerate the schedule for vesting of time-based options, immediately vest all outstanding performance-based options, allow unvested options to be exercised for restricted stock with identical vesting schedules and provide for accelerated vesting of options upon the termination of an option holder’s employment under certain circumstances. A charge of $0.5 million was recorded in “Operating Expenses” in the consolidated statements of operations in connection with the acceleration of vesting schedules. On August 12, 2005, certain employees and directors performed a cashless exercise of stock options granted under the 2003 Stock Option Plan, which resulted in the issuance of 808,818 shares of common stock, 465,651 of which were restricted shares. In accordance with the 2003 Stock Option Plan, as amended, restricted shares vest on the following schedule: 40% on February 28, 2006, 40% on January 16, 2007 and 20% on July 1, 2007.

Also in connection with the IPO and the related transactions, the Company incurred $6.2 million of expenses related to payments to BSMB and Trimaran in connection with the termination of the management services agreement ($4.0 million), transaction bonuses to certain employees ($1.8 million) and other fees and expenses ($0.4 million). Included in the transaction bonuses is $0.5 million of compensation expense related to the issuance of 25,817 shares of common stock.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On August 11, 2005, the board of directors of Reddy Holdings declared a dividend of $0.20788 per share, or $4.5 million in total, payable on October 17, 2005 to stockholders of record on September 30, 2005. On December 15, 2005, the board of directors of Reddy Holdings declared a dividend of $0.3825 per share, or $8.3 million in total, payable on January 17, 2006 to stockholders of record on December 30, 2005.

Preferred Stock.   Reddy Holdings is authorized to issue up to 25,000,000 shares of $0.01 par value preferred stock, all of which is currently undesignated. Pursuant to the same Investor Subscription Agreements discussed above, 99,050 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) were subscribed for on May 12, 2003 and November 3, 2003 and were valued at $1,000 per share. The liquidation preference per share of the Series A Preferred Stock was equal to the sum of (a) $1,000 plus (b) the amount of all accumulated but unpaid dividends on such shares. The holders of the outstanding shares of Series A Preferred Stock immediately preceding the dividend payment date were entitled to receive dividends, as declared by Reddy Holdings’ Board of Directors, at a rate per annum equal to 12% of the liquidation amount per share. All dividends were cumulative, whether or not earned or declared, accruing on a daily basis from the issue date and were payable in cash quarterly in arrears on each dividend payment date commencing on November 15, 2003. If Reddy Holdings did not pay the cash dividends on a quarterly basis, all unpaid dividends were to be added to the liquidation amount in respect of such shares on each dividend payment date. If Reddy Holdings failed to make a liquidation payment following the occurrence of a liquidation event or default, as defined in the certificate of designations, the per annum dividend rate would have been increased by 2% per annum during the continuation of any such event or default. In the event of liquidation, the holders of the Series A Preferred Stock would have been entitled to an amount in cash equal to the liquidation amount for each share. The Company was entitled to redeem the Series A shares at its option in whole at any time or in part from time to time, subject to restrictions set forth in the certificate of designations. Series A holders are not entitled or permitted to vote on any matter upon which the holders of common stock are required or permitted to vote.

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

In connection with the merger on August 15, 2003 and the Triangle Ice acquisition on November 6, 2003, fees of $7.6 million and $1.3 million, respectively, were paid to the holders of the Company’s Series A Preferred Stock and common stock. Such amounts were reflected as immediate distributions to the stockholders of the Company and have been recorded as reductions of additional paid-in capital.

Prior to the merger on August 14, 2003, the Predecessor’s board of directors had authorized the designation of 500,000 shares of $0.01 par value 10% exchangeable preferred stock. Holders of the 10% exchangeable preferred stock were entitled to receive dividends equal to 10% of the liquidation preference of $100 per share, and all dividends were fully cumulative. Dividends could be paid in cash or in kind by issuing a number of additional shares of the 10% exchangeable preferred stock. All dividends were paid in kind as the Predecessor’s debt agreements prohibited the payment of cash dividends. In kind dividends for the period from January 1, 2003 to August 14, 2003 totaled 32,399 shares of 10% exchangeable preferred

REDDY ICE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stock. The 10% exchangeable preferred stock was redeemed in connection with the purchase of Packaged Ice on August 15, 2003 (see Notes 1 and 3).

12.   EMPLOYEE BENEFIT PLANS

401(k) Plan.   The Company has a 401(k) defined contribution savings plan for the benefit of all employees who have completed one year of service and have met the eligibility requirements to participate. Employees may contribute up to the maximum amount allowed by the Internal Revenue Service, while Company contributions are made at the discretion of the Board of Directors. The Company contributed $257,000, $239,000 and $66,000 during the years ended December 31, 2005 and 2004 and the period from May 8, 2003 (Date of Inception) to December 31, 2003, respectively. Contributions by the Predecessor for the period from January 1 to August 14, 2003 were $125,000.

2005 Equity Incentive Plan.   On August 8, 2005, the board of directors and stockholders of Reddy Holdings approved the 2005 Equity Incentive Plan. Under the 2005 Equity Incentive Plan, up to 750,000 shares of common stock may be issued to employees, directors and certain third parties in connection with various incentive awards, including stock options, restricted shares and restricted share units. On October 18, 2005, Reddy Holdings filed a Registration Statement on Form S-8 with the SEC to cover the reoffer and resale of up to 750,000 shares of Reddy Holdings’ common stock that Reddy Holdings may issue in the future to participants in the 2005 Equity Incentive Plan.

On November 3, 2005, 9,300 unrestricted common shares were granted to certain employees under the 2005 Equity Incentive Plan. On that same date, 682,000 restricted share units (“RSUs”) were granted to certain employees and the independent directors of Reddy Holdings. On November 15, 2005, an additional 10,000 RSUs were granted to certain employees and a newly appointed independent director of Reddy Holdings. Each RSU provides for the grant of one share of unrestricted common stock on the date that the vesting terms of each RSU is satisfied.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Compensation expense associated with the 2005 Equity Incentive Plan was $0.8 million during the year ended December 31, 2005. Such compensation expense was recorded in “Operating Expenses” in the consolidated statements of operations.  Twenty-five percent of the Time-vested RSUs are being expensed during each period ending August 12 in 2006 to 2009. Performance-vested RSUs are being expensed on the same basis as it is management’s belief that the performance condition for each period will be met.  The weighted average grant-date fair value of the RSUs granted in 2005 was $17.90 per share. The fair value per share was estimated as the closing market price on the date of grant less the present value of dividends expected to be paid during the vesting period. The following weighted average assumptions were used:

Market value per share at grant date	$21.13
Expected quarterly cash dividend per share	$0.3825
Discount rate	4.22%
Vesting period	4 years

2003 Stock Option Plan.   During 2003, the board of directors approved the 2003 Stock Option Plan that reserved for issuance 1,555,150 shares of common stock, subject to adjustment under certain circumstances. In connection with the acquisition of Triangle Ice (see Note 3), an additional 82,662 shares of common stock were reserved for issuance under the 2003 Stock Option Plan. This plan provides for the granting of incentive awards in the form of stock options to directors, officers and employees of the Company or any of its subsidiaries and affiliates at the discretion of the Compensation Committee of the Board of Directors. The options issued included both time-based and performance-based options. In general, the time-based options vested 20% per year, with the initial vesting of 20% occurring on the first day of the calendar year following the year of grant. The performance based options were to vest in three tranches based on achieving certain corporate performance targets. All options granted pursuant to the 2003 Stock Option Plan were to expire ten years after the date of grant.

The 2003 Stock Option Plan was amended on August 8, 2005 (see Note 11). On August 12, 2005, all outstanding options under the 2003 Stock Option Plan were exercised in exchange for restricted shares (see Note 11). At December 31, 2005, 56,117 shares of common stock were reserved for issuance under the 2003 Stock Option Plan. The Company does not intend to make any additional grants under this plan. Compensation expense associated with the 2003 Stock Option Plan was $1.1 million during the year ended December 31, 2005, excluding the effect of the acceleration of vesting schedules discussed in Note 11. Such compensation expense was recorded in “Operating Expenses” in the consolidated statements of operations.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table indicates share and exercise price information with respect to the 2003 Stock Option Plan for the years ended December 31, 2005 and 2004 and the period from May 8, 2003 (Date of Inception) to December 31, 2003:

	Year Ended				May 8, 2003 (Date of
	December 31,				Inception) to
	2005		2004		December 31, 2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,577,845	$7.25	1,561,285	$7.25	—	$—
Granted	—	—	49,087	7.25	1,592,170	7.25
Exercised	(1,577,845)	7.25	—	—	—	—
Forfeited	—	—	(32,527)	7.25	(30,885)	7.25
Outstanding at end of year	—	—	1,577,845	$7.25	1,561,285	$7.25
Weighted average fair value of options granted during the year		$—		$6.67		$2.78

The “Black-Scholes” method was used to determine the fair value of options granted in the year ended December 31, 2004 and the period from May 8, 2003 (Date of Inception) to December 31, 2003. The Black-Scholes calculations used the following weighted average assumptions:

	Successor
		May 8, 2003
	Year	(Date of
	Ended	Inception) to
	December 31,	December 31,
	2004	2003
Dividend yield	0.00%	0.00%
Volatility	0.00%	0.00%
Risk free interest rate	4.24%	4.48%
Expected lives	10 years	10 years

13.   RELATED PARTIES

Trimaran and BSMB were party to a Monitoring and Management Services Agreement (the “Monitoring Agreement”) pursuant to which they were engaged to provide monitoring and management services to the Company with respect to financial and operating matters. At the closing of the merger in August 2003, Trimaran and BSMB collectively received a financing fee equal to $7.5 million. They also received an annual fee for ongoing monitoring and management services equal to $0.5 million per annum in the aggregate, which was subject to adjustment in certain circumstances. The Monitoring Agreement also provided that Trimaran and BSMB were to be reimbursed for reasonable out-of-pocket expenses in connection with activities undertaken pursuant to the agreement.

Trimaran and BSMB also rendered additional services in connection with acquisitions, divestitures and financings pursuant to the Management Agreement. In connection with these services, they earned a fee equal to 2% of the value of any such transaction if additional equity is invested. In connection with the Triangle Ice acquisition, Trimaran and BSMB received fees totaling $1.3 million. In addition, the annual monitoring and management services fee will be increased in connection with acquisitions by an amount equal to 1% of the trailing twelve-month pro forma EBITDA (as defined in the Monitoring Agreement) of acquired businesses. Trimaran and BSMB collectively earned monitoring and management services fees of $0.4 million, $0.6 million and $0.2 million during the years ended December 31, 2005 and 2004 and the period from May 8, 2003 to December 31, 2003, respectively.  In connection with the IPO and the related

REDDY ICE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

transactions, the Company paid BSMB and Trimaran $4.0 million in the aggregate to terminate the Management Agreement (see Note 11).

The Company is one of several portfolio companies in which BSMB has an interest. In 2004, BSMB initiated a process to identify areas where cost savings may be achieved by its portfolio companies by coordinating the purchases activities of such companies to take advantage of volume purchase discounts that would otherwise not be available to the Company if it were acting independently. In connection with this undertaking, BSMB entered into consulting arrangements with individuals and consulting firms. The consulting fees are charged to BSMB’s portfolio companies based on each company’s pro rata share of the overall cost savings achieved. As of December 31, 2005, based on information received from BSMB, it is estimated that the Company’s share of the consulting fees will be approximately $0.2 million. The Company has recorded a charge for such consulting services in “Operating Expenses” in the consolidated statement of operations for the year ended December 31, 2005.

Certain participants in the Trimaran investment program are affiliated with Canadian Imperial Bank of Commerce and BSMB is affiliated with Bear Stearns Corporate Lending, Inc., who are both lenders to the Credit Facility (see Note 8). In connection with the initial public offering of Reddy Holdings’ common stock in August 2005, affiliates of BSMB and Trimaran received an aggregate payment of $3.1 million as compensation for their roles as underwriters for the initial public offering.

Reddy Holdings issued 34,500 shares of restricted common stock and 250 shares of restricted preferred stock valued at an aggregate $0.5 million at the time of issuance to certain members of the Predecessor’s senior management on August 14, 2003. The shares vest on the third anniversary of the closing of the merger provided that the grantees are still employed by Reddy Holdings. Compensation expense is being recognized through the amortization of unearned compensation over the three-year life of the grant. In connection with the redemption of the Series A Preferred Stock in October 2004, the restrictions on all of the restricted preferred stock were lifted and the related unearned compensation was fully recognized.

At closing of the merger in August 2003, certain members of the Predecessor’s senior management group received a financing fee totaling $0.1 million. In connection with the acquisition of Triangle Ice in November 2003, certain members of the Company’s senior management group received a transaction fee totaling $26,000.

In connection with the issuance of the 10½% Senior Discount Notes, the redemption of Reddy Holdings’ Series A Preferred Stock and the payment of a common dividend (see Note 11), certain members of management and certain directors received a special transaction payment totaling $1.2 million.

14.   COMMITMENTS AND CONTINGENCIES

The Company has an agreement to purchase the bagging component of the Ice Factory from an exclusive manufacturer until a minimum of 3,600 components are purchased; however, the agreement does not require the Company to purchase 3,600 components. From the inception of this agreement through December 31, 2005, the Company has purchased approximately 3,090 components.

The Company has leased certain facilities and equipment. Under these and other operating leases, future minimum annual rentals at December 31, 2005 are approximately $9.5 million in 2006, $7.5 million in 2007, $5.6 million in 2008, $4.1 million in 2009, $2.6 million in 2010 and $4.6 million thereafter. Rent expense was $11.6 million, $9.4 million and $3.2 million in the years ended December 31, 2005 and 2004 and the period from May 8, 2003 (Date of Inception) to December 31, 2003, respectively. Rent expense of the Predecessor was $7.5 million from January 1, 2003 to August 14, 2003.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 1999, the Predecessor entered into an exclusive supply agreement with a merchandiser manufacturer (the “Supply Agreement”) in which it committed to purchase 4,000 merchandisers and/or Ice Factory merchandisers and a minimum of $1.5 million of replacement parts per twelve-month period commencing June 1, 1999. Effective June 1, 2002, the Supply Agreement was amended to modify certain terms, which included extending the term of the Supply Agreement to May 31, 2012 and reducing the annual merchandiser and replacement parts commitments to 2,000 units and $0.75 million, respectively. The Company was in compliance with the amended Supply Agreement at May 31, 2005 and management believes the Company will be in compliance as of May 31, 2006.

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

The Company has been involved in litigation in connection with a June 2001 ammonia release at its Baton Rouge, Louisiana manufacturing facility.  The case, a consolidation of seven lawsuits generally referred to as Wallace Acey, Jr., et al. v. Reddy Ice Corp., was filed in the 19th Judicial District Court, Parish of East Baton Rouge, Louisiana.  Plaintiffs, who were certified as a settlement class, alleged injuries primarily consisting of inconvenience, watery eyes and offensive odors.  The parties reached an agreement in settlement of all claims in 2004 and, thereafter, pursuant to a Final Order and Judgment issued on January 25, 2005, the court approved the fairness of the settlement and dismissed all claims of the class, with prejudice, effective April 2005.  The Company’s insurance carrier funded the majority of the settlement and related legal fees. The Company recognized $150,000 of expense in its 2004 results related to its obligation under the settlement.  On January 26, 2006, the court issued an order establishing a settlement fund distribution protocol and the Company thereafter transferred the settlement fund to an account administered by the court appointed disbursing agent, thereby fulfilling its final obligation under the order.  Pursuant to the terms of the order, the Company has no further obligation to fund the settlement.  Management understands that the disbursing agent is in the process of distributing the fund to settlement class members.  Management does not believe that the final resolution of this litigation as described above will have a material impact on the Company’s business, financial condition or results of operations.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment information for the year ended December 31, 2005 was as follows:

	Successor
	Ice	Non-Ice	Total
	(in thousands)
Revenues	$304,755	$15,017	$319,772
Cost of sales (excluding depreciation)	186,668	9,555	196,223
Operating expenses	40,172	1,858	42,030
Segment EBITDA	$77,915	$3,604	$81,519
Total assets	$578,750	$25,014	$603,764

Segment information for the year ended December 31, 2004 was as follows:

	Successor
	Ice	Non-Ice	Total
	(in thousands)
Revenues	$268,319	$17,408	$285,727
Cost of sales (excluding depreciation)	162,811	10,255	173,066
Operating expenses	35,040	1,888	36,928
Segment EBITDA	$70,468	$5,265	$75,733
Total assets	$554,947	$33,673	$588,620

Segment information for the Company for the period from May 8, 2003 (Date of Inception) to December 31, 2003 was as follows:

	Successor
	Ice	Non-Ice	Total
	(in thousands)
Revenues	$79,954	$6,965	$86,919
Cost of sales (excluding depreciation)	48,867	3,865	52,732
Operating expenses	12,509	921	13,430
Segment EBITDA	$18,578	$2,179	$20,757
Total assets	$580,331	$34,005	$614,336

Segment information for the Predecessor for the period from January 1, 2003 to August 14, 2003 was as follows:

	Predecessor
	Ice	Non-Ice	Total
	(in thousands)
Revenues	$139,618	$11,651	$151,269
Cost of sales (excluding depreciation)	84,384	7,258	91,642
Operating expenses	17,051	1,547	18,598
Other income, net	108	8	116
Segment EBITDA	$38,291	$2,854	$41,145
Total assets	$333,283	$25,703	$358,986

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of total Segment EBITDA to net income (loss) for the years ended December 31, 2005 and 2004, the period from May 8, 2003 (Date of Inception) to December 31, 2003 and the period from January 1, 2003 to August 14, 2003 was as follows:

	Successor			Predecessor
			May 8, 2003
			(Date of
	Year Ended		Inception) to	January 1 to
	December 31,		December 31,	August 14,
	2005	2004	2003	2003
	(in thousands)
Total Segment EBITDA	$81,519	$75,733	$20,757	$41,145
Depreciation expense related to cost of sales	(18,838)	(17,850)	(5,883)	(10,881)
Depreciation and amortization expense	(5,691)	(5,335)	(1,733)	(3,647)
Gain (loss) on disposition of assets	(1,848)	(398)	—	11
Impairment of assets	(5,725)	—	—	—
Management agreement termination fees and transaction bonuses and expenses	(6,171)	—	—	—
Loss on extinguishment of debt	(28,189)	—	—	—
Interest expense	(34,421)	(25,105)	(10,370)	(21,063)
Income tax benefit (expense)	7,248	(10,494)	(1,053)	—
Net income (loss)	$(12,116)	$16,551	$1,718	$5,565

Revenues from one group of affiliated customers in the Company’s ice segment represented approximately 11%,  10% and 9% of the Company’s consolidated revenues in 2005, 2004 and 2003, respectively.

16.   QUARTERLY INFORMATION (UNAUDITED)

The following table summarizes the unaudited quarterly information for the years ended December 31, 2005 and 2004, the period from May 8, 2003 (Date of Inception) to December 31, 2003 and the period from January 1, 2003 to August 14, 2003. In the opinion of management, all adjustments necessary for a fair presentation of the unaudited results for the periods are included.

For the year ended December 31, 2005:

	Successor
	1st	2nd	3rd	4th	Year
	(in thousands)
Revenues	$39,244	$93,123	$126,562	$60,843	$319,772
Gross profit	2,824	35,290	52,773	13,824	104,711
Net income (loss) available to common stockholders	(10,180)	5,395	(3,093)	(4,238)	(12,116)

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the year ended December 31, 2004:

	Successor
	1st	2nd	3rd	4th	Year
	(in thousands)
Revenues	$37,380	$88,529	$106,507	$53,311	$285,727
Gross profit.	4,372	34,054	43,091	13,294	94,811
Net income (loss) available to common stockholders	(14,789)	12,164	13,233	(4,640)	5,968

For the period from May 8, 2003 (Date of Inception) to December 31, 2003:

	Successor
	1st	2nd	3rd	4th	Year
	(in thousands)
Revenues	$—	$—	$38,641	$48,278	$86,919
Gross profit	—	—	15,283	13,021	28,304
Net income (loss) available to common stockholders	—	—	5,358	(8,071)	(2,713)

For the period from January 1, 2003 to August 14, 2003:

	Predecessor
	1st	2nd	3rd	4th	Year
	(in thousands)
Revenues	$32,567	$70,749	$47,953	$—	$151,269
Gross profit	2,463	25,787	20,496	—	48,476
Net income (loss) available to
common stockholders	(15,714)	7,455	11,258	—	2,999

17.   SUBSEQUENT EVENTS

During January 2006, the Company completed the acquisitions of two ice companies for an aggregate cash purchase price of approximately $1.4 million. Annual revenues associated with the acquisitions is approximately $1 million.

On February 28, 2006, the Company purchased 51,256 shares of common stock from certain members of management for $1.0 million to provide the employees with funds to satisfy their statutory federal and state tax withholding obligations related to the vesting of shares of restricted stock issued under the 2003 Stock Option Plan. The purchase price was $20.20 per share, the closing market price on February 28, 2006.