Form 10-Q
period 2006-03-31
REDDY ICE HOLDINGS INC
filed 2006-04-28
CIK 1268984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer   ☐   Accelerated filer   ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of April 25, 2006 was 21,637,020.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,265	$33,997
Accounts receivable, net	21,955	23,376
Inventories	12,425	10,087
Prepaid expenses	2,466	2,356
Deferred tax assets	2,484	2,740
Total current assets	49,595	72,556
PROPERTY AND EQUIPMENT, net	230,414	231,816
GOODWILL	215,334	214,968
OTHER INTANGIBLES, net	81,231	82,345
OTHER ASSETS	4,266	2,079
TOTAL	$580,840	$603,764
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$73	$65
Revolving credit facility	—	—
Accounts payable	10,964	12,962
Accrued expenses	14,375	18,150
Dividends payable	8,276	8,296
Total current liabilities	33,688	39,473
LONG-TERM OBLIGATIONS	355,776	352,895
DEFERRED TAX LIABILITIES, net	22,302	28,213
COMMITMENTS AND CONTINGENCIES (Note 10)	—	—
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 75,00,000 shares authorized; 21,637,020 and 21,690,042 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	216	217
Additional paid-in capital	213,255	213,096
Unearned compensation	—	(52)
Accumulated deficit	(48,580)	(32,065)
Accumulated other comprehensive income	4,183	1,987
Total stockholders’ equity	169,074	183,183
TOTAL	$580,840	$603,764

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(in thousands, except per share amounts)
Revenues	$44,808	$39,244
Cost of sales (excluding depreciation)	34,413	31,679
Depreciation expense related to cost of sales	4,714	4,741
Gross profit	5,681	2,824
Operating expenses	11,089	8,834
Depreciation and amortization expense	1,428	1,415
Loss on dispositions of assets	104	149
Loss from operations	(6,940)	(7,574)
Interest expense	6,954	9,308
Loss before income taxes	(13,894)	(16,882)
Income tax benefit	5,655	6,702
Net loss	$(8,239)	$(10,180)
Basic and diluted net loss per share:
Net loss	$(0.39)	$(0.74)
Weighted average common shares outstanding	21,273	13,728
Cash dividends declared per share	$0.3825	$—

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
 (Unaudited)
(in thousands)

						Accumulated
	Common Stock		Additional			Other
	Number	Par	Paid-In	Unearned	Accumulated	Comprehensive
	of Shares	Value	Capital	Compensation	Deficit	Income	Total
Balance at January 1, 2006	21,690	$ 217	$ 213,096	$ (52)	$ (32,065)	$ 1,987	$ 183,183
Reclassification of unearned compensation upon adoption of SFAS No. 123(R)	—	—	(52)	52	—	—	—
Compensation expense related to stock-based awards	—	—	1,245	—	—	—	1,245
Cash dividends declared	—	—	—	—	(8,276)	—	(8,276)
Repurchase and retirement of common stock	(53)	(1)	(1,034)	—	—	—	(1,035)
Comprehensive loss:
Net loss	—	—	—	—	(8,239)	—	(8,239)
Change in fair value of derivative asset	—	—	—	—	—	2,196	2,196
Total comprehensive loss	—	—	—	—	—	—	(6,043)
Balance at March 31, 2006	21,637	$ 216	$ 213,255	$ —	$ (48,580)	$ 4,183	$ 169,074

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,239)	$(10,180)
Adjustments to reconcile net loss to net cash used in operating activities
(excluding working capital from acquisitions):
Depreciation and amortization expense	6,142	6,156
Amortization of debt issue costs and debt discount	3,271	3,373
Loss on dispositions of assets	104	149
Stock-based compensation expense	1,245	284
Deferred taxes	(5,655)	(6,702)
Change in assets and liabilities:
Accounts receivable, inventory and prepaid expenses	(980)	1,008
Accounts payable, accrued expenses and other	(5,264)	(8,750)
Net cash used in operating activities	(9,376)	(14,662)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(3,957)	(5,729)
Proceeds from dispositions of property and equipment	353	388
Cost of acquisitions	(1,404)	—
Net cash used in investing activities	(5,008)	(5,341)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of employee stock options	—	1,799
Cash dividends paid	(8,296)	—
Repurchase and retirement of common stock	(1,035)	—
Borrowings under the credit facility, net	—	17,250
Repayment of long-term obligations	(17)	(708)
Net cash provided by (used in) financing activities	(9,348)	18,341
NET DECREASE IN CASH AND CASH EQUIVALENTS	(23,732)	(1,662)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	33,997	4,478
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,265	$2,816
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$3,739	$9,332
Borrowings under the credit facility	$1,700	$28,100
Repayments on the credit facility	$(1,700)	$(10,850)
Increase in fair value of derivative	$2,196	$—
Cash dividends declared, not paid	$8,276	$—
Excess tax benefit from vesting of restricted stock	$—	$600
Additions to property and equipment included in accounts payable	$399	$—
Issuance of notes payable	$—	$88

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

1.   General

The condensed consolidated financial statements of Reddy Ice Holdings, Inc. and its wholly owned subsidiary (together, the “Company”) included herein are unaudited; however, the balance sheet as of December 31, 2005 has been derived from the audited financial statements for that date. These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As applicable under the SEC’s regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. All significant intercompany balances and transactions have been eliminated upon consolidation, and all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal and recurring nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results to be achieved for the full year.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (Continued)

2.   Acquisitions

During the three months ended March 31, 2006, the Company purchased two ice companies. Including direct acquisition costs, the total acquisition consideration was $1.4 million. The total purchase price was allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair values as of the respective closing dates using valuations and other studies. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition (dollars in millions):

Total assets acquired	$0.7
Total liabilities assumed	—
Net assets acquired	$0.7

The excess of the aggregate purchase price over the net assets acquired of $0.7 million was allocated to goodwill ($0.3 million) and other intangible assets ($0.4 million). Other intangible assets are comprised of customer lists, which are being amortized on a straight line basis over useful lives of 15 to 30 years.

During 2005, the Company purchased two ice companies for total acquisition consideration of $0.9 million. The results of operations of the 2005 acquisitions are included in the Company’s consolidated results of operations from the date of each acquisition, which occurred on August 1, 2005 and September 30, 2005.

The following unaudited pro forma information presents the Company’s consolidated results of operations (i) for the three months ended March 31, 2006 as if the 2006 acquisitions had all occurred on January 1, 2006 and (ii) for the three months ended March 31, 2005 as if the 2006 and 2005 acquisitions had all occurred on January 1, 2005:

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Pro forma revenues	$44,823	$39,460
Pro forma net loss	(8,254)	(10,237)

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

	March 31,	December 31,
	2006	2005
	(in thousands)
Raw materials and supplies	$8,854	$7,801
Finished goods	3,571	2,286
Total	$12,425	$10,087

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (Continued)

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs—an amendment of ARB No. 43, chapter 4”. SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. This statement is effective for fiscal years beginning after July 15, 2005. The Company adopted SFAS No. 151 on January 1, 2006. The adoption of SFAS No. 151 did not have a material effect on the Company’s results of operations and financial position.

4.   Accrued Expenses

	March 31,	December 31,
	2006	2005
	(in thousands)
Accrued compensation and employee benefits, including payroll taxes and workers’ compensation insurance	$6,255	$9,758
Accrued interest	3,273	3,329
Accrued utilities	1,027	1,425
Accrued property, sales and other taxes	1,112	539
Other accrued insurance	1,411	1,940
Other	1,297	1,159
Total	$14,375	$18,150

5.   Revolving Credit Facility and Long-Term Obligations

10 1/2% Senior Discount Notes.   On October 27, 2004, Reddy Holdings issued $151 million at maturity of 10 1/2% Senior Discount Notes due 2012 (the “Discount Notes”) in a private placement offering. The Discount Notes were sold at 66.333% of the stated principal amount, which resulted in gross proceeds of $100.2 million. The net proceeds of the offering, together with a dividend of approximately $28.4 million from Reddy Group, were used to redeem all of Reddy Holdings’ existing series A preferred stock for approximately $99.2 million, to pay accumulated dividends on such stock as of the date of redemption in the amount of approximately $15.0 million and to pay a dividend of approximately $10.4 million to Reddy Holdings’ common stockholders. In connection with these transactions, Reddy Group made a special transaction payment of approximately $1.2 million in the aggregate to certain members of management and certain directors.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (Continued)

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

The Discount Notes were registered with the SEC effective August 26, 2005, pursuant to the Registration Rights Agreement (the “Rights Agreement”) entered into at the time of issuance.

On July 28, 2005, Reddy Holdings obtained the requisite consents from the holders of the Discount Notes to amend the definition of “Consolidated Net Income” in the indenture governing the Discount Notes in order to exclude certain one-time costs and expenses associated with Reddy Holdings’ initial public offering of its common stock (See Note 6).

On August 26, 2005, Reddy Holdings paid $0.4 million to purchase and retire Discount Notes with an aggregate principal amount at maturity of $0.5 million. A loss of $0.046 million was recognized in connection with this transaction.

8 7/8% Senior Subordinated Notes.   On July 17, 2003, Cube completed the sale of $152 million of 8 7/8% Senior Subordinated Notes due August 1, 2011 (the “Subordinated Notes”) in connection with a private placement offering. The Subordinated Notes were priced at 99.297%, which resulted in gross proceeds of $150.9 million. At the closing of the merger on August 15, 2003 (see Note 1), Reddy Group assumed Cube’s obligations under the Subordinated Notes and the related indenture and received the net proceeds of the offering. The net proceeds were used to consummate Reddy Holding’s acquisition of Packaged Ice,

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (Continued)

which included the repayment of  the Packaged Ice’s $255 million aggregate principal amount of 9¾% Senior Subordinated Notes due February 1, 2005 and the outstanding balance of $61.7 million under its bank credit facility. Interest was payable semiannually on February 1 and August 1, commencing on February 1, 2004. In conjunction with issuance of the Subordinated Notes, $7.0 million of debt issuance costs were incurred. In connection with the closing of Reddy Holdings’ initial public offering of its common stock, substantially all the outstanding Subordinated Notes were redeemed (see discussion below in “Senior Credit Facility” for further information).

Senior Credit Facility.   On August 15, 2003, Reddy Group entered into a $170 million senior secured credit facility, with the lenders being a syndicate of banks, financial institutions and other entities, including Credit Suisse First Boston as Administrative Agent, Canadian Imperial Bank of Commerce and Bear Stearns Corporate Lending, Inc. (the “Old Credit Facility”). The Old Credit Facility provided for a six-year term loan in the amount of $135 million (the “Original Term Loan”) and a five-year revolving credit facility (the “Old Revolving Credit Facility”) in the amount of $35 million. Proceeds of the Original Term Loan were used to consummate the merger as discussed in Note 1. On November 6, 2003, the Old Credit Facility was amended to provide a Supplemental Term Loan (together with the Original Term Loan, referred to as the “Old Term Loans”) in the amount of $45 million, the proceeds of which were used to fund a portion of the cost of an acquisition. The Supplemental Term Loan had substantially the same terms as the Original Term Loan.

On August 12, 2005, Reddy Group amended and restated its credit facility with a syndicate of banks, financial institutions and other entities as lenders, including Credit Suisse First Boston, as Administrative Agent, Canadian Imperial Bank of Commerce, Bear Stearns Corporate Lending, Inc. and Lehman Brothers, Inc. (the “Credit Facility”), to increase the maximum amount of the revolving credit facility to $60 million (the “Revolving Credit Facility”), provide for a $240 million term loan (the “Term Loan”), reduce the applicable margins on both the Revolving Credit Facility and Term Loan and extend the maturity of the Revolving Credit Facility to August 12, 2010 and the Term Loan to August 12, 2012. Borrowings under the Revolving Credit Facility and the Term Loan, along with proceeds from the Company’s initial public offering (see Note 6), were used to repay the Old Credit Facility, repurchase substantially all of the Company’s existing Subordinated Notes and fund other related transactions. A loss on extinguishment of debt of $28.1 million was incurred in connection with these transactions. The loss was due to the payment of tender premiums and consent fees to the holders of the Subordinated Notes ($17.3 million), the write-off of deferred debt costs and original issue discount related to the Subordinated Notes and the Old Credit Facility ($10.6 million) and other fees and expenses ($0.2 million).

At March 31, 2006, the Company had $54.2 million of availability under the Revolving Credit Facility, which was net of outstanding standby letters of credit of $5.8 million. The standby letters of credit are used primarily to secure certain insurance obligations.

Principal balances outstanding under the Credit Facility bear interest per annum, at Reddy Group’s option, at the sum of the base rate plus 0.75% or LIBOR plus 1.75%. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%. At March 31, 2006, the weighted average interest rate of borrowings outstanding under the Credit Facility was 6.3%. Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (Continued)

the term of the LIBOR loan exceeds 90 days. Reddy Group pays a quarterly fee on the average availability under the Revolving Credit Facility based on an annual rate of 0.5%.

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

The Credit Facility contains financial covenants, which include the maintenance of certain financial ratios, as defined in the Credit Facility, and is collateralized by substantially all of Reddy Group’s assets and the capital stock of all of its subsidiaries. Reddy Holdings guarantees the Credit Facility and such guarantee is secured by the capital stock of Reddy Group. At March 31, 2006, Reddy Group was in compliance with these covenants.

Interest Rate Hedging Agreement.   Effective September 12, 2005, Reddy Group entered into an interest rate hedging agreement (the “Hedge”) to fix the interest rate on a portion of its Term Loan. The Hedge has a term of three years and ten months and an initial notional balance of $220 million. The notional balance decreases by $20 million on October 12 of each of the next three years, beginning on October 12, 2006. Reddy Group pays a fixed rate of 4.431% on the notional balance outstanding and receives an amount equal to 3-month LIBOR. Any net payable or receivable amount is settled quarterly. If Reddy Group had been required to settle the Hedge as of March 31, 2006, it would have received $4.2 million. The fair value of the Hedge is included in the caption “Other Assets” in the consolidated balance sheet. Changes in the fair value of the Hedge are recorded as “Other Comprehensive Income” in the consolidated statement of stockholders’ equity. Reddy Group is exposed to risk of loss in the event of non-performance by the counterparty to the Hedge; however, it does not anticipate non-performance by the counterparty.

At March 31, 2006 and December 31, 2005, long-term obligations consisted of the following:

	March 31,	December 31,
	2006	2005
	(in thousands)
Credit Facility—Term Loan	$240,000	$240,000
10½% Senior Discount Notes	150,500	150,500
Less: unamortized debt discount on 10½% Senior Discount Notes	(34,940)	(37,846)
Other	289	306
Total long-term obligations	355,849	352,960
Less: current maturities	73	65
Long-term obligations, net of current maturities	$355,776	$352,895

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (Continued)

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

On March 17, 2005, certain employees exercised stock options granted under the 2003 Stock Option Plan to purchase 248,198 shares of Reddy Holdings’ common stock for an aggregate purchase price of approximately $1.8 million. On August 8, 2005, Reddy Holdings amended the 2003 Stock Option Plan to accelerate the schedule for vesting of time-based options, immediately vest all outstanding performance-based options, allow unvested options to be exercised for restricted stock with identical vesting schedules and provide for accelerated vesting of options upon the termination of an option holder’s employment under certain circumstances. During the three months ended September 30, 2005, a charge of $0.5 million was recorded in “Operating Expenses” in the consolidated statements of operations in connection with the acceleration of vesting schedules.

On August 12, 2005, certain employees and directors performed a cashless exercise of stock options granted under the 2003 Stock Option Plan, which resulted in the issuance of 808,818 shares of common stock, 465,651 of which were restricted shares. In accordance with the 2003 Stock Option Plan, as amended, restricted shares vest on the following schedule: 40% on February 28, 2006, 40% on January 16, 2007 and 20% on July 1, 2007. In connection with the scheduled vesting on February 28, 2006, the Company purchased and retired 51,256 shares of common stock from employees for $1.0 million to provide the employees with funds to satisfy their minimum statutory federal and state tax withholding obligations related to the vesting of their restricted stock on that date. The purchase price was $20.20 per share, the closing market price on February 28, 2006.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (Continued)

Since August 1, 2005, the board of directors of Reddy Holdings have declared the following dividends on the Company’s common stock:

			Dividend	Total
Declaration Date	Record Date	Payable Date	Per share	Dividend
August 11, 2005	September 30, 2005	October 17, 2005	$0.20788	$4.5 million
December 15, 2005	December 30, 2005	January 17, 2006	$0.3825	$8.3 million
March 15, 2006	March 31, 2006	April 17, 2006	$0.3825	$8.3 million

Preferred Stock.   Reddy Holdings is authorized to issue up to 25,000,000 shares of $0.01 par value preferred stock, all of which is currently undesignated and unissued.

7.   Employee Benefit Plans

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

On November 3, 2005, 9,300 unrestricted common shares were granted to certain employees under the 2005 Equity Incentive Plan. Restricted share units (“RSUs”) have been granted to certain employees and the independent directors of Reddy Holdings in the following amounts: 682,000 RSUs on November 3, 2005,  10,000 RSUs on November 15, 2005 and 9,625 RSUs on February 22, 2006. Each RSU provides for the grant of one share of unrestricted common stock on the date that the vesting terms of each RSU is satisfied.

Generally, fifty percent of each award of RSUs (the “Time-vested RSUs”) will vest in four equal annual installments beginning on August 12, 2006 and continuing on August 12 of each of the following three years, provided the recipient remains employed with the Company through such vesting dates. The remaining fifty percent of each award of RSUs (the “Performance-vested RSUs”) will vest in four equal annual installments beginning on August 12, 2006 and continuing on August 12 of each of the following three years, provided the recipient remains employed with the Company through such vesting dates and the applicable performance condition for the applicable vesting period is met. The performance condition for each vesting period will be based on the Company’s earned distributable cash per share (as defined in the related restricted share unit agreement) for such vesting period. Each vesting period will begin on July 1 and end on June 30 of the subsequent year. All RSUs will immediately vest in full, and shares will be distributed, at the time of a Change in Control (as defined in the 2005 Equity Incentive Plan). If in any performance period the performance condition for a subsequent performance period is achieved, Performance-vested RSUs will be entitled to dividend equivalent rights in the subsequent performance period equal to the dividends which would be payable on the shares of common stock represented by the RSUs subject to vesting in that period. Payments of such dividend equivalents will be made in cash to the

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (Continued)

holders of RSUs at the time of actual dividend payments and will not be subject to vesting. Time-vested RSUs will not be entitled to dividend equivalent rights.

Compensation expense associated with the 2005 Equity Incentive Plan was $0.9 million during the three months ended March 31, 2006. Such compensation expense was recorded in “Operating Expenses” in the consolidated statements of operations. Approximately twenty-five percent of the Time-vested RSUs are being expensed during each period ending August 12 in 2006 to 2009. Performance-vested RSUs are being expensed on the same basis as it is management’s belief that the performance condition for each period will be met. As of March 31, 2006, 697,625 shares were reserved for issuance and 43,075 shares were available for grant under the 2005 Equity Incentive Plan.

2003 Stock Option Plan.   The 2003 Stock Option Plan was amended on August 8, 2005 (see Note 6). On August 12, 2005, all outstanding options under the 2003 Stock Option Plan were exercised in exchange for restricted shares (see Note 6). At March 31, 2006, 57,883 shares of common stock were available for grant under the 2003 Stock Option Plan. The Company does not intend to make any additional grants under this plan. Compensation expense associated with the 2003 Stock Option Plan was $0.3 million during the three months ended March 31, 2006 and 2005. Such compensation expense was recorded in “Operating Expenses” in the consolidated statements of operations.

Effective January 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. Under the provisions of SFAS No. 148, the Company selected the modified prospective method of adoption and therefore began recognizing stock-based employee compensation cost related to all employee equity grants outstanding at the date of adoption, as well as grants made or modified thereafter.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which established accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The standard also requires the Company to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.

The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method and straight line amortization of compensation cost. The adoption of this standard did not have a material effect on the Company’s results of operations and financial position.

8.   Net Loss Per Share

The computation of net loss per share is based on net loss divided by the weighted average number of shares outstanding. For the three months March 31, 2006, there were 399,000 shares of restricted stock and 691,000 RSUs which are not included in the computation of diluted net loss per share as their effect would

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (Continued)

be anti-dilutive. For the three months March 31, 2005, there were 1,536,000 stock options which are not included in the computation of diluted net loss per share as their effect would be anti-dilutive.

9.   Income Taxes

The Company’s effective tax rate differs from the federal statutory income tax rate of 35% due to state income taxes and the effect of permanent differences, primarily the non-deductible portion of the interest expense recognized on the 10½% Senior Discount Notes.

In connection with the vesting of restricted stock on February 28, 2006 (see Note 6), the Company realized an excess tax benefit of $1.3 million. Because the Company is not currently making cash payments for income taxes due to its net operating loss (“NOL”) carryforwards, such excess benefit has not been recognized in the Company’s financial statements and is being reported as a “suspended NOL carryforward” in the footnotes to the consolidated financial statements in accordance with SFAS No. 123(R).

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

The Company evaluates the performance of each segment based on earnings before interest, taxes, depreciation, amortization, gain or loss on disposition of assets, impairment of assets, loss on extinguishment of debt and management agreement termination fees and transaction bonuses and expenses (“Segment EBITDA”). Segment assets are not a factor in the evaluation of performance. There were no intersegment sales during the three months ended March 31, 2006 and 2005.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (Continued)

Segment information for the three months ended March 31, 2006 and 2005 was as follows:

	Three Months Ended			Three Months Ended
	March 31, 2006			March 31, 2005
	Ice	Non-Ice	Total	Ice	Non-Ice	Total
	(in thousands)
Revenues	$41,738	$3,070	$44,808	$35,989	$3,255	$39,244
Cost of sales (excluding depreciation)	32,351	2,062	34,413	29,464	2,215	31,679
Operating expenses	10,700	389	11,089	8,317	517	8,834
Segment EBITDA	$(1,313)	$619	$(694)	$(1,792)	$523	$(1,269)
Total assets	$556,225	$24,615	$580,840	$551,559	$32,987	$584,546

The reconciliation of Segment EBITDA to net loss for the three months ended March 31, 2006 and 2005 was as follows:

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Total Segment EBITDA	$(694)	$(1,269)
Depreciation expense related to cost of sales	(4,714)	(4,741)
Depreciation and amortization expense	(1,428)	(1,415)
Loss on dispositions of assets	(104)	(149)
Interest expense	(6,954)	(9,308)
Income tax benefit	5,655	6,702
Net loss	$(8,239)	$(10,180)

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other information included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2005, previously filed with the SEC. As used in this section, “Reddy Group” refers to Reddy Ice Group, Inc., formerly known as Packaged Ice, Inc., and not its subsidiaries, and “Reddy Holdings” refers to Reddy Ice Holdings, Inc. and not its subsidiaries.

Uncertainty of Forward Looking Statements and Information

Other than statements of historical facts, statements made in this Form 10-Q, statements made by us in periodic press releases, oral statements made by our management to analysts and stockholders and statements made in the course of presentations about our company constitute “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. We believe the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. Factors you should consider that could cause these differences are:

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

•       all the other factors described herein under Item 1A of Part II.

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

General

Overview.   We are the largest manufacturer and distributor of packaged ice in the United States and currently serve approximately 82,000 customer locations in 31 states and the District of Columbia. We operate in two business segments—ice products and non-ice products and operations. Ice products accounted for approximately 93% of our revenues in the three months ended March 31, 2006 and 92% of revenues in the three months ended March 31, 2005. Our ice products business consists of:

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

Seasonality.   The packaged ice business is highly seasonal, characterized by peak demand during the warmer months of May through September, with an extended peak selling season in the southern United States. Approximately 69%, 68% and 66% of our annual revenues occurred during the second and third calendar quarters in each of 2005, 2004 and 2003. Approximately 68% of our annual revenues also occurred during the second and third calendar quarters of 2002, 2001 and 2000. The higher level of sales in 2005 was primarily due to the effects of the hurricane season, which caused a significant increase in sales during the third quarter of 2005. The lower level in 2003 was primarily due to the timing of our acquisitions, which occurred in the fourth quarter of that year. As a result of seasonal revenue declines and a less than proportional decline in expenses during the first and fourth quarters, we typically experience lower margins resulting in losses during these periods. In addition, because our operating results depend significantly on sales during our peak season, our quarterly results of operations may fluctuate significantly as a result of adverse weather during this peak selling period if the weather is unusually cool or rainy on a national or regional basis.

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

Operating Expenses.   Our operating expenses are costs associated with selling, general and administrative functions. These costs include executive officers’ compensation, office and administrative salaries, insurance, legal and other professional services and costs associated with leasing office space. Labor costs, including associated payroll taxes and benefit costs but excluding non-cash stock-based compensation expense, included in operating expenses represented approximately 12% of revenues in the three months ended March 31, 2006 and 2005.

Facilities.   At March 31, 2006, we owned or operated 58 ice manufacturing facilities, 54 distribution centers, approximately 79,000 merchandisers (cold storage units installed at customer locations), approximately 3,000 Ice Factories, five refrigerated warehouses and one bottled water plant. As of the same date, we had an aggregate daily ice manufacturing capacity of approximately 17,000 tons.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

	Three Months Ended March 31,		Change from Last Year
	2006	2005	Dollars	%
	(in thousands)
Consolidated Results
Revenues	$44,808	$39,244	$5,564	14.2
Cost of sales (excluding depreciation)	34,413	31,679	2,734	8.6
Depreciation expense related to cost of sales	4,714	4,741	(27)	(0.6)
Gross profit	5,681	2,824	2,857	101.2
Operating expenses	11,089	8,834	2,255	25.5
Depreciation and amortization expense	1,428	1,415	13	0.9
Loss on dispositions of assets	104	149	(45)	(30.2)
Loss from operations	(6,940)	(7,574)	634	8.4
Interest expense	6,954	9,308	(2,354)	(25.3)
Loss before income taxes	(13,894)	(16,882)	2,988	17.7
Income tax benefit	5,655	6,702	(1,047)	(15.6)
Net loss	$(8,239)	$(10,180)	$1,941	19.1
Ice Operations:
Revenues	$41,738	$35,989	$5,749	16.0
Cost of sales (excluding depreciation)	32,351	29,464	2,887	9.8
Depreciation expense related to cost of sales	4,464	4,466	(2)	(0.0)
Gross profit	4,923	2,059	2,864	139.1
Operating expenses	10,700	8,317	2,383	28.7
Non-Ice Operations:
Revenues	$3,070	$3,255	$(185)	(5.7)
Cost of sales (excluding depreciation)	2,062	2,215	(153)	(6.9)
Depreciation expense related to cost of sales	250	275	(25)	(9.1)
Gross profit	758	765	(7)	(0.9)
Operating expenses	389	517	(128)	(24.8)

Revenues:   Revenues increased $5.6 million from the three months ended March 31, 2005 to the three months ended March 31, 2006. This increase is primarily due to the effects of the higher average pricing, increases in ice volume sales due to warmer and drier average weather conditions in our markets and the continuing positive effects of package sizing initiatives, which consists primarily of converting a portion of our ice sales from seven to ten pound bags.

Cost of Sales (Excluding Depreciation):   Cost of sales (excluding depreciation) increased $2.7 million from the three months ended March 31, 2005 to the three months ended March 31, 2006. This increase in cost of sales is primarily due to increased costs of plastic bags, electricity, fuel and third party distribution expense related to sales volume increases. Bag costs and fuel costs also increased due to higher market prices of energy related items. Partially offsetting these increases was a $0.6 million decrease in insurance costs, primarily health insurance, and a $0.4 million decrease in other employee benefit costs.

Labor costs, including associated payroll taxes and benefit costs (including health insurance), accounted for approximately 32% and 36% of revenues in the three months ended March 31, 2006 and 2005, respectively. Cost of plastic bags represented approximately 7% of revenues in the three months ended March 31, 2006 and 6% of revenues in the three months ended March 31, 2005. Fuel expenses represented approximately 4% and 3% of revenues in the three months ended March 31, 2006 and 2005, respectively. Expenses for independent third party distribution services represented approximately 6% of revenues in the three months ended March 31, 2006 and 2005. Electricity expense represented approximately 7% of revenues in the three months ended March 31, 2006 and 2005.

Depreciation Expense Related to Cost of Sales:   Depreciation expense related to cost of sales decreased $0.03 million due to the effect of asset dispositions and assets becoming fully depreciated, partially offset by additional depreciation expense of approximately $0.5 million associated with production and distribution equipment placed in service during 2005 and early 2006.

Operating Expenses:   Operating expenses increased $2.3 million from the three months ended March 31, 2005 to the three months ended March 31, 2006. This increase is primarily due to an increase of $1.0 million in non-cash stock-based compensation expense, an increase of $0.7 million in accrued incentive compensation and $0.5 million of professional services and other costs incurred during the three months ended March 31, 2006 in connection with a potential acquisition that we are no longer pursuing, partially offset by reduced bad debt expense of $0.4 million.

Depreciation and Amortization:   Depreciation and amortization increased $0.01 million from the three months ended March 31, 2005 to the three months ended March 31, 2006. This increase is primarily due to additional amortization expense associated with the intangible assets recorded in connection with the acquisitions completed in 2005 and the three months ended March 31, 2006.

Interest Expense:   Interest expense decreased $2.4 million from the three months ended March 31, 2005 to the three months ended March 31, 2006, primarily due to the repurchase of substantially all of our 8 7/8% senior subordinated notes on August 15, 2005, partially offset by a $1.5 million increase in term loan interest.

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

During the three months ended March 31, 2006, capital expenditures totaled $4.0 million. As we have consolidated acquisitions into the existing company infrastructure, we have identified non-core and excess assets which can be disposed of. From time to time, we also dispose of other assets which are no longer useful in our operations. As a result of dispositions of these non-core and excess assets, we realized proceeds of approximately $0.4 million in the three months ended March 31, 2006. Our net capital expenditures in the three months ended March 31, 2006 were $3.6 million.

In the three months ended March 31, 2006, we completed the acquisition of two small ice companies for a total cash purchase price of approximately $1.4 million, including direct acquisition costs of $0.03 million. We will continue to evaluate acquisition opportunities as they become available. In conjunction with these evaluations, we will consider our liquidity, availability under Reddy Group’s senior credit facility, mandatory principal repayments under our debt agreements and availability of other capital resources.

Cash Flows for the Three Months Ended March 31, 2006 and 2005

Net cash used in operating activities was $9.4 million and $14.7 million in the three months ended March 31, 2006 and 2005, respectively. The decrease in cash used in operating activities was primarily the result of a $1.8 million reduction in our net loss, which was primarily driven by a $2.4 million reduction in interest expense as a result of the debt refinancing and principal reductions completed in connection with the initial public offering of our common stock on August 12, 2005. In addition, $1.5 million less cash was used in operating activities by changes in working capital in the three months ended March 31, 2006 as compared to changes in working capital in the three months ended March 31, 2005, principally as a result of changes in the timing of our interest payments following the initial public offering of our common stock, partially offset by increases in accounts receivable due to increased revenues in the three months ended March 31, 2006.

Net cash used in investing activities was $5.0 million and $5.3 million in the three months ended March 31, 2006 and 2005, respectively. The decrease in cash used in investing activities is primarily due to a $1.8 million decrease in property and equipment additions, primarily related to the timing of our capital expenditure budget in 2006 versus 2005, partially offset by a $1.4 million increase in the cost of acquisitions. During the three months ended March 31, 2006, we completed two acquisitions for $1.4 million. We did not complete any acquisitions in the three months ended March 31, 2005.

Financing activities used net cash of $9.3 million in the three months ended March 31, 2006, compared to providing net cash of $18.3 million in the three months ended March 31, 2005. During the three months ended March 31, 2005, the exercise of employee stock options and net borrowings under our revolving credit facility provided cash of $19.0 million, only $0.7 million of which was used to repay debt. In the three months ended March 31, 2006, there were no cash inflows from financing activities while $8.3 million was used to pay cash dividends to our common stockholders and $1.0 million was used to repurchase common stock.

Long-term Debt and Other Obligations

Overview.   At March 31, 2006, we had approximately $355.8 million of total debt outstanding as follows:

•       $115.6 million of Reddy Holdings’ 10 1/2% senior discount notes due 2012 (net of unamortized discount of $34.9 million);

•       $240.0 million of outstanding term loans under Reddy Group’s senior credit facility which matures on August 12, 2012; and

•       $0.2 million of other debt.

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

In addition, regardless of whether we could make any restricted payments under the buildup amount provision referred to above, we may (1) make dividend payments at any time in an aggregate amount of up to $15.0 million if no default has occurred and is continuing under the indenture and (2) following our initial public offering, pay dividends on our capital stock of up to 6.0% per year of the cash proceeds (net of underwriters’ fees, discounts, commissions or other expenses paid by us) received by us from all such public equity offerings subject to specified conditions. Accordingly, we are able to pay approximately $7.0 million annually in dividends under this 6.0% provision. However, the amount of dividend payments permitted under this 6.0% provision will correspondingly reduce the amount we would otherwise have available to us under the buildup amount for restricted payments, including dividends. At March 31, 2006, Reddy Holdings had $8.4 million of cash on hand that was not subject to any restrictions under Reddy Group’s senior credit facility.

The consolidated coverage ratio under the indenture governing our senior discount notes means the ratio of our EBITDA for the most recent four fiscal quarters to our consolidated interest expense for such four quarter period. “EBITDA” under the indenture governing our senior discount notes is defined as the sum of our consolidated net income plus our income tax expense, our interest expense, our depreciation and amortization expense, unrealized non-cash gains or losses or non-cash charges in respect of hedging obligations required to be taken under generally accepted accounting principles, unrealized foreign currency translation gains or losses and all other non-cash charges, except to the extent representing an accrual or reserve for a future cash expenditure). “Consolidated net income” under the indenture governing our senior discount notes is defined as net income of Reddy Holdings and its restricted subsidiaries: plus or minus cash dividends received on investments or equity in net losses of persons other than restricted subsidiaries, respectively; provided that the following are not included in consolidated net income: (i) net income or loss of subsidiaries acquired in pooling of interests transactions for any period prior to the date of their acquisition, (ii) any net income of a subsidiary restricted in the payment of a dividend (other than certain permitted restrictions, including those under our existing credit facilities and our new credit facilities), (iii) gains or losses from non-ordinary course asset sales, (iv) extraordinary gains or losses, (v) the cumulative effect of changes in accounting principles, (vi) non-recurring fees and expenses and write offs of deferred financing costs related to the financing transactions in connection with the 2003 merger with Packaged Ice and, (vii) any fees, charges, costs or expenses relating to our initial public offering and the related transactions and paid in cash, to the extent deducted in the determination of consolidated net income. “Consolidated interest expense” under the indenture governing our senior discount notes is defined as total interest expense plus, to the extent not included in total interest expense, (i) interest expense attributable to capital leases, (ii) amortization of debt discount and issuance costs, (iii) capitalized interest, (iv) non-cash interest expense, (v) fees on letters of credit, (vi) net payments pursuant to hedging obligations, (vii) dividends accrued on certain disqualified stock (viii) interest incurred in connection with investments in discontinued operations, (ix) interest on guaranteed indebtedness and (x) cash contributions to employee stock ownership plans to the extent they are used to pay interest or fees on indebtedness incurred by such plans. We are generally required to calculate our consolidated coverage ratio on a pro forma basis to give effect to incurrences and repayments of indebtedness as well as acquisitions and dispositions.

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

Senior Credit Facility.   On August 12, 2005, Reddy Group entered into a senior credit facility in an aggregate amount of $300.0 million, with the lenders being a syndicate of banks, financial institutions and other entities, including Credit Suisse First Boston, as Administrative Agent, Canadian Imperial Bank of Commerce and Bear Stearns Corporate Lending, Inc. and Lehman Brothers Inc. The senior credit facility provided for a seven-year term loan in the amount of $240.0 million and a five-year revolving credit facility in the amount of $60.0 million. Proceeds of the term loan were used to repay Reddy Group’s prior senior credit facility.

At March 31, 2006, we had $54.2 million of availability under the revolving credit facility, net of outstanding standby letters of credit of $5.8 million. The standby letters of credit are used primarily to secure certain insurance obligations. At this time, we do not anticipate any significant changes in our standby letters of credit until late in the second quarter of 2006, at which time collateral will be required for our 2006 policy renewals. However, later in 2006, this additional new collateral will be offset by reductions in collateral related to earlier policy years. Principal balances outstanding under the revolving credit facility bear interest per annum, at our option, at the sum of the base rate plus 0.75% or LIBOR plus 1.75%. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%. At March 31, 2006, the weighted average interest rate of borrowings outstanding under the senior credit facility was 6.3%. Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the LIBOR loan exceeds 90 days. Reddy Group pays a quarterly fee on the average availability under our existing revolving credit facility based on an annual rate of 0.5%. Except as described below, the terms of the senior credit facility prohibit Reddy Group from paying dividends and otherwise transferring assets to Reddy Holdings, except for certain limited dividends, the proceeds of which must be used to maintain Reddy Holdings’ corporate existence.

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

The senior credit facility contains financial covenants, which include the maintenance of certain financial ratios, as defined in the senior credit facility, and is collateralized by substantially all of Reddy Group’s assets and the capital stock of all of its subsidiaries. Reddy Holdings guarantees Reddy Group’s senior credit facility and such guarantee is secured by the capital stock of Reddy Group. At March 31, 2006, Reddy Group was in compliance with these covenants.

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

The following table presents Adjusted EBITDA on a pro forma basis after giving effect to the adjustments permitted under the description of the definition of Adjusted EBITDA set forth above. Adjusted EBITDA is different from EBITDA that is derived solely from GAAP components. Adjusted EBITDA should not be construed as an alternative to net loss, cash flows from operations or net cash from operating or investing activities as defined by GAAP, and it is not necessarily indicative of cash available to fund our cash needs as determined in accordance with GAAP. In addition, not all companies use identical calculations, and this presentation may not be comparable to similarly titled measures of other companies. A reconciliation of net loss to EBITDA and Adjusted EBITDA follows the table.

Twelve Months Ended
March 31, 2006
(in thousands)
Pro forma adjusted EBITDA	$86,430
Total leverage ratio	2.8:1.0
Interest coverage ratio	5.8:1.0

The following table sets forth a reconciliation of net loss to EBITDA and Adjusted EBITDA:

Twelve Months Ended
March 31, 2006
(in thousands)
Net loss	$(10,175)
Depreciation expense related to costs of sales	18,811
Depreciation and amortization expense	5,704
Interest expense	32,067
Income tax benefit	(6,201)
EBITDA	40,206
Other non-cash charges:
Stock-based compensation expense	3,432
Loss on disposition of assets	1,803
Loss on extinguishment of debt	28,189
Impairment of assets	5,725
Monitoring fees(a)	235
Transaction expenses(b)	6,171
Adjusted EBITDA	$85,761
Acquisition adjustments(c)	$495
Elimination of lease expense(d)	174
Pro forma adjusted EBITDA	$86,430

(a)           Represents the elimination of monitoring fees paid to affiliates of our Sponsors prior to the closing of our initial public offering on August 12, 2005.

(b)          Represents costs incurred in connection with our initial public offering and related transactions and includes $0.5 million of non-cash stock-based compensation expense related to a grant of common stock to certain employees.

(c)           Represents the incremental Adjusted EBITDA of acquired businesses as if each acquisition had been consummated on the first day of the period presented. All acquisitions included herein were consummated on or before March 31, 2006.

(d)          Represents the elimination of historical lease expense resulting from the purchase of certain leased real estate in the third quarter of 2005.

Liquidity Outlook.   Due to the seasonal nature of our business, we record the majority of our sales and profits during the months of May through September. The majority of the cash generated from those operations is received between July and November. We have used the excess cash generated from our 2005 selling season to fund our operations during the winter months, as well as capital expenditures, acquisitions and dividends to our common stockholders.

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

Based on our expected level of operations, we believe that cash flows from operations, together with available borrowings under our revolving credit facility, will be adequate to meet our future liquidity needs for at least the next twelve months. As of April 26, 2006, we had approximately $54.2 million of availability under our revolving credit facility, which reflected a $13.5 million outstanding balance under our revolving credit facility and standby letters of credit of $5.8 million. During the next two months, we expect availability under our revolving credit facility will range between approximately $52 million to $56 million due to borrowings on our revolving credit facility to fund operations, capital expenditures and debt service. Such borrowing under our revolving credit facility are expected on a seasonal basis as our cash flows from operations decline to their lowest point during March and April due to reduced sales in January and February and the need to finance seasonal increases in accounts receivable and inventories as temperatures and sales volumes begin to increase in April and May. As part of our ongoing acquisition program, we are currently pursuing several small acquisition opportunities which are in various stages of negotiations. If we are successful in completing any of these transactions during the next two months, additional borrowings under our revolving credit facility may be required.

During the latter part of the second quarter of 2006 and into the third quarter of 2006, we expect availability under our revolving credit facility will increase to approximately $50 million to $55 million. As noted previously, we record the majority of our sales and profits during the months of May through September and the majority of the cash generated from those operations is received in August through November. During those months in 2006, we expect to repay all amounts borrowed under our revolving credit facility in the spring, fund dividends on our common stock, fund current capital expenditures and debt service and build up cash balances.

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

Effective September 12, 2005, we entered into an interest rate hedging agreement (the “Hedge”) to fix the interest rate on a portion of the term loan outstanding under the senior credit facility. The Hedge has a term of three years, ten months and an initial notional balance of $220 million. The notional balance decreases by $20 million on each October 12 during 2006-2008. We pay a fixed rate of 4.431% on the notional amount and receive an amount equal to 3-month LIBOR. Any net payable or receivable amount is settled quarterly. If we had been required to settle the Hedge as of December 31, 2005, we would have received $4.2 million. Reddy Group is exposed to risk of loss in the event of non-performance by the counterparty to the Hedge. However, we do not anticipate non-performance by the counterparty.

As of March 31, 2006, the senior credit facility had an outstanding principal balance of $240.0 million at a weighted average interest rate of 6.3% per annum. At March 31, 2006, the 30-day LIBOR rate was 4.8%. If LIBOR were to increase by 1% from that level, the annual increase in interest expense, given our principal balances at March 31, 2006 and the effect of the Hedge, would be approximately $0.2 million.

Item 4.                        Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006 to ensure that information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure. It should be noted, however, that the design of any system of controls is limited in its ability to detect errors, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Reddy Group’s senior credit facility and the indenture governing our senior discount notes restrict our ability to pay dividends. We refer you to “Liquidity and Capital Resources” under Item 2 of Part I, where we describe the terms of our indebtedness, including provisions limiting our ability to declare and pay dividends.

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

As of March 31, 2006, we had outstanding indebtedness of approximately $355.8 million, which represented approximately 68% of our total consolidated capitalization on a book basis. As of March 31, 2006, we also had availability of $54.2 million under Reddy Group’s revolving credit facility (net of standby letters of credit of approximately $5.8 million).

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

Reddy Group’s senior credit facility and the indenture governing our senior discount notes contain, and any future indebtedness of ours would likely contain, a number of financial and other restrictive covenants that impose significant operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our best long-term interests. For a more complete description of these covenants and restrictions, see “Liquidity and Capital Resources” under Item 2 of Part I.

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

We experience significant seasonal fluctuations in our net sales and profitability. We make a disproportionate amount of our sales in the second and third calendar quarters when the weather is generally warmer, which results in an increased demand for ice. We also earn our net income during these same periods. As a result of seasonal revenue declines and the lack of a corresponding decrease in certain expenses, we experience net losses and materially lower margins during the first and fourth calendar quarters. Variations in demand could have a material adverse effect on the timing of our cash flows and therefore limit our ability to timely service our obligations with respect to our indebtedness and to pay dividends. In addition, because our operating results depend significantly on sales during the second and third calendar quarters, our results of operations may fluctuate significantly if the weather during these periods is cool or rainy.

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

We use substantial amounts of polyethylene, which is the primary raw material used to manufacture the bags we use to package our ice, electricity in connection with our manufacturing process and fuel to operate the refrigerated trucks for ice delivery. We also carry general liability, workers’ compensation, health and vehicle insurance. We have already experienced increases in bag costs, fuel costs and insurance costs and may experience further increases in the future, including as a result of the expiration in June 2006 of a fixed price electricity contract to supply the electricity to the majority of our Texas facilities, which we have renewed at higher rates. If the prices for these items or other expenses increase beyond the amounts that we are able to pass along to our customers, our margins and our operating cash flow would decrease.

Our acquisitions may not be successfully integrated and could cause unexpected financial or operational difficulties.

In 2005 and the three months ended March 31, 2006, we completed a total of four acquisitions. We anticipate that we may, from time to time, selectively acquire additional businesses, assets or securities of companies that we believe would provide a strategic fit with our business. Acquisitions are also accompanied by risks, such as potential exposure to unknown liabilities of acquired companies and the possible loss of key employees and customers of the acquired business. Further, acquisitions are subject to risks associated with the difficulty and expense of integrating the operations and personnel of the acquired companies, the potential disruption to our business and the diversion of management time and attention, any of which could increase the costs of operating our business, negate the expected benefits of the acquisitions or result in the loss of customers.

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

As of December 31, 2005, we had net operating loss carry-forwards for U.S. federal income tax purposes of approximately $122 million, of which approximately $84 million was generated prior to August 15, 2003. There are annual limitations on the utilization of this portion of the net operating loss carry-forwards due to changes in ownership on and prior to August 15, 2003. We cannot assure you that we will be able to utilize our tax assets. Further, since at the closing of our initial public offering on August 12, 2005 our existing equity investors ceased to own a majority of our common stock, new limitations apply to the approximately $38 million of net operating loss carry-forwards that were generated between August 15, 2003 and that date and additional limitations apply to the net operating loss carry-forwards generated prior to August 15, 2003. If we are not able to utilize our tax assets in the manner or in the timeframe we anticipate, our future after-tax cash flow available for payment of dividends on our common stock will be reduced.

Any significant reduction in goodwill and other intangible assets would have an adverse effect on the value of our business.

Our acquisitions have resulted in significant amounts of goodwill and other intangible assets. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, and intangible assets totaled approximately $296.6 million at March 31, 2006, representing approximately 51% of our total assets. In the future, goodwill and intangible assets may increase as a result of future acquisitions. Goodwill and intangible assets are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. During the three months ended June 30, 2005, we recorded a non-cash impairment charge of $5.7 million to the goodwill in the cold storage portion of our non-ice products and operations business segment as a result of a significant reduction in cold storage sales volumes related to a particular customer. The amount of this and any future impairment must be charged to earnings. Any future determination requiring the write-off of a significant portion of the goodwill and intangible assets recorded on our balance sheet could have an adverse effect on the value of our business.

We are subject to additional regulations as a result of being a public company, which will result in a greater burden on our management resources and increased costs.

As a public company with listed equity securities, we are required to comply with new laws, regulations and requirements, certain additional provisions of the Sarbanes-Oxley Act of 2002, related SEC regulations and requirements of the New York Stock Exchange that we did not need to comply with as a private company. Preparing to comply and complying with new statutes, regulations and requirements will occupy a significant amount of the time of our board of directors, management and our officers, will increase our costs and expenses and may divert management’s attention from other business concerns. We will need to:

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

As of March 31, 2006, certain of these requirements are not yet applicable to us.

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

The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of April 25, 2006 we had 21,637,020 shares of common stock outstanding. Of those shares, the 11,730,000 shares sold in our initial public offering in August 2005 are freely tradable. Of the remaining shares, 279,390 shares represent restricted shares, all of which are subject to vesting on or prior to July 1, 2007. The 9,627,630 remaining shares will be eligible for resale from time to time, subject to contractual and Securities Act restrictions. In addition to our common stock outstanding, 697,625 restricted share units were outstanding as of April 25, 2006 and are subject to vesting on or prior to August 12, 2009.

Our Sponsors, as defined below, collectively own 8,674,388 shares, and have the ability to cause us to register the resale of their shares. Certain other holders of our common stock, including members of our management, will be able to participate in such registration. We have previously registered on Form S-8 all 750,000 shares reserved in connection with our 2005 Equity Incentive Plan, including the shares underlying the outstanding restricted shares units, and such shares may be sold as provided therein.

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

Our Sponsors may have significant influence on our company, including control over decisions that require the approval of equity holders, whether or not such decisions are believed by the other equity holders to be in their own best interests.

Trimaran Fund Management L.L.C. and Bear Stearns Merchant Banking (together, our “Sponsors”) beneficially own approximately 40.1% of our common stock. Accordingly, in the event that our Sponsors decide to act in concert, so long as our Sponsors continue to own a significant percentage of our common stock they would have the collective ability to significantly influence or effectively control the outcomes of various matters requiring stockholder approval, including the nomination and election of directors, the determination of our corporate and management policies and the determination of the terms of and outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions.

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

None.

Item 3.                        Defaults Upon Senior Securities

None.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

Item 5.                        Other Information

None.

Item 6.                        Exhibits

See Index to Exhibits which follows the signature page hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDY ICE HOLDINGS, INC.
Date: April 28, 2006	By:	/s/ WILLIAM P. BRICK
William P. Brick
Chief Executive Officer
Date: April 28, 2006	By:	/s/ STEVEN J. JANUSEK
Steven J. Janusek
Chief Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description
31.1†	Rule 15d-14(a) Certification of Chief Executive Officer.
31.2†	Rule 15d-14(a) Certification of Chief Financial Officer.
32.1†	Rule 1350 Certification of Chief Executive Officer.
32.2†	Rule 1350 Certification of Chief Financial Officer.

†                    Filed herewith.