Form 10-Q
period 2006-06-30
REDDY ICE HOLDINGS INC
filed 2006-07-27
CIK 1268984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of registrant’s common stock outstanding as of July 25, 2006 was 21,637,020.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2006

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2006	December 31, 2005
	(in thousands, except share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,637	$33,997
Accounts receivable, net	50,355	23,376
Inventories	12,409	10,087
Prepaid expenses and other current assets	2,605	2,356
Deferred tax assets	2,432	2,740
Total current assets	80,438	72,556
PROPERTY AND EQUIPMENT, net	235,515	231,816
GOODWILL	218,445	214,968
OTHER INTANGIBLES, net	82,261	82,345
OTHER ASSETS	5,748	2,079
TOTAL	$622,407	$603,764
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$74	$65
Revolving credit facility	9,000	—
Accounts payable	20,229	12,962
Accrued expenses	18,970	18,150
Dividends payable	8,655	8,296
Total current liabilities	56,928	39,473
LONG-TERM OBLIGATIONS	358,766	352,895
DEFERRED TAX LIABILITIES, net	30,876	28,213
COMMITMENTS AND CONTINGENCIES (Note 10)	—	—
STOCKHOLDERS’ EQUITY:
Common stock: $0.01 par value; 75,000,000 shares authorized; 21,637,020 and 21,690,042 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	216	217
Additional paid-in capital	214,558	213,096
Unearned compensation	—	(52)
Accumulated deficit	(44,522)	(32,065)
Accumulated other comprehensive income	5,585	1,987
Total stockholders’ equity	175,837	183,183
TOTAL	$622,407	$603,764

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Revenues	$113,576	$93,123	$158,384	$132,367
Cost of sales (excluding depreciation)	64,144	53,099	98,557	84,778
Depreciation expense related to cost of sales	4,947	4,734	9,661	9,475
Gross profit	44,485	35,290	50,166	38,114
Operating expenses	14,098	9,300	25,187	18,134
Depreciation and amortization expense	1,471	1,452	2,899	2,867
Loss on dispositions of assets	11	38	115	187
Impairment of assets	370	5,725	370	5,725
Income from operations	28,535	18,775	21,595	11,201
Interest expense	7,378	9,829	14,332	19,137
Income (loss) before income taxes	21,157	8,946	7,263	(7,936)
Income tax benefit (expense)	(8,444)	(3,551)	(2,789)	3,151
Net income (loss)	$12,713	$5,395	$4,474	$(4,785)
Basic net income (loss) per share:
Net income (loss)	$0.60	$0.39	$0.21	$(0.35)
Weighted average common shares outstanding	21,360	13,934	21,316	13,832
Diluted net income (loss) per share:
Net income (loss)	$0.59	$0.36	$0.21	$(0.35)
Weighted average common shares outstanding	21,663	14,840	21,642	13,832
Cash dividends declared per share	$0.40	$—	$0.7825	$—

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

						Accumulated
	Common Stock		Additional			Other
	Number	Par	Paid-In	Unearned	Accumulated	Comprehensive
	of Shares	Value	Capital	Compensation	Deficit	Income	Total
	(in thousands)
Balance at January 1, 2006	21,690	$217	$213,096	$(52)	$(32,065)	$1,987	$183,183
Reclassification of unearned compensation upon adoption of SFAS No. 123(R)	—	—	(52)	52	—	—	—
Compensation expense related to stock-based awards	—	—	2,548	—	—	—	2,548
Cash dividends declared	—	—	—	—	(16,931)	—	(16,931)
Repurchase and retirement of common stock	(53)	(1)	(1,034)	—	—	—	(1,035)
Comprehensive income:
Net income	—	—	—	—	4,474	—	4,474
Change in fair value of derivative	—	—	—	—	—	3,598	3,598
Total comprehensive income	—	—	—	—	—	—	8,072
Balance at June 30, 2006	21,637	$216	$214,558	$—	$(44,522)	$5,585	$175,837

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,474	$(4,785)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,560	12,342
Amortization of debt issue costs and debt discounts	6,643	6,838
Loss on dispositions of assets	115	187
Impairment of assets	370	5,725
Stock-based compensation expense	2,548	569
Deferred taxes	2,789	(3,151)
Change in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, inventory and prepaid expenses	(29,394)	(23,974)
Accounts payable, accrued expenses and other	8,317	6,469
Net cash provided by operating activities	8,422	220
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(11,474)	(11,636)
Proceeds from dispositions of property and equipment	445	441
Cost of acquisitions	(10,112)	—
Net cash used in investing activities	(21,141)	(11,195)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of employee stock options	—	1,799
Repurchase and retirement of common stock	(1,035)	—
Cash dividends paid	(16,572)	—
Borrowings under the credit facility, net	9,000	14,550
Repayment of long-term obligations	(34)	(6,325)
Net cash provided by (used in) financing activities	(8,641)	10,024
NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,360)	(951)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	33,997	4,478
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,637	$3,527
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$7,670	$12,127
Borrowings under the credit facility	$30,280	$44,500
Repayments on the credit facility	$(21,280)	$(29,950)
Cash dividends declared, not paid	$8,655	$—
Increase in fair value of derivative	$3,598	$—
Additions to property and equipment included in accounts payable	$531	$—
Issuances of notes payable	$—	$88

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 and 2005

1. General

The condensed consolidated financial statements of Reddy Ice Holdings, Inc. and its wholly owned subsidiary (together, the “Company”) included herein are unaudited; however, the balance sheet as of December 31, 2005 has been derived from the audited financial statements for that date. These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As applicable under the SEC’s regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. All significant intercompany balances and transactions have been eliminated upon consolidation, and all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal and recurring nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be achieved for the full year.

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

On August 2, 2005, the Company effected a 138 for 1 stock split and, in conjunction therewith, amended and restated the Company’s certificate of incorporation to increase the number of authorized shares of the Company’s common stock and preferred stock. All common share and per common share amounts in these condensed consolidated financial statements prior to August 2, 2005 have been retroactively adjusted for all periods presented to give effect to the stock split.

2. Acquisitions

During the six months ended June 30, 2006, the Company purchased seven ice companies. Including direct acquisition costs, the total acquisition consideration was $10.1 million. The total purchase price was

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 and 2005

allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair values as of the respective closing dates using valuations and other studies. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition (dollars in millions):

Total assets acquired	$4.1
Total liabilities assumed	0.3
Net assets acquired	$3.8

The excess of the aggregate purchase price over the net assets acquired of $6.3 million was allocated to goodwill ($3.5 million) and other intangible assets ($2.8 million). Other intangible assets are comprised of customer lists, which are being amortized on a straight line basis over useful lives of 8 to 30 years.

During 2005, the Company purchased two ice companies for total acquisition consideration of $0.9 million. The results of operations of the 2005 and 2006 acquisitions are included in the Company’s consolidated results of operations from the date of each acquisition, which occurred on August 1, 2005 and September 30, 2005 and on various dates throughout 2006.

The following unaudited pro forma information presents the Company’s consolidated results of operations (i) for the three months and six months ended June 30, 2006 as if the 2006 acquisitions had all occurred on January 1, 2006 and (ii) for the three months and six months ended June 30, 2005 as if the 2006 and 2005 acquisitions had all occurred on January 1, 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Pro forma revenues	$114,446	$95,018	$159,819	$134,928
Pro forma net income (loss)	12,795	5,640	4,588	(4,680)

Additionally, unaudited pro forma revenues for the full year 2005, assuming the 2006 and 2005 acquisitions had all occurred on January 1, 2005, was $325,945,000.

3. Inventories

Inventories consist of raw materials, supplies and finished goods. Raw materials and supplies consist of ice packaging materials, spare parts, bottled water supplies and merchandiser parts. Finished goods consist of packaged ice and bottled water. Inventories are valued at the lower of cost or market and include overhead allocations. Cost is determined using the first-in, first-out and average cost methods.

	June 30,	December 31,
	2006	2005
	(in thousands)
Raw materials and supplies	$9,879	$7,801
Finished goods	2,530	2,286
Total	$12,409	$10,087

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 and 2005

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

4. Accrued Expenses

	June 30,	December 31,
	2006	2005
	(in thousands)
Accrued compensation and employee benefits, including payroll taxes and workers’ compensation insurance	$8,612	$9,758
Accrued interest	3,648	3,329
Accrued property, sales and other taxes	1,862	539
Accrued utilities	1,890	1,425
Other accrued insurance	1,543	1,940
Other	1,415	1,159
Total	$18,970	$18,150

5. Revolving Credit Facility and Long-Term Obligations

10½% Senior Discount Notes.   On October 27, 2004, Reddy Holdings issued $151 million at maturity of 10½% Senior Discount Notes due 2012 (the “Discount Notes”) in a private placement offering. Each Discount Note had an initial accreted value of $663.33 per $1,000 principal amount at maturity. The accreted value of each Discount Note will increase from the date of issuance until November 1, 2008 at a rate of 10½% per annum such that the accreted value will equal the stated principal amount at maturity on November 1, 2008. Thereafter, cash interest will accrue and be payable semi-annually at a rate of 10½% per annum.

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

The Discount Notes include customary covenants that restrict, among other things, Reddy Holdings’ ability to incur additional debt or issue certain preferred stock, pay dividends or redeem, repurchase or retire its capital stock or subordinated indebtedness, make certain investments, create liens, enter into

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 and 2005

arrangements that restrict dividends from its subsidiaries, merge or sell all or substantially all of its assets or enter into various transactions with affiliates. Prior to November 1, 2007, Reddy Holdings may redeem up to 35% of the principal amount of the Discount Notes at a redemption price of 110.5% of the accreted value thereof, plus accrued and unpaid interest to the date of redemption, with funds raised in equity offerings that are specified in the indenture governing the Discount Notes. From and after November 1, 2008, Reddy Holdings may redeem any or all of the Discount Notes by paying a redemption premium, which is initially 5.25% of the principal amount at maturity of the notes and declines annually to 0% for the period commencing on November 1, 2010 and thereafter. If a change of control occurs prior to November 1, 2007, Reddy Holdings may, at its option, redeem all, but not less than all, of the Discount Notes at a redemption price equal to the sum of (i) the accreted value of the notes as of the redemption date, (ii) a premium equal to 125% of one year’s coupon payment and (iii) any accrued and unpaid interest to the date of redemption. If Reddy Holdings experiences a change of control and does not elect to make the optional redemption described in the previous sentence, Reddy Holdings will be required to make an offer to repurchase the Discount Notes at a price equal to 101% of their accreted value, plus accrued and unpaid interest, if any, to the date of purchase. Reddy Holdings may also be required to make an offer to purchase the senior discount notes with proceeds of asset sales that are not reinvested in the Company’s business or used to repay other indebtedness.

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

Senior Credit Facility.   On August 15, 2003, Reddy Group entered into a $170 million senior secured credit facility with the lenders being a syndicate of banks, financial institutions and other entities (the “Old Credit Facility”). The Old Credit Facility provided for a  six-year term loan in the amount of $135 million and a five-year revolving credit in the amount of $35 million. On November 6, 2003, the Old Credit Facility was amended to increase the size of the term loan by $45 million.

On August 12, 2005, Reddy Group amended and restated its credit facility with a syndicate of banks, financial institutions and other entities as lenders, including Credit Suisse First Boston, as Administrative

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 and 2005

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

At June 30, 2006, the Company had $44.3 million of availability under the Revolving Credit Facility, which was net of an outstanding balance of $9.0 million and standby letters of credit of $6.7 million. The standby letters of credit are used primarily to secure certain insurance obligations.

Principal balances outstanding under the Credit Facility bear interest per annum, at Reddy Group’s option, at the sum of the base rate plus 0.75% or LIBOR plus 1.75%. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%. At June 30, 2006, the weighted average interest rate of borrowings outstanding under the Credit Facility was 6.8%. Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. Reddy Group pays a quarterly fee on the average availability under the Revolving Credit Facility at an annual rate of 0.5%.

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

The Credit Facility contains financial covenants, which include the maintenance of certain financial ratios, as defined in the Credit Facility, and is collateralized by substantially all of Reddy Group’s assets and the capital stock of all of its subsidiaries. Reddy Holdings guarantees the Credit Facility and such guarantee is secured by the capital stock of Reddy Group. At June 30, 2006, Reddy Group was in compliance with these covenants.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 and 2005

Interest Rate Hedging Agreement.   Effective September 12, 2005, Reddy Group entered into an interest rate hedging agreement (the “Hedge”) to fix the interest rate on a portion of its Term Loan. The Hedge has a term of three years and ten months and an initial notional balance of $220 million. The notional balance decreases by $20 million on October 12 of each of the next three years, beginning on October 12, 2006. Reddy Group pays a fixed rate of 4.431% on the notional balance outstanding and receives an amount equal to 3-month LIBOR. Any net payable or receivable amount is settled quarterly. If Reddy Group had been required to settle the Hedge as of June 30, 2006, it would have received $5.6 million. The fair value of the Hedge is included in the caption “Other Assets” in the consolidated balance sheet. Changes in the fair value of the Hedge are recorded as “Other Comprehensive Income” in the consolidated statement of stockholders’ equity. Reddy Group is exposed to risk of loss in the event of non-performance by the counterparty to the Hedge; however, it does not anticipate non-performance by the counterparty.

At June 30, 2006 and December 31, 2005, long-term obligations consisted of the following:

	June 30,	December 31,
	2006	2005
	(in thousands)
Credit facility—Term Loan	$240,000	$240,000
10½% Senior Discount Notes	150,500	150,500
Less: Unamortized debt discount on 10½% Senior Discount Notes	(31,932)	(37,846)
Other	272	306
Total long-term obligations	358,840	352,960
Less: Current maturities	74	65
Long-term obligations, net	$358,766	$352,895

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

On February 11, 2005, Reddy Holdings filed a registration statement on Form S-1 with the SEC for a proposed initial public offering of its common stock. The registration statement was declared effective by the SEC on August 10, 2005. Reddy Holdings sold 6,911,765 shares and received proceeds from the offering, net of issuance costs, of $116.2 million on August 12, 2005. An additional 3,288,235 shares were sold by certain of Reddy Holdings’ stockholders.

On March 17, 2005, certain employees exercised stock options granted under the 2003 Stock Option Plan to purchase 248,198 shares of Reddy Holdings’ common stock for an aggregate purchase price of approximately $1.8 million. On August 8, 2005, Reddy Holdings amended the 2003 Stock Option Plan to accelerate the schedule for vesting of time-based options, immediately vest all outstanding performance-

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 and 2005

based options, allow unvested options to be exercised for restricted stock with identical vesting schedules and provide for accelerated vesting of options upon the termination of an option holder’s employment under certain circumstances. During the three months ended September 30, 2005, a charge of $0.5 million was recorded in “Operating Expenses” in the consolidated statements of operations in connection with the acceleration of vesting schedules.

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

Since August 1, 2005, the board of directors of Reddy Holdings has declared the following dividends on the Company’s common stock:

		Dividend	Dividend	Total
Declaration Date	Record Date	Payable Date	Per share	Dividend
August 11, 2005	September 30, 2005	October 17, 2005	$0.20788	$4.5 million
December 15, 2005	December 30, 2005	January 17, 2006	$0.3825	$8.3 million
March 15, 2006	March 31, 2006	April 17, 2006	$0.3825	$8.3 million
June 15, 2006	June 30, 2006	July 17, 2006	$0.4000	$8.7 million

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 and 2005

Generally, fifty percent of each award of RSUs (the “Time-vested RSUs”) will vest in four equal annual installments beginning on August 12, 2006 and continuing on August 12 of each of the following three years, provided the recipient remains employed with the Company through such vesting dates. The remaining fifty percent of each award of RSUs (the “Performance-vested RSUs”) will vest in four equal annual installments beginning on August 12, 2006 and continuing on August 12 of each of the following three years, provided the recipient remains employed with the Company through such vesting dates and the applicable performance condition for the applicable vesting period is met. The performance condition for each vesting period will be based on the Company’s earned distributable cash per share (as defined in the related restricted share unit agreement) for such vesting period. Each vesting period will begin on July 1 and end on June 30 of the subsequent year. All RSUs will immediately vest in full, and shares will be distributed, at the time of a Change in Control (as defined in the 2005 Equity Incentive Plan). If in any performance period the performance condition for a subsequent performance period is achieved, Performance-vested RSUs will be entitled to dividend equivalent rights in the subsequent performance period equal to the dividends which would be payable on the shares of common stock represented by the RSUs subject to vesting in that period. Payments of such dividend equivalents will be made in cash to the holders of RSUs at the time of actual dividend payments and will not be subject to vesting. Time-vested RSUs will not be entitled to dividend equivalent rights. Based on the Company’s financial results for the vesting period ended June 30, 2006, the performance condition for the Performance-vested RSUs eligible for vesting on August 12, 2006 was met. Furthermore, the performance targets for the remaining three vesting periods were met as of June 30, 2006. Therefore, the holders of unvested Performance-based RSUs will be entitled to dividend equivalent payments for the period from July 1, 2006 to June 30, 2007.

Compensation expense associated with the 2005 Equity Incentive Plan was $1.0 million and $2.0 million during the three and six months ended June 30, 2006. Such compensation expense was recorded in “Operating Expenses” in the consolidated statements of operations. Approximately twenty-five percent of the Time-vested RSUs are being expensed during each twelve-month period ending August 12 in 2006 to 2009. Performance-vested RSUs are being expensed on the same basis as the first annual installment met the performance condition as of June 30, 2006 and it is management’s belief that the performance condition for each subsequent period will also be met. As of June 30, 2006, 693,625 shares were reserved for issuance and 47,075 shares were available for grant under the 2005 Equity Incentive Plan.

2003 Stock Option Plan.   The 2003 Stock Option Plan was amended on August 8, 2005 (see Note 6). On August 12, 2005, all outstanding options under the 2003 Stock Option Plan were exercised in exchange for restricted shares (see Note 6). At June 30, 2006, 57,883 shares of common stock were available for grant under the 2003 Stock Option Plan. The Company does not intend to make any additional grants under this plan. Compensation expense associated with the 2003 Stock Option Plan was $0.3 million during the three months ended June 30, 2006 and 2005 and $0.6 million during the six months ended June 30, 2006 and 2005. Such compensation expense was recorded in “Operating Expenses” in the consolidated statements of operations.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 and 2005

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

8.  Earnings Per Share

The computation of net income (loss) per share is based on net income (loss) divided by the weighted average number of shares outstanding. For the six months ended June 30, 2005, there were 1.6 million shares of dilutive securities which are not included in the computation of diluted net loss per share as their effect would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Earnings (loss) for basic and diluted computation:
Net income (loss)	$12,713	$5,395	$4,474	$(4,785)
Basic earnings (loss) per share:
Weighted average common shares outstanding	21,360	13,934	21,316	13,832
Net income (loss)	$0.60	$0.39	$0.21	$(0.35)
Diluted earnings (loss) per share:
Weighted average common shares outstanding	21,360	13,934	21,316	13,832
Shares issuable from assumed conversion of restricted stock and restricted stock units	303	906	326	—
Weighted average common shares outstanding, as adjusted	21,663	14,840	21,642	13,832
Net income (loss)	$0.59	$0.36	$0.21	$(0.35)

9. Income Taxes

The Company’s effective tax rate differs from the federal statutory income tax rate of 35% due to state income taxes and the effect of permanent differences, primarily the non-deductible portion of the interest expense recognized on the 10½% Senior Discount Notes. Furthermore, the difference in the effective rate between the three months ended March 31, 2006 and the three and six months ended June 30, 2006 is primarily due to recent Texas corporate tax legislation, enacted on May 18, 2006, which

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 and 2005

changes the existing Texas franchise tax from a tax based on net income or taxable capital to an income tax based on a defined calculation of gross margin (the “Margin Tax”). The effective date of the new legislation is January 1, 2008, which means that the Company will file its first Margin Tax return on May 15, 2008 based on its 2007 results.

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

The Company evaluates the performance of each segment based on earnings before interest, taxes, depreciation, amortization, gain or loss on disposition of assets, impairment of assets, loss on extinguishment of debt and management agreement termination fees and transaction bonuses and expenses (“Segment EBITDA”). Segment assets are not a factor in the evaluation of performance. There were no intersegment sales during the three and six months ended June 30, 2006 and 2005.

Segment information for the three months ended June 30, 2006 and 2005 was as follows:

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Ice	Non-Ice	Total	Ice	Non-Ice	Total
	(in thousands)
Revenues	$109,848	$3,728	$113,576	$89,587	$3,536	$93,123
Cost of sales (excluding depreciation)	61,918	2,226	64,144	50,908	2,191	53,099
Operating expenses	13,580	518	14,098	8,847	453	9,300
Segment EBITDA	$34,350	$984	$35,334	$29,832	$892	$30,724
Total assets	$597,539	$24,868	$622,407	$575,874	$27,281	$603,155

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 and 2005

Segment information for the six months ended June 30, 2006 and 2005 was as follows:

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Ice	Non-Ice	Total	Ice	Non-Ice	Total
	(in thousands)
Revenues	$151,586	$6,798	$158,384	$125,576	$6,791	$132,367
Cost of sales (excluding depreciation)	94,269	4,288	98,557	80,372	4,406	84,778
Operating expenses	24,280	907	25,187	17,164	970	18,134
Segment EBITDA	$33,037	$1,603	$34,640	$28,040	$1,415	$29,455
Total assets	$597,539	$24,868	$622,407	$575,874	$27,281	$603,155

The reconciliation of Total Segment EBITDA to net income (loss) for the three and six month periods ended June 30, 2006 and 2005 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Total Segment EBITDA	$35,334	$30,724	$34,640	$29,455
Loss on dispositions of assets	(11)	(38)	(115)	(187)
Depreciation expense related to cost of sales	(4,947)	(4,734)	(9,661)	(9,475)
Depreciation and amortization expense	(1,471)	(1,452)	(2,899)	(2,867)
Impairment of assets	(370)	(5,725)	(370)	(5,725)
Interest expense	(7,378)	(9,829)	(14,332)	(19,137)
Income tax benefit (expense)	(8,444)	(3,551)	(2,789)	3,151
Net income (loss)	$12,713	$5,395	$4,474	$(4,785)

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

•       costs associated with potential product liability claims or liabilities under environmental laws;

•       legislative or regulatory requirements; and

•       all the other factors described herein under Item 1A of Part II and in Item 1A of Part I of our
Annual Report on Form 10-K.

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

General

Overview.   We are the largest manufacturer and distributor of packaged ice in the United States and currently serve approximately 82,000 customer locations in 31 states and the District of Columbia. We operate in two business segments—ice products and non-ice products and operations. Ice products accounted for approximately 96% of our revenues in the six months ended June 30, 2006 and 95% of revenues in the six months ended June 30, 2005. Our ice products business consists of:

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

Seasonality.   The packaged ice business is highly seasonal, characterized by peak demand during the warmer months of May through September, with an extended peak selling season in the southern United States. Approximately 69%, 68% and 66% of our annual revenues occurred during the second and third calendar quarters in each of 2005, 2004 and 2003. Approximately 68% of our annual revenues also occurred during the second and third calendar quarters of 2002, 2001 and 2000. The higher level of revenues in 2005 was primarily due to the effects of the hurricane season, which caused a significant increase in revenues during the third quarter of 2005. The decrease in 2003 was primarily due to the timing of our acquisitions, which occurred in the fourth quarter of that year. As a result of seasonal revenue declines and a less than proportional decline in expenses during the first and fourth quarters, we typically experience lower margins resulting in losses during these periods. In addition, because our operating results depend significantly on revenues during our peak season, our quarterly results of operations may fluctuate significantly as a result of adverse weather during this peak selling period if the weather is unusually cool or rainy on a national or regional basis.

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

Operating Expenses.   Our operating expenses are costs associated with selling, general and administrative functions. These costs include executive officers’ compensation, office and administrative salaries, insurance, legal and other professional services and costs associated with leasing office space. Labor costs, including associated payroll taxes and benefit costs but excluding non-cash stock-based compensation expense, included in operating expenses represented approximately 8% and 7% of revenues in the six months ended June 30, 2006 and 2005, respectively.

Facilities.   At June 30, 2006, we owned or operated 60 ice manufacturing facilities, 56 distribution centers, approximately 79,000 merchandisers (cold storage units installed at customer locations), approximately 3,000 Ice Factories, five refrigerated warehouses and one bottled water plant. As of the same date, we had an aggregate daily ice manufacturing capacity of approximately 17,000 tons.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

	Three Months Ended June 30,		Change from Last Year
	2006	2005	Dollars	%
	(in thousands)
Consolidated Results
Revenues	$113,576	$93,123	$20,453	22.0
Cost of sales (excluding depreciation)	64,144	53,099	11,045	20.8
Depreciation expense related to cost of sales	4,947	4,734	213	4.5
Gross profit	44,485	35,290	9,195	26.1
Operating expenses	14,098	9,300	4,798	51.6
Depreciation and amortization expense	1,471	1,452	19	1.3
Loss on dispositions of assets	11	38	(27)	(71.1)
Impairment of assets	370	5,725	(5,355)	(93.5)
Income from operations	28,535	18,775	9,760	52.0
Interest expense	7,378	9,829	(2,451)	(24.9)
Income before income taxes	21,157	8,946	12,211	136.5
Income tax expense	(8,444)	(3,551)	(4,893)	(137.8)
Net income	$12,713	$5,395	$7,318	135.6
Ice Operations:
Revenues	$109,848	$89,587	$20,261	22.6
Cost of sales (excluding depreciation)	61,918	50,908	11,010	21.6
Depreciation expense related to cost of sales	4,698	4,461	237	5.3
Gross profit	43,232	34,218	9,014	26.3
Operating expenses	13,580	8,847	4,733	53.5
Non-Ice Operations:
Revenues	$3,728	$3,536	$192	5.4
Cost of sales (excluding depreciation)	2,226	2,191	35	1.6
Depreciation expense related to cost of sales	249	273	(24)	(8.8)
Gross profit	1,253	1,072	181	16.9
Operating expenses	518	453	65	14.3

Revenues:   Revenues increased $20.5 million from the three months ended June 30, 2005 to the three months ended June 30, 2006. This increase is primarily due to  increases in ice volume sales due to significantly warmer and drier average weather conditions in our markets (especially during the months of April and May 2006), the continuing positive effects of package sizing initiatives, which consists primarily of converting a portion of our ice sales from seven to ten pound bags, the effects of the higher average pricing, and the effects of acquisitions completed during the six months ended June 30, 2006. Approximately $0.9 million of the increase was due to acquisitions. Within our non-ice segment, cold storage revenues increased $0.7 million over the prior year as we rebuilt the customer base after the loss of a significant customer in late 2004. Revenues in our bottled water operation decreased $0.5 million from the prior year due to reduced sales volumes to our largest bottled water customer. This customer has informed us that it intends to cease purchasing bottled water from us in the third quarter of 2006. If this occurs, we will assess the impact of that event and the potential consequences for the bottled water operation at that time.

Cost of Sales (Excluding Depreciation):   Cost of sales (excluding depreciation) increased $11.0 million from the three months ended June 30, 2005 to the three months ended June 30, 2006. This increase in cost of sales is primarily due to increased costs of plastic bags, electricity, fuel, ice transport and third party distribution expense related to sales volume increases. Bag costs and fuel costs also increased due to higher market prices of energy related items. Acquired ice operations represented approximately $0.5 million of the increase.

Labor costs, including associated payroll taxes and benefit costs (including health insurance), accounted for approximately 20% and 22% of revenues in the three months ended June 30, 2006 and 2005, respectively. Cost of plastic bags represented approximately 7% of revenues in the three months ended June 30, 2006 and  2005. Fuel expenses represented approximately 4% and 3% of revenues in the three months ended June 30, 2006 and 2005, respectively. Expenses for independent third party distribution services represented approximately 6% of revenues in the three months ended June 30, 2006 and 2005. Electricity expense represented approximately 5% of revenues in the three months ended June 30, 2006 and 2005.

Depreciation Expense Related to Cost of Sales:   Depreciation expense related to cost of sales increased  $0.2 million due to additional depreciation expense associated with production and distribution equipment placed in service during 2005 and early 2006, partially offset by the effect of asset dispositions and assets becoming fully depreciated.

Operating Expenses:   Operating expenses increased $4.8 million from the three months ended June 30, 2005 to the three months ended June 30, 2006. This increase is primarily due to an increase of $1.0 million in non-cash stock-based compensation expense, an increase of $2.3 million in accrued incentive compensation, an additional $0.3 million in labor and an increase of $1.1 million in professional services and insurance.  Included in professional services is $0.6 million related to the secondary stock offering completed in May 2006.

Depreciation and Amortization:   Depreciation and amortization increased $0.02 million from the three months ended June 30, 2005 to the three months ended June 30, 2006. This increase is primarily due to additional amortization expense associated with the intangible assets recorded in connection with the acquisitions completed in 2005 and the six months ended June 30, 2006.

Impairment of assets:   During the three months ended June 30, 2006, we reviewed two pieces of real estate in our ice business segment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, as a result of a pending sale of one property and physical damage to another. As a result of this review, we recorded an impairment charge of $0.4 million. During the three months ended June 30, 2005, we recorded a non-cash impairment charge of $5.7 million  in the cold storage portion of our non-ice business segment in accordance with SFAS No. 142, “Goodwill and Other Intangibles” in connection with the loss of a significant customer.

Interest Expense:   Interest expense decreased $2.5 million from the three months ended June 30, 2005 to the three months ended June 30, 2006, primarily due to the repurchase of substantially all of our 8 7/8% senior subordinated notes on August 15, 2005, partially offset by a $1.6 million increase in term loan interest related to increased principle balances subsequent to the refinancing of the credit facility in August 2005 and the effect of higher interest rates.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

	Six Months Ended June 30,		Change from Last Year
	2006	2005	Dollars	%
	(in thousands)
Consolidated Results
Revenues	$158,384	$132,367	$26,017	19.7
Cost of sales (excluding depreciation)	98,557	84,778	13,779	16.3
Depreciation expense related to cost of sales	9,661	9,475	186	2.0
Gross profit	50,166	38,114	12,052	31.6
Operating expenses	25,187	18,134	7,053	38.9
Depreciation and amortization expense	2,899	2,867	32	1.1
Loss on dispositions of assets	115	187	(72)	(38.5)
Impairment of assets	370	5,725	(5,355)	(93.5)
Income from operations	21,595	11,201	10,394	92.8
Interest expense	14,332	19,137	(4,805)	(25.1)
Income (loss) before income taxes	7,263	(7,936)	15,199	191.5
Income tax benefit (expense)	(2,789)	3,151	(5,940)	(188.5)
Net income (loss)	$4,474	$(4,785)	$9,259	193.5
Ice Operations:
Revenues	$151,586	$125,576	$26,010	20.7
Cost of sales (excluding depreciation)	94,269	80,372	13,897	17.3
Depreciation expense related to cost of sales	9,162	8,926	236	2.6
Gross profit	48,155	36,278	11,877	32.7
Operating expenses	24,280	17,164	7,116	41.5
Non-Ice Operations:
Revenues	$6,798	$6,791	$7	0.1
Cost of sales (excluding depreciation)	4,288	4,406	(118)	(2.7)
Depreciation expense related to cost of sales	499	549	(50)	(9.1)
Gross profit	2,011	1,836	175	9.5
Operating expenses	907	970	(63)	(6.5)

Revenues:   Revenues increased $26.0 million from the six months ended June 30, 2005 to the six months ended June 30, 2006. This increase is primarily due to  increases in ice volume sales due to significantly warmer and drier average weather conditions in our markets (especially during the months of April and May 2006), the continuing positive effects of package sizing initiatives, which consists primarily of converting a portion of our ice sales from seven to ten pound bags, the effects of the higher average pricing, and the effects of acquisitions completed during the six months ended June 30, 2006. Approximately $1.0 million of the increase was due to acquisitions. Within our non-ice segment, cold storage revenues increased $1.0 million over the prior year as we rebuilt the customer base after the loss of a significant customer in late 2004. Revenues in our bottled water operation decreased $1.0 million from the prior year due to reduced sales volumes to our largest bottled water customer. This customer has informed us that it intends to cease purchasing bottled water from us in the third quarter of 2006. If this occurs, we will assess the impact of that event and the potential consequences for the bottled water operation at that time.

Cost of Sales (Excluding Depreciation):   Cost of sales (excluding depreciation) increased $13.8 million from the six months ended June 30, 2005 to the six months ended June 30, 2006. This increase in cost of sales is primarily due to increased costs of plastic bags, electricity, fuel, ice transport and third party distribution expense related to sales volume increases. Bag costs and fuel costs also increased due to higher market prices of energy related items. Acquired ice operations represented approximately $0.6 million of the increase.

Labor costs, including associated payroll taxes and benefit costs (including health insurance), accounted for approximately 23% and 26% of revenues in the six months ended June 30, 2006 and 2005, respectively. The ratio of labor costs to revenues decreased as a result of reductions in employee benefit costs, including health insurance. Cost of plastic bags represented approximately 7% of revenues in the six months ended June 30, 2006 and 2005. Fuel expenses represented approximately 4%  and 3% of revenues in the six months ended June 30, 2006 and 2005, respectively. Expenses for independent third party distribution services represented approximately 6% of revenues in the six months ended June 30, 2006 and 2005. Electricity expense represented approximately 5% of revenues in the six months ended June 30, 2006 and 2005.

Depreciation Expense Related to Cost of Sale:   Depreciation expense related to cost of sales increased  $0.2 million due to additional depreciation expense associated with production and distribution equipment placed in service during 2005 and early 2006, partially offset by the effect of asset dispositions and assets becoming fully depreciated.

Operating Expenses:   Operating expenses increased $7.1 million from the six months ended June 30, 2005 to the six months ended June 30, 2006. This increase is primarily due to an increase of $2.0 million in non-cash stock-based compensation expense, an increase of $3.1 million in accrued incentive compensation, an additional $0.3 million in labor costs and an increase of $1.6 million in professional services and insurance, which was partially offset by reductions in bad debt expense. Included in professional services is $0.6 million related to the secondary stock offering completed in May 2006 and $0.5 million related to an acquisition which was not completed.

Depreciation and Amortization:   Depreciation and amortization increased $0.03 million from the six months ended June 30, 2005 to the six months ended June 30, 2006. This increase was primarily due to additional amortization expense associated with the intangible assets recorded in connection with the acquisitions completed in 2005 and the first six months of 2006.

Impairment of assets:   During the six months ended June 30, 2006, we reviewed two pieces of real estate in our ice business segment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, as a result of a pending sale of one property and physical damage to another. As a result of this review, we recorded an impairment charge of $0.4 million. During the six months ended June 30, 2005, we recorded a non-cash impairment charge of $5.7 million  in the cold storage portion of our non-ice business segment in accordance with SFAS No. 142, “Goodwill and Other Intangibles” in connection with the significant reduction in cold storage sales volumes related to the loss of a particular customer.

Interest expense:   Interest expense decreased $4.8 million from the six months ended June 30, 2005 to the six months ended June 30, 2006, primarily due to the repurchase of substantially all of our 8 7/8% senior subordinated notes on August 15, 2005, partially offset by a $3.1 million increase in term loan interest related to increased principle balances subsequent to the refinancing of the credit facility in August 2005 and the effect of higher interest rates.

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

Our ability to generate cash from our operations is subject to weather, general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. As a result, we cannot assure you that our business will generate sufficient cash flow from operations in amounts sufficient to enable us to service our debt and to fund our other liquidity needs. If we do not have sufficient liquidity, we will have to take actions such as reducing or delaying the payment of dividends to our common stockholders, strategic acquisitions, investments and joint ventures, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all. In addition, the terms of existing and future debt instruments may restrict us from adopting some of these alternatives.

During the six months ended June 30, 2006, capital expenditures totaled $11.5 million. As we have consolidated acquisitions into the existing company infrastructure, we have identified non-core and excess assets which can be disposed of. From time to time, we also dispose of other assets which are no longer useful in our operations. As a result of dispositions of these non-core and excess assets, we realized proceeds of approximately $0.4 million in the six months ended June 30, 2006. As a result, our net capital expenditures in the six months ended June 30, 2006 were $11.0 million.

In the six months ended June 30, 2006, we completed the acquisitions of seven ice companies for a total cash purchase price of approximately $10.1 million, including direct acquisition costs of $0.2 million. We will continue to evaluate acquisition opportunities as they become available. In conjunction with these evaluations, we will consider our liquidity, availability under Reddy Group’s senior credit facility, mandatory principal repayments under our debt agreements and availability of other capital resources.

Cash Flows for the Six Months Ended June 30, 2006 and 2005

Net cash provided by operating activities was $8.4 million and $0.2 million in the six months ended June 30, 2006 and 2005, respectively. The increase was primarily due to an increase in net income of $9.3 million, from a loss of $4.8 million in the six months ended June 30, 2005 to net income of $4.5 million in the six months ended June 30, 2006. Offsetting this increase was a $1.2 million increase in cash used by changes in working capital.

Net cash used in investing activities was $21.1 million and $11.2 million in the six months ended June 30, 2006 and 2005, respectively. The increase in net cash used in investing activities was primarily due to an increase in acquisitions. During the six months ended June 30, 2006, we completed seven acquisitions for a total cost of $10.1 million. During the same period in 2005, we did not complete any acquisitions.

Net cash provided used by financing activities was $8.6 million in the six months ended June 30, 2006, compared to cash provided by financing activities of $10.0 million in the six months ended June 30, 2005. The change in cash flows from financing activities is primarily due to the payment of $16.6 million of dividends to our common stockholders and the repurchase of common stock for $1.0 million in six months ended June 30, 2006, while no such transactions occurred in the comparable period of 2005.

Long-term Debt and Other Obligations

Overview.   At June 30, 2006, we had approximately $367.8 million of total debt outstanding as follows (in thousands):

Credit Facility—Term Loans due 2012	$240,000
Revolving Line of Credit due 2010	9,000
10½% Senior Discount Notes due 2012, net of unamortized discount of $31,932	118,568
Other	272
Total debt	$367,840

Senior Discount Notes.   On October 27, 2004, Reddy Holdings issued $151.0 million in aggregate principal amount at maturity of 10 1/2 senior discount notes due 2012 in a private placement offering. Each senior discount note had an initial accreted value of $663.33 per $1,000 principal amount at maturity. The accreted value of each senior discount note increases from the date of issuance until November 1, 2008 at a rate of 10½% per annum such that the accreted value will equal the stated principal amount at maturity on November 1, 2008. Thereafter, cash interest will accrue and be payable semi-annually at a rate of 10½% per annum. The senior discount notes are unsecured obligations of Reddy Holdings and are:

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

The senior discount notes include customary covenants that restrict, among other things, the ability to incur additional debt or issue certain preferred stock, pay dividends or redeem, repurchase or retire our capital stock or subordinated indebtedness, make certain investments, incur liens, enter into arrangements that restrict dividends from our subsidiaries, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. Prior to November 1, 2007, we may redeem up to 35% of the principal amount of the senior discount notes at a redemption price of 110.5% of the accreted value amount thereof, plus accrued and unpaid interest to the date of redemption, with funds raised in equity offerings that are specified in the indenture governing the senior discount notes. From and after November 1, 2008, we may redeem any or all of the senior discount notes by paying a redemption premium which is initially 5.25% of the principal amount at maturity of the notes, and will decline annually to zero commencing on November 1, 2010. If a change of control occurs on or prior to November 1, 2007, we may, at our option, redeem all, but not less than all, of the senior discount notes at a redemption price equal to the sum of (i) the accreted value of the notes as of the redemption date, (ii) a premium equal to 125% of one year’s coupon payment and (iii) any accrued and unpaid interest to the date of redemption. If we experience a change of control and do not elect to make the optional redemption described in the previous sentence, we will be required to make an offer to repurchase the senior discount notes at a price equal to 101% of their accreted value, plus accrued and unpaid interest, if any, to the date of purchase. We may also be required to make an offer to purchase the senior discount notes with proceeds of asset sales that are not reinvested in our business or used to repay other indebtedness.

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

In addition, regardless of whether we could make any restricted payments under the buildup amount provision referred to above, we may (1) make dividend payments at any time in an aggregate amount of up to $15.0 million if no default has occurred and is continuing under the indenture and (2) following our initial public offering, pay dividends on our capital stock of up to 6.0% per year of the cash proceeds (net of underwriters’ fees, discounts, commissions or other expenses paid by us) received by us from all such public equity offerings subject to specified conditions. Accordingly, we are able to pay approximately $7.0 million annually in dividends under this 6.0% provision. However, the amount of dividend payments permitted under this 6.0% provision will correspondingly reduce the amount we would otherwise have available to us under the buildup amount for restricted payments, including dividends. At June 30, 2006, Reddy Holdings had $8.3 million of cash on hand that was not subject to any restrictions under Reddy Group’s senior credit facility.

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

Senior Credit Facility.   On August 12, 2005, Reddy Group entered into an amended and restated senior credit facility in an aggregate amount of $300.0 million, with the lenders being a syndicate of banks, financial institutions and other entities, which currently includes Credit Suisse, Cayman Islands Branch, as Administrative Agent, Bear Stearns Corporate Lending, Inc., Canadian Imperial Bank of Commerce, Lehman Brothers Inc. and Wachovia Bank, N.A. The senior credit facility provides for a seven-year term loan in the amount of $240.0 million and a five-year revolving credit facility in the amount of $60.0 million.

At June 30, 2006, we had $44.3 million of availability under the revolving credit facility, which was net of an outstanding balance of $9.0 million and outstanding standby letters of credit of $6.7 million. The standby letters of credit are used primarily to secure certain insurance obligations. In connection with renewal of certain insurance policies in the second and third quarters of 2006, our outstanding standby letters of credit will increase through the first quarter of 2007. However, later in 2006, this additional new collateral will be partially offset by reductions in collateral related to earlier policy years. We currently expect outstanding standby letters of credit to reach a maximum of approximately $7.7 million during the fourth quarter of 2006.

Principal balances outstanding under the revolving credit facility bear interest per annum, at our option, at the sum of the base rate plus 0.75% or LIBOR plus 1.75%. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%. At June 30, 2006, the weighted average interest rate of borrowings outstanding under the senior credit facility was 6.8%. Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the LIBOR loan exceeds 90 days. Reddy Group pays a quarterly fee on the average availability under our existing revolving credit facility based on an annual rate of 0.5%. Except as described below, the terms of the senior credit facility prohibit Reddy Group from paying dividends and otherwise transferring assets to Reddy Holdings, except for certain limited dividends, the proceeds of which must be used to maintain Reddy Holdings’ corporate existence.

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

The senior credit facility contains financial covenants, which include the maintenance of certain financial ratios, as defined in the senior credit facility, and is collateralized by substantially all of Reddy Group’s assets and the capital stock of all of its subsidiaries. Reddy Holdings guarantees Reddy Group’s senior credit facility and such guarantee is secured by the capital stock of Reddy Group. At June 30, 2006, Reddy Group was in compliance with these covenants.

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

Twelve Months
Ended June 30,
2006
(in thousands)
Pro forma adjusted EBITDA	$93,390
Total leverage ratio	2.75:1.0
Interest coverage ratio	5.82:1.0

The following table sets forth a reconciliation of net loss to EBITDA and Adjusted EBITDA:

Twelve Months
Ended June 30,
2006
(in thousands)
Net loss	$(2,857)
Depreciation expense related to cost of sales	19,024
Depreciation and amortization expense	5,723
Interest expense	29,616
Income tax benefit	(1,308)
EBITDA	50,198
Other non-cash charges:
Stock-based compensation expense	4,450
Loss on dispositions of assets	1,776
Loss on extinguishment of debt	28,189
Impairment of assets	370
Monitoring fees(a)	74
Transaction expenses(b)	6,820
Adjusted EBITDA	$91,877
Acquisition adjustments(c)	$1,439
Elimination of lease expense(d)	74
Pro forma adjusted EBITDA	$93,390

        (a) Represents the elimination of monitoring fees paid to affiliates of our former majority stockholders prior to the closing of our initial public offering on August 12, 2005.

       (b) Represents (i) $6.2 million of costs incurred in connection with our initial public offering and related transactions, including $0.5 million of non-cash stock-based compensation expense related to a grant of common stock to certain employees, and (ii) $0.6 million of costs related to the secondary stock offering which closed on May 30, 2006. The secondary offering costs were paid by Reddy Holding from the excess cash remaining from the initial public offering of its common stock in August 2005.

        (c) Represents the incremental Adjusted EBITDA of acquired businesses as if each acquisition had been consummated on the first day of the period presented. All acquisitions included herein were consummated on or before June 30, 2006.

       (d) Represents the elimination of historical lease expense resulting from the purchase of certain leased real estate in the third quarter of 2005.

Interest Rate Hedging Agreement

Effective September 12, 2005, Reddy Group entered into an interest rate hedging agreement (the “Hedge”) to fix the interest rate on a portion of our term loan facility. The Hedge has a term of three years and ten months and an initial notional balance of $220 million. The notional balance decreases by $20 million on October 12 of each of the next three years, beginning on October 12, 2006. Reddy Group pays a fixed rate of 4.431% on the notional balance outstanding and receives an amount equal to 3-month LIBOR. Any net payable or receivable amount is settled quarterly. If Reddy Group had been required to settle the Hedge as of June 30, 2006, it would have received $5.6 million. The fair value of the Hedge is included in the caption “Other Assets” in the consolidated balance sheet. Changes in the fair value of the Hedge are recorded as “Other Comprehensive Income” in the consolidated statement of stockholders’ equity. Reddy Group is exposed to risk of loss in the event of non-performance by the counterparty to the Hedge; however, we do not anticipate non-performance by the counterparty.

Liquidity Outlook

Due to the seasonal nature of our business, we record the majority of our revenues and profits during the months of May through September. The majority of the cash generated from those operations is received between July and November.

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

Based on our expected level of operations, we believe that cash flows from operations, together with available borrowings under our revolving credit facility, will be adequate to meet our future liquidity needs for at least the next twelve months. As of July 25, 2006, we had approximately $44.1 million of availability under our revolving credit facility, which reflected a $9.2 million outstanding balance under our revolving credit facility and standby letters of credit of $6.7 million. During the next two months, we expect that the availability under our revolving credit facility will increase to $53.3 million as we repay all outstanding amounts. As part of our ongoing acquisition program, we are currently pursuing several small acquisition opportunities which are in various stages of negotiations. If we are successful in completing any of these transactions, additional borrowings under our revolving credit facility may be required.

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

The ice business is highly seasonal, with the bulk of demand coming in the warmer spring and summer months. Accordingly, we experience seasonal fluctuations in our net sales and profitability. We make a disproportionate amount of our sales in the second and third calendar quarters. We also typically have net income in these same periods, whereas we typically experience net loss in the first and fourth calendar quarters. We believe that over two-thirds of our revenues will occur during the second and third calendar quarters when the weather conditions are generally warmer and demand is greater, while less than one-third of our revenues will occur during the first and fourth calendar quarters when the weather is generally cooler. This belief is consistent with historical trends. As a result of seasonal revenue declines and the lack of proportional corresponding expense decreases, we will most likely experience lower profit margins and even losses during the first and fourth calendar quarters. In addition, because our operating results depend significantly on sales during our peak season, our quarterly results of operations may fluctuate significantly as a result of adverse weather during this peak selling period if the weather is unusually cool or rainy on a more national or regional basis.

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

Effective September 12, 2005, we entered into an interest rate hedging agreement (the “Hedge”) to fix the interest rate on a portion of the term loan outstanding under the senior credit facility. The Hedge has a term of three years, ten months and an initial notional balance of $220 million. The notional balance decreases by $20 million on each October 12 during 2006-2008. We pay a fixed rate of 4.431% on the notional amount and receive an amount equal to 3-month LIBOR. Any net payable or receivable amount is settled quarterly. If we had been required to settle the Hedge as of June 30, 2006, we would have received $5.6 million. Reddy Group is exposed to risk of loss in the event of non-performance by the counterparty to the Hedge. However, we do not anticipate non-performance by the counterparty.

As of June 30, 2006, the senior credit facility had an outstanding principal balance of $240.0 million at a weighted average interest rate of 6.8% per annum. At June 30, 2006, the 30-day LIBOR rate was 5.3%. If LIBOR were to increase by 1% from that level, the annual increase in interest expense, given our principal balances at June 30, 2006 and the effect of the Hedge, would be approximately $0.2 million.

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006 to ensure that information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure. It should be noted, however, that the design of any system of controls is limited in its ability to detect errors, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time party to legal proceedings that arise in the ordinary course of business. We do not believe that the resolution of any such threatened or pending legal proceedings will have a material adverse affect on our financial position, results of operations or liquidity.

Item 1A. Risk Factors

In addition to the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the Company has identified the following new and updated risk factors:

Future sales of our shares could depress the market price of our common stock.

Sales of a substantial number of shares of common stock in the public market by our current stockholders, or the threat that substantial sales may occur, could cause the market price of our common stock to decrease significantly or make it difficult for us to raise additional capital by selling stock. In connection with the secondary stock offering completed in May 2006, our directors and executive officers, as well as the selling stockholders in the offering, entered into 90-day lock-up agreements at the request of the underwriters. Subject to extension under certain circumstances, on August 21, 2006, those parties will be able to sell in the public market an aggregate of 5,004,251 shares of our common stock that they held after the offering, subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144 under the Securities Act of 1933.

Bear, Stearns & Co. Inc. and Lehman Brothers Inc., underwriters for the secondary stock offering, may also consent to the release of some or all of these shares that are subject to lock-up agreements for sale prior to the expiration of the applicable lock-up agreement.

We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

Ownership of our common stock is concentrated among a few stockholders who could act in a way that favors their interests to the detriment of our interests and those of other stockholders.

Prior to the secondary stock offering completed on May 30, 2006, each of Bear Stearns Merchant Banking (“BSMB”) and Trimaran Fund Management L.L.C. (“Trimaran”) beneficially owned 20% of our outstanding shares of common stock. As a result of their sales in the offering, each of BSMB and Trimaran  currently beneficially own 9.9% of our outstanding shares of common stock. Nonetheless, our executive officers, directors, BSMB and Trimaran still, in the aggregate, hold approximately 24.5% of our outstanding shares. None of our other stockholders beneficially owns more than 7.1% of our common stock. In the event that all or some of our executive officers, directors, BSMB or Trimaran decided to act in concert, they could influence the outcome of certain corporate actions, such as the election of our directors and extraordinary corporate transactions.

Limited trading volume of our common stock may contribute to its price volatility.

For the first six months of 2006, the average daily trading volume for our common stock as reported by the New York Stock Exchange was approximately 110,000 shares. As a result, relatively small trades may have a significant impact on the price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On May 18, 2006, we held our annual meeting of stockholders. At the annual meeting, the following matters were voted upon:

1.                Election of ten directors to hold office until the next annual meeting of stockholders and until their respective successors are duly elected and qualified.

2.                A proposal to ratify the appointment of Deloitte & Touche LLP as the company’s independent auditors for the fiscal year ending December 31, 2006.

A total of 21,637,020 shares of the company’s common stock, par value $0.01 per share, were entitled to vote at the meeting. Of these shares, 20,475,928 shares were represented in person or by proxy at the meeting and voted as follows:

With respect to each of the following ten nominees for election to the Board of Directors, shares were voted as follows:

	Votes For	Votes Withheld
William P. Brick	17,776,133	2,699,795
Andrew R. Heyer	16,642,146	3,833,782
Theodore J. Host	20,324,498	151,430
David E. King	17,408,021	3,067,907
Douglas R. Korn	16,638,246	3,837,682
Michael S. McGrath	20,338,518	137,410
Tracy L. Noll	20,293,348	182,580
William P. Phoenix	17,408,046	3,067,882
Robert N. Verdecchio	20,180,854	295,074
Jimmy C. Weaver	17,667,491	2,798,437

With respect to the appointment of Deloitte & Touche LLP as the company’s independent auditors for the fiscal year ending December 31, 2006, shares were voted as follows: 20,187,669 for; 279,624 votes against; and 8,635 votes withheld.

Item 5. Other Information

None.

Item 6. Exhibits

See Index to Exhibits which follows the signature page hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDDY ICE HOLDINGS, INC.
Date: July 27, 2006	By:	/s/ WILLIAM P. BRICK
William P. Brick
Chief Executive Officer
Date: July 27, 2006	By:	/s/ STEVEN J. JANUSEK
Steven J. Janusek
Chief Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description
31.1†	Rule 15d-14(a) Certification of Chief Executive Officer.
31.2†	Rule 15d-14(a) Certification of Chief Financial Officer.
32.1†	Rule 1350 Certification of Chief Executive Officer.
32.2†	Rule 1350 Certification of Chief Financial Officer.

†                    Filed herewith.