Form 10-Q
period 2006-09-30
REDDY ICE HOLDINGS INC
filed 2006-11-02
CIK 1268984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of registrant’s common stock outstanding as of November 1, 2006 was 21,809,395.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2006

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
	(in thousands,
	except share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,345	$33,997
Accounts receivable, net	39,689	23,376
Inventories	11,766	10,087
Prepaid expenses and other current assets	3,202	2,356
Deferred tax assets	2,091	2,740
Total current assets	91,093	72,556
PROPERTY AND EQUIPMENT, net	234,466	231,816
GOODWILL	216,202	214,968
OTHER INTANGIBLES, net	81,439	82,345
OTHER ASSETS	2,762	2,079
TOTAL	$625,962	$603,764
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$55	$65
Revolving credit facility	—	—
Accounts payable	15,271	12,962
Accrued expenses	20,828	18,150
Dividends payable	8,828	8,296
Total current liabilities	44,982	39,473
LONG-TERM OBLIGATIONS	361,687	352,895
DEFERRED TAX LIABILITIES, net	39,010	28,213
COMMITMENTS AND CONTINGENCIES (Note 10)	—	—
STOCKHOLDERS’ EQUITY:
Common stock: $0.01 par value; 75,000,000 shares authorized; 21,809,395 and 21,690,042 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	218	217
Additional paid-in capital	215,734	213,096
Unearned compensation	—	(52)
Accumulated deficit	(38,278)	(32,065)
Accumulated other comprehensive income	2,609	1,987
Total stockholders’ equity	180,283	183,183
TOTAL	$625,962	$603,764

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Revenues	$126,063	$126,562	$284,447	$258,929
Cost of sales (excluding depreciation)	72,414	69,073	170,971	153,851
Depreciation expense related to cost of sales	4,818	4,716	14,479	14,191
Gross profit	48,831	52,773	98,997	90,887
Operating expenses	12,346	13,111	37,533	31,245
Depreciation and amortization expense	1,504	1,413	4,403	4,280
Loss on dispositions of assets	16	804	131	991
Impairment of assets	3,348	—	3,718	5,725
Management agreement termination fees and transaction bonuses and expenses	—	6,171	—	6,171
Income from operations	31,617	31,274	53,212	42,475
Loss on extinguishment of debt	—	28,189	—	28,189
Interest expense	7,304	8,389	21,636	27,526
Income (loss) before income taxes	24,313	(5,304)	31,576	(13,240)
Income tax benefit (expense)	(9,241)	2,211	(12,030)	5,362
Net income (loss)	$15,072	$(3,093)	$19,546	$(7,878)
Basic net income (loss) per share:
Net income (loss)	$0.70	$(0.17)	$0.92	$(0.52)
Weighted average common shares outstanding	21,454	18,054	21,331	15,254
Diluted net income (loss) per share:
Net income (loss)	$0.69	$(0.17)	$0.90	$(0.52)
Weighted average common shares outstanding	21,774	18,054	21,684	15,254
Cash dividends declared per share	$0.40000	$0.20788	$1.18250	$0.20788

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock					Accumulated
	Number of Shares	Par Value	Additional Paid-In Capital	Unearned Compensation	Accumulated Deficit	Other Comprehensive Income	Total
	(in thousands)
Balance at January 1, 2006	21,690	$217	$213,096	$(52)	$(32,065)	$1,987	$183,183
Reclassification of unearned compensation upon adoption of SFAS No. 123(R)	—	—	(52)	52	—	—	—
Compensation expense related to stock-based awards	—	—	3,726	—	—	—	3,726
Cash dividends declared	—	—	—	—	(25,759)	—	(25,759)
Repurchase and retirement of common stock	(53)	(1)	(1,034)	—	—	—	(1,035)
Vesting of restricted stock units	172	2	(2)	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	19,546	—	19,546
Change in fair value of derivative	—	—	—	—	—	622	622
Total comprehensive income							20,168
Balance at September 30, 2006	21,809	$218	$215,734	$—	$(38,278)	$2,609	$180,283

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$19,546	$(7,878)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,882	18,471
Amortization of debt issue costs and debt discounts	10,066	10,141
Loss on dispositions of assets	131	991
Impairment of assets	3,718	5,725
Stock-based compensation expense	3,726	1,822
Deferred taxes	11,264	(5,362)
Loss on extinguishment of debt	—	28,189
Change in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, inventory and prepaid expenses	(18,650)	(24,685)
Accounts payable, accrued expenses and other	5,465	4,933
Net cash provided by operating activities	54,148	32,347
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(15,262)	(15,749)
Proceeds from dispositions of property and equipment	703	1,936
Cost of acquisitions	(12,788)	(929)
Cost of purchases of leased assets	—	(2,473)
Net cash used in investing activities	(27,347)	(17,215)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of employee stock options	—	1,799
Proceeds from the issuance of common stock, net of issuance costs	—	116,196
Proceeds from the issuance of debt	—	240,000
Deferred debt costs	—	(5,264)
Repurchase and retirement of common stock	(1,035)	—
Cash dividends paid	(25,227)	—
Repayments under the credit facility, net	—	(5,450)
Repayment of long-term obligations	(191)	(348,124)
Net cash used in financing activities	(26,453)	(843)
NET INCREASE IN CASH AND CASH EQUIVALENTS	348	14,289
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	33,997	4,478
CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,345	$18,767
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$11,510	$22,053
Borrowings under the credit facility	$45,905	$75,900
Repayments on the credit facility	$(45,905)	$(81,350)
Cash dividends declared, not paid	$8,828	$4,507
Increase in fair value of derivative	$622	$629
Additions to property and equipment included in accounts payable	$282	$—
Conversion of accounts receivable to notes payable	$120	$—
Issuances of notes payable	$—	$88

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005

1.                 General

The condensed consolidated financial statements of Reddy Ice Holdings, Inc. and its wholly owned subsidiary (together, the “Company”) included herein are unaudited; however, the balance sheet as of December 31, 2005 has been derived from the audited financial statements for that date. These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As applicable under the SEC’s regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. All significant intercompany balances and transactions have been eliminated upon consolidation, and all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal and recurring nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be achieved for the full year.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value estimates. This standard is effective for fiscal years beginning after

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005

November 15, 2007. The Company is currently evaluating the impact that this standard may have on its results of operations and financial position.

In September 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements. SAB 108 is effective for fiscal years beginning after November 15, 2006. The Company is currently evaluating the impact that this standard may have on its results of operations and financial position.

2.                 Acquisitions

During the nine months ended September 30, 2006, the Company purchased nine ice companies, with two of these purchases occurring during the three months ended September 30, 2006. Including direct acquisition costs, the total acquisition consideration was $12.8 million. The total purchase price was allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair values as of the respective closing dates using valuations and other studies. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition (dollars in millions):

Total assets acquired	$5.0
Total liabilities assumed	0.3
Net assets acquired	$4.7

The excess of the aggregate purchase price over the net assets acquired of $8.1 million was allocated to goodwill ($4.6 million) and other intangible assets ($3.5 million). Other intangible assets are comprised of customer lists, which are being amortized on a straight line basis over useful lives of 8 to 30 years.

During 2005, the Company purchased two ice companies for total acquisition consideration of $0.9 million. The results of operations of the 2005 and 2006 acquisitions are included in the Company’s consolidated results of operations from the date of each acquisition, which occurred on August 1, 2005 and September 30, 2005 and on various dates throughout 2006.

The following unaudited pro forma information presents the Company’s consolidated results of operations (i) for the three months and nine months ended September 30, 2006 as if the 2006 acquisitions had all occurred on January 1, 2006 and (ii) for the three months and nine months ended September 30, 2005 as if the 2006 and 2005 acquisitions had all occurred on January 1, 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)
Pro forma revenues	$126,261	$129,789	$287,142	$265,708
Pro forma net income (loss)	15,081	(2,667)	19,690	(6,895)

Additionally, unaudited pro forma revenues for the full year 2005, assuming the 2006 and 2005 acquisitions had all occurred on January 1, 2005, was $328,199,000.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005

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

	September 30,	December 31,
	2006	2005
	(in thousands)
Raw materials and supplies	$9,536	$7,801
Finished goods	2,230	2,286
Total	$11,766	$10,087

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs—an amendment of ARB No. 43, chapter 4”. SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. The Company adopted SFAS No. 151 on January 1, 2006. The adoption of SFAS No. 151 did not have a material effect on the Company’s results of operations and financial position.

4.                 Accrued Expenses

	September 30,	December 31,
	2006	2005
	(in thousands)
Accrued compensation and employee benefits, including payroll taxes and workers’ compensation insurance	$8,901	$9,758
Accrued interest	3,918	3,329
Accrued property, sales and other taxes	2,856	539
Accrued utilities	2,328	1,425
Other accrued insurance	1,654	1,940
Other	1,171	1,159
Total	$20,828	$18,150

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005

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

At September 30, 2006, the Company had $53.2 million of availability under the Revolving Credit Facility, which was net of outstanding standby letters of credit of $6.8 million. The standby letters of credit are used primarily to secure certain insurance obligations.

Principal balances outstanding under the Credit Facility bear interest per annum, at Reddy Group’s option, at the sum of the base rate plus 0.75% or LIBOR plus 1.75%. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%. At September 30, 2006, the weighted average interest rate of borrowings outstanding under the Credit Facility was 7.25%. Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. Reddy Group pays a quarterly fee on the average availability under the Revolving Credit Facility at an annual rate of 0.5%.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005

an event of default under the Credit Facility has occurred and is continuing. In particular, it will be an event of default if Reddy Group’s leverage ratio exceeds 4.0 to 1.0 or Reddy Group’s interest coverage ratio is less than 3.25 to 1.0.

The Credit Facility contains financial covenants, which include the maintenance of certain financial ratios, as defined in the Credit Facility, and is collateralized by substantially all of Reddy Group’s assets and the capital stock of all of its subsidiaries. Reddy Holdings guarantees the Credit Facility and such guarantee is secured by the capital stock of Reddy Group. At September 30, 2006, Reddy Group was in compliance with these covenants.

Interest Rate Hedging Agreement.   Effective September 12, 2005, Reddy Group entered into an interest rate hedging agreement (the “Hedge”) to fix the interest rate on a portion of its Term Loan. The Hedge has a term of three years and ten months and an initial notional balance of $220 million. The notional balance decreases by $20 million on October 12 of each of the following three years, beginning on October 12, 2006. Reddy Group pays a fixed rate of 4.431% on the notional balance outstanding and receives an amount equal to 3-month LIBOR. Any net payable or receivable amount is settled quarterly. If Reddy Group had been required to settle the Hedge as of September 30, 2006, it would have received $2.6 million. The fair value of the Hedge is included in the caption “Other Assets” in the consolidated balance sheet. Changes in the fair value of the Hedge are recorded as “Other Comprehensive Income” in the consolidated statement of stockholders’ equity. Reddy Group is exposed to risk of loss in the event of non-performance by the counterparty to the Hedge; however, it does not anticipate non-performance by the counterparty.

At September 30, 2006 and December 31, 2005, long-term obligations consisted of the following:

	September 30,	December 31,
	2006	2005
	(in thousands)
Credit facility—Term Loan	$240,000	$240,000
10 1/2% Senior Discount Notes	150,500	150,500
Less: Unamortized debt discount on 10 1/2% Senior Discount Notes	(28,873)	(37,846)
Other	115	306
Total long-term obligations	361,742	352,960
Less: Current maturities	55	65
Long-term obligations, net	$361,687	$352,895

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005

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

Since August 1, 2005, the board of directors of Reddy Holdings has declared the following dividends on the Company’s common stock:

		Dividend	Dividend	Total
Declaration Date	Record Date	Payable Date	Per share	Dividend
August 11, 2005	September 30, 2005	October 17, 2005	$0.20788	$4.5 million
December 15, 2005	December 30, 2005	January 17, 2006	$0.3825	$8.3 million
March 15, 2006	March 31, 2006	April 17, 2006	$0.3825	$8.3 million
June 15, 2006	June 30, 2006	July 17, 2006	$0.4000	$8.7 million
September 15, 2006	September 29, 2006	October 16, 2006	$0.4000	$8.8 million

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005

On November 3, 2005, 9,300 unrestricted common shares were granted to certain employees under the 2005 Equity Incentive Plan. Restricted share units (“RSUs”) have been granted to certain employees and the independent directors of Reddy Holdings in the following amounts: 682,000 RSUs on November 3, 2005, 10,000 RSUs on November 15, 2005, 9,625 RSUs on February 22, 2006, 13,650 RSUs on August 12, 2006, 4,500 RSUs on September 1, 2006 and 2,250 RSUs on September 29, 2006. Each RSU provides for the grant of one share of unrestricted common stock on the date that the vesting terms of each RSU is satisfied.

Generally, fifty percent of each award of RSUs (the “Time-vested RSUs”) will vest in four equal annual installments beginning on August 12, 2006 and continuing on August 12 of each of the following three years, provided the recipient remains employed with the Company through such vesting dates. The remaining fifty percent of each award of RSUs (the “Performance-vested RSUs”) will vest in four equal annual installments beginning on August 12, 2006 and continuing on August 12 of each of the following three years, provided the recipient remains employed with the Company through such vesting dates and the applicable performance condition for the applicable vesting period is met. The performance condition for each vesting period will be based on the Company’s earned distributable cash per share (as defined in the related restricted share unit agreement) for such vesting period. Each vesting period will begin on July 1 and end on June 30 of the subsequent year. All RSUs will immediately vest in full, and shares will be distributed, at the time of a Change in Control (as defined in the 2005 Equity Incentive Plan). If in any performance period the performance condition for a subsequent performance period is achieved, Performance-vested RSUs will be entitled to dividend equivalent rights in the subsequent performance period equal to the dividends which would be payable on the shares of common stock represented by the RSUs subject to vesting in that period. Payments of such dividend equivalents will be made in cash to the holders of RSUs at the time of actual dividend payments and will not be subject to vesting. Time-vested RSUs will not be entitled to dividend equivalent rights. Based on the Company’s financial results for the vesting period ended June 30, 2006, the performance condition for the Performance-vested RSUs eligible for vesting on August 12, 2006 was met. A total of 172,375 Time-vested RSUs and Performance-vested RSUs vested on August 12, 2006. Furthermore, the performance targets for the remaining three vesting periods were met as of June 30, 2006. Therefore, the holders of unvested Performance-based RSUs will be entitled to dividend equivalent payments for the period from July 1, 2006 to June 30, 2007.

Compensation expense associated with the 2005 Equity Incentive Plan was $0.9 million and $2.9 million during the three and nine months ended September 30, 2006, respectively. Such compensation expense was recorded in “Operating Expenses” in the consolidated statements of operations. Approximately twenty-five percent of the Time-vested RSUs are being expensed during each twelve-month period ending August 12 in 2006 to 2009. Performance-vested RSUs are being expensed on the same basis as the first annual installment met the performance condition as of June 30, 2006 and it is management’s belief that the performance condition for each subsequent period will also be met. As of September 30, 2006, 538,950 shares were reserved for issuance and 29,375 shares were available for grant under the 2005 Equity Incentive Plan.

2003 Stock Option Plan.   The 2003 Stock Option Plan was amended on August 8, 2005 (see Note 6). On August 12, 2005, all outstanding options under the 2003 Stock Option Plan were exercised in exchange for restricted shares (see Note 6). At September 30, 2006, 57,883 shares of common stock were available for grant under the 2003 Stock Option Plan. The Company does not intend to make any additional grants under this plan. Compensation expense associated with the 2003 Stock Option Plan was $0.3 million during

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005

the three months ended September 30, 2006 and 2005 and $0.8 million during the nine months ended September 30, 2006 and 2005, excluding the effect of the acceleration of vesting schedules discussed in Note 6. Such compensation expense was recorded in “Operating Expenses” in the consolidated statements of operations.

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

8.                 Earnings Per Share

The computation of net income (loss) per share is based on net income (loss) divided by the weighted average number of shares outstanding. For the three and nine months ended September 30, 2005, there were 0.3 million and 1.4 million shares, respectively, of dilutive securities which are not included in the computation of diluted net loss per share as their effect would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Earnings (loss) for basic and diluted computation:
Net income (loss)	$15,072	$(3,093)	$19,546	$(7,878)
Basic earnings (loss) per share:
Weighted average common shares outstanding	21,454	18,054	21,331	15,254
Net income (loss)	$0.70	$(0.17)	$0.92	$(0.52)
Diluted earnings (loss) per share:
Weighted average common shares outstanding	21,454	18,054	21,331	15,254
Shares issuable from assumed conversion of restricted stock and restricted stock units	320	—	353	—
Weighted average common shares outstanding, as adjusted	21,774	18,054	21,684	15,254
Net income (loss)	$0.69	$(0.17)	$0.90	$(0.52)

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005

9.                 Income Taxes

The Company’s effective tax rate differs from the federal statutory income tax rate of 35% due to state income taxes and the effect of permanent differences, primarily the non-deductible portion of the interest expense recognized on the 10½% Senior Discount Notes. The effective rate for the three and nine months ended September 30, 2006 includes the effect of the recent Texas corporate tax legislation, enacted on May 18, 2006, which changes the existing Texas franchise tax from a tax based on net income or taxable capital to an income tax based on a defined calculation of gross margin (the “Margin Tax”). The effective date of the new legislation is January 1, 2008, which means that the Company will file its first Margin Tax return on May 15, 2008 based on its 2007 results.

In connection with the vesting of restricted stock on February 28, 2006 (see Note 6) and August 12, 2006 (see Note 7), the Company realized an excess tax benefit of $4.2 million. Because the Company is not currently making cash payments for income taxes due to its net operating loss (“NOL”) carryforwards, such excess benefit has not been recognized in the Company’s financial statements and is being reported as a “suspended NOL carryforward” in the footnotes to the consolidated financial statements in accordance with SFAS No. 123(R).

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that this standard may have on its results of operations and financial position.

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

11.          Segment Information

The Company has two reportable segments: (1) ice products and (2) non-ice products and services. Ice products include the manufacture and distribution of packaged ice products through traditional ice manufacturing and delivery and The Ice Factory®, which is a proprietary machine that produces, packages, stores and merchandises ice at the point of sale through an automated, self-contained system. Non-ice products and services include refrigerated warehousing for third parties and the manufacturing and sale of bottled water.

The Company evaluates the performance of each segment based on earnings before interest, taxes, depreciation, amortization, gain or loss on disposition of assets, impairment of assets, loss on

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005

extinguishment of debt and management agreement termination fees and transaction bonuses and expenses (“Segment EBITDA”). Segment assets are not a factor in the evaluation of performance. There were no intersegment sales during the three and nine months ended September 30, 2006 and 2005.

Segment information for the three months ended September 30, 2006 and 2005 was as follows:

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	Ice	Non-Ice	Total	Ice	Non-Ice	Total
	(in thousands)
Revenues	$122,923	$3,140	$126,063	$122,314	$4,248	$126,562
Cost of sales (excluding depreciation)	70,196	2,218	72,414	66,303	2,770	69,073
Operating expenses	11,933	413	12,346	12,581	530	13,111
Segment EBITDA	$40,794	$509	$41,303	$43,430	$948	$44,378
Total assets	$605,187	$20,775	$625,962	$588,355	$25,390	$613,745

Segment information for the nine months ended September 30, 2006 and 2005 was as follows:

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Ice	Non-Ice	Total	Ice	Non-Ice	Total
	(in thousands)
Revenues	$274,509	$9,938	$284,447	$247,890	$11,039	$258,929
Cost of sales (excluding depreciation)	164,465	6,506	170,971	146,675	7,176	153,851
Operating expenses	36,213	1,320	37,533	29,745	1,500	31,245
Segment EBITDA	$73,831	$2,112	$75,943	$71,470	$2,363	$73,833
Total assets	$605,187	$20,775	$625,962	$588,355	$25,390	$613,745

The reconciliation of Total Segment EBITDA to net income (loss) for the three and nine month periods ended September 30, 2006 and 2005 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Total Segment EBITDA	$41,303	$44,378	$75,943	$73,833
Depreciation expense related to cost of sales	(4,818)	(4,716)	(14,479)	(14,191)
Depreciation and amortization expense	(1,504)	(1,413)	(4,403)	(4,280)
Loss on dispositions of assets	(16)	(804)	(131)	(991)
Impairment of assets	(3,348)	—	(3,718)	(5,725)
Management agreement termination fees and transaction bonuses and expenses	—	(6,171)	—	(6,171)
Loss on extinguishment of debt	—	(28,189)	—	(28,189)
Interest expense	(7,304)	(8,389)	(21,636)	(27,526)
Income tax benefit (expense)	(9,241)	2,211	(12,030)	5,362
Net income (loss)	$15,072	$(3,093)	$19,546	$(7,878)

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005

12.          Impairment of Assets

Due to a significant reduction in bottled water sales volumes related to the loss of that operation’s largest customer, the Company evaluated the goodwill recorded in the bottled water portion of its non-ice business segment in accordance with SFAS No. 142, “Goodwill and Other Intangibles” as of September 30, 2006. The goodwill was valued using a market valuation approach based on valuations of comparable businesses, multiples of earnings of comparable businesses and discounted cash flows. As a result of such evaluation, the Company recorded a non-cash impairment charge of $3.3 million during the three months ended September 30, 2006.

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

General

Overview.   We are the largest manufacturer and distributor of packaged ice in the United States and currently serve approximately 82,000 customer locations in 31 states and the District of Columbia. We operate in two business segments—ice products and non-ice products and operations. Ice products accounted for approximately 97% of our revenues in the nine months ended September 30, 2006 and 96% of revenues in the nine months ended September 30, 2005. Our ice products business consists of:

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

Operating Expenses.   Our operating expenses are costs associated with selling, general and administrative functions. These costs include executive officers’ compensation, office and administrative salaries, insurance, legal and other professional services and costs associated with leasing office space. Labor costs, including associated payroll taxes and benefit costs but excluding non-cash stock-based compensation expense, included in operating expenses represented approximately 7% of revenues in the nine months ended September 30, 2006 and 2005.

Facilities.   At September 30, 2006, we owned or operated 60 ice manufacturing facilities, 57 distribution centers, approximately 79,000 merchandisers (cold storage units installed at customer locations), approximately 3,000 Ice Factories, five refrigerated warehouses and one bottled water plant. As of the same date, we had an aggregate daily ice manufacturing capacity of approximately 17,000 tons.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

	Three Months Ended
	September 30,		Change from Last Year
	2006	2005	Dollars	%
	(in thousands)
Consolidated Results
Revenues	$126,063	$126,562	$(499)	(0.4)
Cost of sales (excluding depreciation)	72,414	69,073	3,341	4.8
Depreciation expense related to cost of sales	4,818	4,716	102	2.2
Gross profit	48,831	52,773	(3,942)	(7.5)
Operating expenses	12,346	13,111	(765)	(5.8)
Depreciation and amortization expense	1,504	1,413	91	6.4
Loss on dispositions of assets	16	804	(788)	(98.0)
Impairment of assets	3,348	—	3,348	—
Management agreement termination fees and transaction bonuses and expenses	—	6,171	(6,171)	(100.0)
Income from operations	31,617	31,274	343	1.1
Loss on extinguishment of debt	—	28,189	(28,189)	(100.0)
Interest expense	7,304	8,389	(1,085)	(12.9)
Income (loss) before income taxes	24,313	(5,304)	29,617	558.4
Income tax benefit (expense)	(9,241)	2,211	(11,452)	(518.0)
Net income (loss)	$15,072	$(3,093)	$18,165	587.3
Ice Operations:
Revenues	$122,923	$122,314	$609	0.5
Cost of sales (excluding depreciation)	70,196	66,303	3,893	5.9
Depreciation expense related to cost of sales	4,569	4,445	124	2.8
Gross profit	48,158	51,566	(3,408)	(6.6)
Operating expenses	11,933	12,581	(648)	(5.2)
Non-Ice Operations:
Revenues	$3,140	$4,248	$(1,108)	(26.1)
Cost of sales (excluding depreciation)	2,218	2,770	(552)	(19.9)
Depreciation expense related to cost of sales	249	271	(22)	(8.1)
Gross profit	673	1,207	(534)	(44.2)
Operating expenses	413	530	(117)	(22.1)

Revenues:   Revenues decreased $0.5 million from the three months ended September 30, 2005 to the three months ended September 30, 2006. This decrease is due to a $1.1 million reduction in the revenues of our non-ice operations, driven primarily by the loss of the bottled water operation’s largest customer, partially offset by a $0.6 million increase in revenues in our ice operations. The increase in ice operations revenues is related to higher average pricing and the effects of acquisitions completed during the last half of 2005 and 2006 (approximately $2.0 million), offset by volume reductions related to significantly less favorable weather patterns in most our markets in the month of September.

Cost of Sales (Excluding Depreciation):   Cost of sales (excluding depreciation) increased $3.3 million from the three months ended September 30, 2005 to the three months ended September 30, 2006. This increase in cost of sales is primarily due to increased unit costs of plastic bags, electricity, fuel, and third party distribution expenses in our ice business. Acquired ice operations represented approximately $1.2 million of the increase. Offsetting these increases was a $0.6 million reduction of costs in our non-ice businesses, primarily in our bottled water operation in connection with the loss that operation’s largest customer.

Labor costs, including associated payroll taxes and benefit costs (including health insurance), accounted for approximately 20% of revenues in the three months ended September 30, 2006 and 2005. Cost of plastic bags represented 7% of revenues in the three months ended September 30, 2006 and 2005. Fuel expenses represented approximately 4% and 3% of revenues in the three months ended September 30, 2006 and 2005, respectively. Expenses for independent third party distribution services represented approximately 6% and 5% of revenues in the three months ended September 30, 2006 and 2005, respectively. Electricity expense represented approximately 6% and 5% of revenues in the three months ended September 30, 2006 and 2005, respectively.

Depreciation Expense Related to Cost of Sales:   Depreciation expense related to cost of sales increased  $0.1 million due to additional depreciation expense associated with production and distribution equipment placed in service during 2005 and the first nine months of 2006, partially offset by the effect of asset dispositions and assets becoming fully depreciated.

Operating Expenses:   Operating expenses decreased $0.8 million from the three months ended September 30, 2005 to the three months ended September 30, 2006. This decrease is primarily due to a decrease of $1.2 million in accrued incentive compensation and a $0.3 million decrease in bad debt expense, offset by an increase of $0.4 million in non-cash stock-based compensation expense and an additional $0.3 million in labor and other costs.

Depreciation and Amortization:   Depreciation and amortization increased $0.1 million from the three months ended September 30, 2005 to the three months ended September 30, 2006. This increase is primarily due to additional amortization expense associated with the intangible assets recorded in connection with the acquisitions completed during 2005 and the nine months ended September 30, 2006.

Impairment of Assets:   During the three months ended September 30, 2006, we recorded a non-cash goodwill impairment charge of $3.3 million in the bottled water portion of our non-ice business segment in accordance with SFAS No. 142, “Goodwill and Other Intangibles” as a result of the loss of a significant customer.

Interest Expense:   Interest expense decreased $1.1 million from the three months ended September 30, 2005 to the three months ended September 30, 2006, primarily due to the repurchase of substantially all of our 87/3% senior subordinated notes on August 15, 2005, partially offset by a $1.5 million increase in term loan interest related to increased principle balances subsequent to the refinancing of the credit facility in August 2005 and the effect of higher interest rates on the unhedged portion of our variable rate debt.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

	Nine Months Ended
	September 30,		Change from Last Year
	2006	2005	Dollars	%
	(in thousands)
Consolidated Results
Revenues	$284,447	$258,929	$25,518	9.9
Cost of sales (excluding depreciation)	170,971	153,851	17,120	11.1
Depreciation expense related to cost of sales	14,479	14,191	288	2.0
Gross profit	98,997	90,887	8,110	8.9
Operating expenses	37,533	31,245	6,288	20.1
Depreciation and amortization expense	4,403	4,280	123	2.9
Loss on dispositions of assets	131	991	(860)	(86.8)
Impairment of assets	3,718	5,725	(2,007)	(35.1)
Management termination fees and transaction bonuses and expenses	—	6,171	(6,171)	(100.0)
Income from operations	53,212	42,475	10,737	25.3
Loss on extinguishment of debt	—	28,189	(28,189)	(100.0)
Interest expense	21,636	27,526	(5,890)	(21.4)
Income (loss) before income taxes	31,576	(13,240)	44,816	338.5
Income tax benefit (expense)	(12,030)	5,362	(17,392)	(324.4)
Net income (loss)	$19,546	$(7,878)	$27,424	348.1
Ice Operations:
Revenues	$274,509	$247,890	$26,619	10.7
Cost of sales (excluding depreciation)	164,465	146,675	17,790	12.1
Depreciation expense related to cost of sales	13,742	13,373	369	2.8
Gross profit	96,302	87,842	8,460	9.6
Operating expenses	36,213	29,745	6,468	21.7
Non-Ice Operations:
Revenues	$9,938	$11,039	$(1,101)	(10.0)
Cost of sales (excluding depreciation)	6,506	7,176	(670)	(9.3)
Depreciation expense related to cost of sales	737	818	(81)	(9.9)
Gross profit	2,695	3,045	(350)	(11.5)
Operating expenses	1,320	1,500	(180)	(12.0)

Revenues:   Revenues increased $25.5 million from the nine months ended September 30, 2005 to the nine months ended September 30, 2006. This increase is primarily due to increases in ice volume sales due to significantly warmer and drier average weather conditions in our markets (especially during the months of April and May 2006), the continuing positive effects of package sizing initiatives, which consists primarily of converting a portion of our ice sales from seven pound to ten pound bags, the effects of the higher average pricing, and the effects of acquisitions completed during the nine months ended September 30, 2006. Approximately $3.2 million of the increase was due to acquisitions. Within our non-ice segment, revenues decreased $1.1 million, primarily in our bottled water operation as a result of the loss of that operation’s largest customer during the three months ended September 30, 2006.

Cost of Sales (Excluding Depreciation):   Cost of sales (excluding depreciation) increased $17.1 million from the nine months ended September 30, 2005 to the nine months ended September 30, 2006. This increase in cost of sales is primarily due to increased costs of plastic bags, electricity, fuel, ice transport and third party distribution expense related to sales volume increases. The unit costs of plastic bags, fuel, electricity and third part distribution costs also increased, primarily due to higher market prices of energy related items. Acquired ice operations represented approximately $2.0 million of the increase.

Labor costs, including associated payroll taxes and benefit costs (including health insurance), accounted for approximately 22% and 23% of revenues in the nine months ended September 30, 2006 and 2005, respectively. Cost of plastic bags represented approximately 7% of revenues in the nine months ended September 30, 2006 and 2005. Fuel expenses represented approximately 4% and 3% of revenues in the nine months ended September 30, 2006 and 2005, respectively. Expenses for independent third party distribution services represented approximately 6% of revenues in the nine months ended September 30, 2006 and 2005. Electricity expense represented approximately 5% of revenues in the nine months ended September 30, 2006 and 2005.

Depreciation Expense Related to Cost of Sales:   Depreciation expense related to cost of sales increased $0.3 million due to additional depreciation expense associated with production and distribution equipment placed in service during 2005 and 2006, partially offset by the effect of asset dispositions and assets becoming fully depreciated.

Operating Expenses:   Operating expenses increased $6.3 million from the nine months ended September 30, 2005 to the nine months ended September 30, 2006. This increase is primarily due to an increase of $2.4 million in non-cash stock-based compensation expense, an increase of $1.8 million in accrued incentive compensation, an additional $0.6 million in labor costs and an increase of $2.0 million in professional services and insurance, which was partially offset by reductions in bad debt and other expenses of $0.5 million. Included in professional services is $1.2 million of costs incurred during the three months ended June 30, 2006 related to the secondary stock offering and to a potential acquisition which was not completed.

Depreciation and Amortization:   Depreciation and amortization increased $0.1 million from the nine months ended September 30, 2005 to the nine months ended September 30, 2006. This increase was primarily due to additional amortization expense associated with the intangible assets recorded in connection with the acquisitions completed in 2005 and the first nine months of 2006.

Impairment of Assets:   During the nine months ended September 30, 2006, we recorded a non-cash goodwill impairment charge of $3.3 million in the bottled water portion of our non-ice business segment in accordance with SFAS No. 142, “Goodwill and Other Intangibles” as a result of a significant reduction in sales volumes related to the loss of that operation’s most significant customer. We also reviewed two pieces of real estate during the nine months ended September 30, 2006 in our ice business segment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as a result of a pending sale of one property and physical damage to another. As a result of this review, we recorded an impairment charge of $0.4 million.

During the nine months ended September 30, 2005, we also recorded a non-cash goodwill impairment charge of $5.7 million in the cold storage portion of our non-ice business segment in accordance with SFAS No. 142 as a result of the loss of one of that business’ significant customers.

Interest expense:   Interest expense decreased $5.9 million from the nine months ended September 30, 2005 to the nine months ended September 30, 2006, primarily due to the repurchase of substantially all of our 8 7/8% senior subordinated notes on August 15, 2005, partially offset by a $4.6 million increase in term loan interest related to increased principle balances subsequent to the refinancing of the credit facility in August 2005 and the effect of higher interest rates on the unhedged portion of our variable rate debt.

Liquidity and Capital Resources

We generate cash from the sale of packaged ice through traditional delivery methods, by which we manufacture, package and store ice at a central facility and transport it to our customers’ retail locations when needed, and through Ice Factories, which manufacture, package and store ice in our customers’ retail locations. Our primary uses of cash are (a) cost of sales, (b) operating expenses, (c) debt service, (d) dividends on our common stock, (e) capital expenditures related to replacing and modernizing the capital equipment in our traditional ice plants and acquiring and installing additional Ice Factories and (f) acquisitions. Historically, we have financed our capital and working capital requirements, including our acquisitions, through a combination of cash flows from operations, borrowings under our revolving credit facility and operating leases.

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

During the nine months ended September 30, 2006, capital expenditures totaled $15.3 million. As we have consolidated acquisitions into the existing company infrastructure, we have identified non-core and excess assets which can be disposed of. From time to time, we also dispose of other assets which are no longer useful in our operations. As a result of dispositions of these non-core and excess assets, we realized proceeds of approximately $0.7 million in the nine months ended September 30, 2006. As a result, our net capital expenditures in the nine months ended September 30, 2006 were $14.6 million.

In the nine months ended September 30, 2006, we completed the acquisitions of nine ice companies for a total cash purchase price of approximately $12.8 million, including direct acquisition costs of $0.3 million. We will continue to evaluate acquisition opportunities as they become available. In conjunction with these evaluations, we will consider our liquidity, availability under Reddy Group’s senior credit facility, mandatory principal repayments under our debt agreements and the availability of other capital resources.

Cash Flows for the Nine Months Ended September 30, 2006 and 2005

Net cash provided by operating activities was $54.1 million and $32.3 million in the nine months ended September 30, 2006 and 2005, respectively. The increase was primarily due to an increase in net income of $27.4 million, from a loss of $7.9 million in the nine months ended September 30, 2005 to net income of $19.5 million in the nine months ended September 30, 2006, related to the loss on extinguishment of debt of $28.2 million in 2005 that did not repeat in 2006. In addition to this increase in income, there was a $6.6 million decrease in cash used by changes in working capital.

Net cash used in investing activities was $27.3 million and $17.2 million in the nine months ended September 30, 2006 and 2005, respectively. The increase in net cash used in investing activities was primarily due to an increase in acquisitions. During the nine months ended September 30, 2006, we completed nine acquisitions for a total cost of $12.8 million. During the same period in 2005, we completed two acquisitions and the purchase of leased assets for a total cost of $3.4 million.

Net cash used in financing activities was $26.5 million and $0.8 million in the nine months ended September 30, 2006 and 2005, respectively. The increase in cash used in financing activities is primarily due to the payment of $25.2 million of dividends to our common stockholders and the repurchase of common stock for $1.0 million in nine months ended September 30, 2006, while the combination of Reddy Holding’s initial public offering of its common stock, employee stock option exercises and debt refinancing resulted in a net use of cash of only $0.8 million in the nine months ended September 30, 2006.

Long-term Debt and Other Obligations

Overview.   At September 30, 2006, we had approximately $361.7 million of total debt outstanding as follows (in thousands):

Credit Facility—Term Loans due 2012	$240,000
Revolving Line of Credit due 2010	—
10½% Senior Discount Notes due 2012, net of unamortized discount of $28,873	121,627
Other	115
Total debt	$361,742

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

In addition, regardless of whether we could make any restricted payments under the buildup amount provision referred to above, we may (1) make dividend payments at any time in an aggregate amount of up to $15.0 million if no default has occurred and is continuing under the indenture and (2) following our initial public offering, pay dividends on our capital stock of up to 6.0% per year of the cash proceeds (net of underwriters’ fees, discounts, commissions or other expenses paid by us) received by us from all such public equity offerings subject to specified conditions. Accordingly, we are able to pay approximately $7.0 million annually in dividends under this 6.0% provision. However, the amount of dividend payments permitted under this 6.0% provision will correspondingly reduce the amount we would otherwise have available to us under the buildup amount for restricted payments, including dividends. At September 30, 2006, Reddy Holdings had $8.0 million of cash on hand that was not subject to any restrictions under Reddy Group’s senior credit facility.

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

At September 30, 2006, we had $53.2 million of availability under the revolving credit facility, which was net of outstanding standby letters of credit of $6.8 million. The standby letters of credit are used primarily to secure certain insurance obligations. In connection with the renewal of certain insurance policies in the second and third quarters of 2006, our outstanding standby letters of credit will increase through the first quarter of 2007. However, later in 2006, this additional new collateral will be partially offset by reductions in collateral related to earlier policy years. We currently expect outstanding standby letters of credit to reach a maximum of approximately $7.7 million during the fourth quarter of 2006.

Principal balances outstanding under the revolving credit facility bear interest per annum, at our option, at the sum of the base rate plus 0.75% or LIBOR plus 1.75%. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%. At September 30, 2006, the weighted average interest rate of borrowings outstanding under the senior credit facility was 7.25%. Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the LIBOR loan exceeds 90 days. Reddy Group pays a quarterly fee on the average availability under our existing revolving credit facility based on an annual rate of 0.5%. Except as described below, the terms of the senior credit facility prohibit Reddy Group from paying dividends and otherwise transferring assets to Reddy Holdings, except for certain limited dividends, the proceeds of which must be used to maintain Reddy Holdings’ corporate existence.

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

The senior credit facility contains financial covenants, which include the maintenance of certain financial ratios, as defined in the senior credit facility, and is collateralized by substantially all of Reddy Group’s assets and the capital stock of all of its subsidiaries. Reddy Holdings guarantees Reddy Group’s senior credit facility and such guarantee is secured by the capital stock of Reddy Group. At September 30, 2006, Reddy Group was in compliance with these covenants.

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

The following table presents Adjusted EBITDA on a pro forma basis after giving effect to the adjustments permitted under the description of the definition of Adjusted EBITDA set forth above. Adjusted EBITDA is different from EBITDA that is derived solely from GAAP components. Adjusted EBITDA should not be construed as an alternative to net loss, cash flows from operations or net cash from operating or investing activities as defined by GAAP, and it is not necessarily indicative of cash available to fund our cash needs as determined in accordance with GAAP. In addition, not all companies use identical calculations, and this presentation may not be comparable to similarly titled measures of other companies. A reconciliation of net income to EBITDA and Adjusted EBITDA follows the table.

Twelve Months
Ended September 30,
2006
(in thousands)
Pro forma adjusted EBITDA	$89,945
Total leverage ratio	2.7:1.0
Interest coverage ratio	5.7:1.0

The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA:

Twelve Months
Ended September 30,
2006
(in thousands)
Net income	$15,307
Depreciation expense related to cost of sales	19,126
Depreciation and amortization expense	5,814
Interest expense	28,531
Income tax benefit	10,144
EBITDA	78,922
Other non-cash charges:
Stock-based compensation expense	4,851
Loss on dispositions of assets	988
Loss on extinguishment of debt	—
Impairment of assets	3,718
Transaction expenses(a)	649
Adjusted EBITDA	$89,128
Acquisition adjustments(b)	817
Pro forma adjusted EBITDA	$89,945

(a)           Represents costs related to the secondary stock offering which closed on May 30, 2006. The secondary offering costs were paid by Reddy Holdings from the excess cash remaining from the proceeds of the initial public offering of its common stock in August 2005.

(b)          Represents the incremental Adjusted EBITDA of acquired businesses as if each acquisition had been consummated on the first day of the period presented. All acquisitions included herein were consummated on or before September 30, 2006.

Interest Rate Hedging Agreement

Effective September 12, 2005, Reddy Group entered into an interest rate hedging agreement (the “Hedge”) to fix the interest rate on a portion of our term loan facility. The Hedge has a term of three years and ten months and an initial notional balance of $220 million. The notional balance decreases by $20 million on October 12 of each of the next three years, beginning on October 12, 2006. Reddy Group pays a fixed rate of 4.431% on the notional balance outstanding and receives an amount equal to 3-month LIBOR. Any net payable or receivable amount is settled quarterly. If Reddy Group had been required to settle the Hedge as of September 30, 2006, it would have received $2.6 million. The fair value of the Hedge is included in the caption “Other Assets” in the consolidated balance sheet. Changes in the fair value of the Hedge are recorded as “Other Comprehensive Income” in the consolidated statement of stockholders’ equity. Reddy Group is exposed to risk of loss in the event of non-performance by the counterparty to the Hedge; however, we do not anticipate non-performance by the counterparty.

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

Based on our expected level of operations, we believe that cash flows from operations, together with available borrowings under our revolving credit facility, will be adequate to meet our future liquidity needs for at least the next twelve months. As of November 1, 2006, we had approximately $31 million of cash on hand and $52.8 million of availability under our revolving credit facility, which reflected outstanding standby letters of credit of $7.2 million. As part of our ongoing acquisition program, we are currently pursuing several small acquisition opportunities which are in various stages of negotiations. If we are successful in completing any of these transactions or a series of transactions, borrowings under our revolving credit facility may be required.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact that this standard may have on our results of operations and financial position.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework and for measuring fair value in generally accepted accounting principles and expands disclosures about fair value estimates. This standard is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that this standard may have on our results of operations and financial position.

In September 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements. SAB 108 is  effective for fiscal years beginning after November 15, 2006. We are currently evaluating the impact that this standard may have on our results of operations and financial position.

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

Effective September 12, 2005, we entered into an interest rate hedging agreement (the “Hedge”) to fix the interest rate on a portion of the term loan outstanding under the senior credit facility. The Hedge has a term of three years, ten months and an initial notional balance of $220 million. The notional balance decreases by $20 million on each October 12 during 2006-2008. We pay a fixed rate of 4.431% on the notional amount and receive an amount equal to 3-month LIBOR. Any net payable or receivable amount is settled quarterly. If we had been required to settle the Hedge as of September 30, 2006, we would have received $2.6 million. Reddy Group is exposed to risk of loss in the event of non-performance by the counterparty to the Hedge. However, we do not anticipate non-performance by the counterparty.

As of September 30, 2006, the senior credit facility had an outstanding principal balance of $240.0 million at a weighted average interest rate of 7.25% per annum. At September 30, 2006, the 30-day LIBOR rate was 5.32%. If LIBOR were to increase by 1% from that level, the annual increase in interest expense, given our principal balances at September 30, 2006 and the effect of the Hedge, would be approximately $0.2 million.

Item 4.                        Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006 to ensure that information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure. It should be noted, however, that the design of any system of controls is limited in its ability to detect errors, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Sales of a substantial number of shares of common stock in the public market by our current stockholders, or the threat that substantial sales may occur, could cause the market price of our common stock to decrease significantly or make it difficult for us to raise additional capital by selling stock. In connection with the secondary stock offering completed in May 2006, our directors and executive officers, as well as the selling stockholders in the offering, entered into 90-day lock-up agreements at the request of the underwriters. As of August 21, 2006, those parties became eligible to sell in the public market an aggregate of 5,004,251 shares of our common stock that they held after the offering, subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144 under the Securities Act of 1933.

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

For the first nine months of 2006, the average daily trading volume for our common stock as reported by the New York Stock Exchange was approximately 114,000 shares. As a result, relatively small trades may have a significant impact on the price of our common stock.

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

REDDY ICE HOLDINGS, INC.
Date: November 2, 2006	By:	/s/ WILLIAM P. BRICK
William P. Brick
Chief Executive Officer
Date: November 2, 2006	By:	/s/ STEVEN J. JANUSEK
Steven J. Janusek
Chief Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description
31.1†	Rule 15d-14(a) Certification of Chief Executive Officer.
31.2†	Rule 15d-14(a) Certification of Chief Financial Officer.
32.1†	Rule 1350 Certification of Chief Executive Officer.
32.2†	Rule 1350 Certification of Chief Financial Officer.

†                    Filed herewith.