Form 10-K
period 2006-12-31
REDDY ICE HOLDINGS INC
filed 2007-03-14
CIK 1268984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates as of June 30, 2006 was approximately $282.3 million, using the closing price per share of $20.35, as reported on the New York Stock Exchange as of such date.

The number of shares of registrant’s common stock outstanding as of March 9, 2007 was 21,809,395.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates certain information by reference to the Proxy Statement for the 2007 Annual Meeting of Stockholders

REDDY ICE HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2006

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

•       weather conditions;

•       the ability of our subsidiary to make distributions to us in amounts sufficient to make dividend payments to our stockholders in accordance with our dividend policy;

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

WEBSITE ACCESS TO COMPANY’S REPORTS

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

PART I

ITEM 1.                Business

BUSINESS

Overview

We are the largest manufacturer and distributor of packaged ice in the United States, serving approximately 82,000 customer locations in 31 states and the District of Columbia under the Reddy Ice® brand name. Our principal product is ice packaged in seven to fifty pound bags, which we sell to a highly diversified customer base, including supermarkets, mass merchants and convenience stores. For the year ended December 31, 2006, we sold approximately 1.9 million tons of ice. Our products are primarily sold throughout the southern United States (the “Sun Belt”), one of the most attractive regions in the country for packaged ice sales due to warm weather, extended peak selling seasons and favorable population growth patterns. Population growth is one of the primary drivers for growth in demand for packaged ice, and we operate in many of the fastest growing metropolitan areas in the United States. In addition, our broad geographic reach helps insulate us from the impact of cool or rainy weather in any particular region. No other manufacturer and distributor of packaged ice in the United States has the geographic presence, infrastructure or capacity necessary to meet the multi-state demands of customers in our markets.

Our business is characterized by consistent annual customer demand, attractive margins and modest annual capital requirements. Based on past experience, retail consumer demand for packaged ice is relatively unaffected by adverse economic conditions due to its low cost and the lack of readily available substitutes. For the year ended December 31, 2006, we had revenues and net income of $346.0 million and $14.7 million, respectively.

We operate in two business segments: ice products and non-ice products and operations. Ice products accounted for approximately 96% of our total revenues in 2006. This segment consists of the traditional manufacture and delivery of ice from a central point of production to the point of sale as well as sales from The Ice Factory® machines, our proprietary equipment located in our customers’ high volume locations that produce, package and store ice through an automated, self-contained process. In 2006, traditional ice manufacturing and Ice Factory sales accounted for approximately 90% and 10% of our ice product revenues, respectively. Non-ice products and operations consist of refrigerated warehousing and the manufacture and sale of bottled water.

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

We have built a strong and loyal customer base by providing a high level of service and quality at competitive prices utilizing our extensive network of ice manufacturing plants and distribution centers. We have a diverse customer base and long-standing relationships with our customers across all major retail channels as evidenced by our high retention rates with prominent supermarkets, mass merchants and convenience stores such as Albertson’s, Circle-K, ExxonMobil, Food Lion, Kroger, 7-Eleven and Wal-Mart. Our largest customer, Wal-Mart and Sam’s Club on a combined basis, accounted for approximately 11% of our revenue in 2006 and 2005. Most of our major customers, including nineteen of our top twenty retail ice customers in terms of revenues, have purchased ice from us and our predecessor companies for over a decade. Within our markets, we are generally the sole supplier of packaged ice to the majority of our top twenty retail ice customers. The percentage of our total revenues derived from and volume sold to national and regional convenience and grocery store chains has grown over the last several years as each of these retail channels has consolidated. We have benefited from supplying these national and regional retailers as many of these customers have grown at rates in excess of industry averages.

At March 9, 2007, we owned or operated 63 ice manufacturing facilities, 59 distribution centers, approximately 79,000 merchandisers (cold storage units installed at customer locations), approximately 3,000 Ice Factories, five refrigerated warehouses and one bottled water plant. As of the same date, we had an aggregate daily ice manufacturing capacity of approximately 17,000 tons.

Industry Overview

We estimate that the annual wholesale market for packaged ice is approximately $1.8 billion, which includes manufacturers such as ourselves and in-house production, primarily by small retail operations and, to a lesser extent, by large retailers. The packaged ice industry is highly fragmented and is led by us and two multi-state operators. The industry includes numerous local and regional companies of varying size and resources, with most ice manufacturers having annual revenues of less than $1 million.

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

Growth from Outsourcing Trends of Large Retailers.   Several large retailers continue to produce packaged ice in-house. Consistent with general outsourcing trends among retailers, we have assumed certain ice supply requirements in the past for a number of large retail chains that previously operated captive ice manufacturing facilities, including Albertson’s, HEB and Safeway. We should be able to capture additional volume from new and existing customers if retailers continue to choose to outsource and focus on their core competencies.

Selectively Pursuing Acquisitions.   The packaged ice industry continues to be highly fragmented. We will continue to pursue strategic acquisitions in existing or adjacent geographic markets that enhance the density of our distribution routes, provide capacity rationalization opportunities, increase our market penetration in existing markets or expand our presence in contiguous markets. Through March 9, 2007, we have completed five acquisitions with an aggregate acquisition cost of approximately $11.3 million. In 2006, we acquired ten businesses for purchase prices aggregating approximately $12.9 million, including direct acquisition costs of $0.3 million. In 2005, we acquired two businesses for total acquisition costs of approximately $0.9 million and purchased certain leased real estate assets for a purchase price of $2.5 million. In addition, we made 11 acquisitions in 2004, for purchase prices aggregating $16.9 million. We completed the integration of these acquisitions with our operations, financial and management systems and customer service departments during the year in which these acquisitions were consummated.

Continuing Efficiency Improvements.   In the last six years, we have consolidated our ice manufacturing and distribution facilities, reducing the total number of facilities (including all acquired facilities) from 148 to 122 at March 9, 2007. As we have reduced the number of facilities, we have increased our overall capacity by relocating equipment and investing in new equipment. We have identified several opportunities for continued facility consolidations that we expect can be implemented without a significant increase in capital expenditures. In addition, we believe there are opportunities for continued efficiency improvements through distribution route optimization, the introduction of new technologies and processes in our plants and consolidation of administrative functions.

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

We continue to broaden our product offerings through the introduction of new sizes of bagged cubed ice as well as new ice products. New bag sizes such as ten-pound bags of cubed ice may offer an opportunity to enhance revenue and income from operations. In 2006, sales of ten-pound bags of cubed ice accounted for approximately 42% of ice product revenues, an increase from approximately 24%, 5% and 0.1% of ice product revenues in 2005, 2004 and 2003, respectively. We expect sales of ten-pound bags as a percentage of ice product revenues to continue to increase in 2007. In addition, we continue to develop and test new products, packaging and service options.

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

We currently serve approximately 79,000 customer locations through traditional distribution methods, principally through the use of our company owned ice merchandisers that are installed at most of our customers’ locations. Our size and scale provide us with an efficient production and distribution network by providing us with customer density, additional production capacity and dedicated distribution centers. The increased customer density has improved routing efficiencies and reduced our transportation costs, which represent our largest cost component. In addition, our production capacity in adjacent geographic markets has allowed us to avoid “out of ice” situations and related lost sales during peak periods.

In 2006, traditional ice manufacturing and distribution accounted for approximately 90% of our ice segment revenues.

Ice Factory.   The Ice Factory is our proprietary self-contained automated system placed at the customer’s location that manufactures, bags and stores packaged ice. Each unit is built to our specifications and includes an ice maker, merchandiser and bagging machine. The unit is capable of producing and packaging approximately one ton of ice per day. The Ice Factory is most frequently used in high volume supermarkets and other commercial locations. The Ice Factory, when combined with traditional delivery methods, provides our customers with the flexibility to meet their specific supply requirements in a cost-efficient manner. Transportation costs, the most significant costs of traditional ice delivery, are eliminated by on-site production. As a result of these cost savings, we believe that The Ice Factory provides us with operating efficiencies in high volume locations compared to traditional ice delivery.

Ice Factory locations are selected only after a thorough review and analysis of historical ice sales and the local competitive environment. Approximately 800 of our installed base of approximately 3,000 Ice Factories are operated and maintained by other ice suppliers under management agreements with us. In 2006, Ice Factories accounted for approximately 10% of ice product revenues.

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

We have a diversified customer base. Our largest customer, Wal-Mart and Sam’s Club on a combined basis, accounted for approximately 11% of our revenues in 2006 and 2005 and 10% of our revenues in 2004. Our other largest national accounts include the supermarket chains Albertson’s, Kroger and Safeway; and the convenience and petroleum store chains Circle K, 7-Eleven and ExxonMobil. Major regional customers include the supermarket chains Publix, Winn-Dixie, Food Lion and HEB and the convenience and petroleum store chains Valero, The Pantry and RaceTrac. In 2006, our sales, measured in terms of tons, were allocated to our retail channels as follows: 45% to supermarket and mass merchant chains, 28% to convenience and petroleum store chains, 13% to distributors and 14% to other channels. The percentage of our total volume, measured in terms of tons, sold to national and regional supermarket, mass merchant and convenience and petroleum store chains has grown from approximately 54% in 2002 to approximately 58% in 2006, due to consolidation within those retail channels.

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

Competition

The traditional packaged ice industry is highly competitive and highly fragmented. In the United States, the traditional packaged ice industry is led by us and two smaller, multi-state, multi-facility suppliers. Although these multi-state suppliers generally do not serve customers in our primary markets, we do compete with numerous smaller local and regional companies of varying sizes and competitive resources. Most ice manufacturers have annual revenues of less than $1 million. In addition to our direct competition, numerous convenience and grocery retailers operate commercial ice plants for internal use or manufacture and bag ice at their store locations. However, our ice products generally do not face competition within a particular store as almost all of our customers rely on a single supplier of packaged ice at each point of sale. From time to time, new competitors emerge to compete with us in various areas, including the technology and distribution methods included in The Ice Factory. Historically, such competitors have not had a significant impact on our business.

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

Acquisitions

From 1997 through 1999, we pursued a consolidation strategy within the highly fragmented packaged ice industry. During that period, we completed approximately 80 acquisitions. Significant acquisitions included the purchase of Reddy Ice Corporation from Suiza Foods Corporation in April 1998 and the purchase of Cassco Ice & Cold Storage, Inc., which we refer to as Cassco, in July 1998. Reddy Ice Corporation, prior to our acquisition of it, had been active in the consolidation of the packaged ice industry, having made 28 acquisitions from January 1997 to April 1998. Cassco was a leading regional producer and distributor of packaged ice products and was an owner/operator of refrigerated warehouses in the mid-Atlantic region. We did not complete any significant acquisitions from 2000 through the third quarter of 2003.

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

In 2006, we completed ten acquisitions for a total purchase price of $12.9 million, including direct acquisition costs of $0.3 million. The purchase price for these acquisitions in 2006 was paid from our available working capital. Annual revenue associated with each of the acquisitions ranged from $0.1 million to $3.0 million and aggregated approximately $8.3 million. The 2006 acquisitions added four ice manufacturing facilities and three distribution centers to the facilities we own or operate. Through March 9, 2007, we have completed five acquisitions with an aggregate cost of approximately $11.3 million.

We will continue to consider strategic acquisitions in existing or adjacent geographic markets that enhance the density of our distribution routes, provide capacity rationalization opportunities, increase our market penetration in existing markets or expand our presence in contiguous markets.

Dispositions

In recent years, as part of our strategy to reduce our debt and make better use of our assets, we began a program to evaluate and dispose of excess and non-core assets, including real estate and equipment. In 2006, 2005 and 2004, we realized $2.0 million, $2.1 million and $2.7 million, respectively, in proceeds from non-core assets disposed of, primarily through the sale of real estate. In 2006, 2005 and 2004, we recorded losses on the dispositions of assets in the amount of $1.1 million, $1.8 million and $0.4 million, respectively. In 2006, an impairment of $0.4 million was recorded on two pieces of real estate. There were no impairments or writedowns of real estate in 2005 or 2004.

Non-Ice Products

We also derive revenues from other goods and services, which consist of refrigerated warehousing and the manufacture and sale of bottled water. Revenues from these non-ice products and operations have accounted for approximately 4%, 5% and 6% of our total revenues during the years ended December 31, 2006, 2005 and 2004, respectively.

Employees and Labor Relations

At March 9, 2007, we directly employed approximately 1,600 company employees and retained approximately 600 additional employees through temporary employment agencies. Each year, during the second and third calendar quarters, our labor force increases to approximately 3,000 total employees due to seasonal increases in ice demand and during the first and fourth calendar quarters, our labor force decreases to approximately 2,100 total employees due to seasonal decreases in ice demand. We direct and control the hiring process for substantially all of these seasonal employees, while using temporary employment agencies for payroll administration and risk management of workers’ compensation insurance. We generally have not experienced any difficulty in meeting these seasonal employment needs. Labor, including the associated payroll taxes and benefit expenses, is our most significant expense item and was approximately 32% of our revenues for the year ended December 31, 2006. As of March 9, 2007, no employees were represented by a union or subject to a collective bargaining agreement. We have never experienced a work stoppage due to labor difficulties and we believe our relationship with our employees is good.

Raw Materials and Suppliers

We have not experienced any material supply problems in the past with respect to our business segments.

We use large quantities of plastic bags. The cost of bags was approximately 7% of our revenues in 2006. There are numerous plastic bag manufacturers throughout the United States with the capability of providing for our plastic bag needs. Although one company dominates the industry, we currently purchase bags from several companies to ensure price competition. Historically, market prices for plastic bags have fluctuated in response to a number of factors, including changes in polyethylene prices. During 2006, increases in the price of plastic bags resulted in approximately $3.0 million of additional costs. Significant increases in the cost of plastic bags could have a material adverse effect on our business as we may not be able to pass this expense through to our customers. We continue to evaluate means to control these costs in the future.

Electricity is a significant component of our manufacturing costs. The cost of electricity was approximately 6% of our revenues in 2006. Since 2002, our plants have been operating in both regulated and deregulated electricity markets. A significant number of our manufacturing facilities operate in regulated electricity markets and pay rates based on standard schedules for similar industrial facilities. With the assistance of an outside consultant and our own internal resources, we regularly monitor and review rate schedules, usage and other statistical data to ensure proper billing and identify additional cost control opportunities that may be available in these regulated markets. In deregulated electricity markets, we regularly evaluate market conditions and competing suppliers to obtain the best pricing available. Significant increases in electricity rates in both the regulated and deregulated markets in which we operate could have a material adverse effect on our results of operations as we may not be able to pass this expense through to our customers. The effect of electric rate increases in 2006 was approximately $1.5 million. We expect rate increases in 2007 to have a reduced impact as market prices for oil and gas appear to have moderated recently and a fixed rate electric supply contract in Texas has been renewed at lower prices for a one-year term beginning in June 2007.

We also use large quantities of fuel in our distribution process. Numerous vendors throughout the United States provide the fuel for our vehicles. Fuel expenses in 2006 were approximately 4% of revenues. Market prices for fuel have fluctuated widely in the past. Significant increases in fuel prices could have a material adverse effect on our business as we may not be able to pass this expense through to our customers. During 2006, increases in the price of fuel resulted in approximately $1.4 million of additional costs.

We have relationships with approximately 175 third party ice distributors and co-packers throughout our market area who deliver a portion of our products to our customers and sell ice to their own customers. We have contractual relationships with approximately 115 of these distributors and co-packers. Our contracts contain standard terms governing their relationship with us, including exclusivity and price. Distributors handled approximately 31% of our ice sales, measured in terms of tons, in 2006, either delivering the product to our customers for a delivery fee or reselling the ice to their own customers. We generally do business with distributors under one of two arrangements. Beginning in the first half of 2004, we began shifting the majority of our distributors to an arrangement that results in reporting sales and cost of sales (excluding depreciation) at their gross, rather than net, amounts. Total costs related to these distribution services were approximately 6% of our revenues in 2006.

Information Systems

Internal information systems are critical to our ability to operate efficiently. We are able to monitor individual manufacturing plants and Ice Factory performance on a daily basis through automated and manual reporting systems. This information enables us to track detailed cost and profitability information, identify opportunities to redistribute traditional manufacturing capacity among markets, assess the cost-effectiveness of an Ice Factory at a particular location and analyze market sales trends. In addition, all of our accounting and financial reporting functions are integrated into a single accounting platform that is installed in all reporting locations and connected to our central facility in Dallas, Texas. This system facilitates centralized cash management, timely financial reporting, consistent reporting formats and inventory tracking. In 2005, we began implementing mobile technology with our delivery personnel to create and record sales transactions. As of December 31, 2006, we have completed implementation of the handheld technology at all of our locations and are now in the process of extending this mobile technology to our distributors. As of March 9, 2007, we have completed approximately 45% of targeted distributor routes. We are also continuing to evaluate new programs to improve and enhance certain administrative functions

Intellectual Property

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

Seasonality

The packaged ice business is highly seasonal, characterized by peak demand during the warmer months of May through September, with an extended peak selling season in the southern United States. Approximately 69%, 69% and 68% of our annual revenues occurred during the second and third calendar quarters in each of 2006, 2005 and 2004. Approximately 66% of our annual revenues also occurred during the second and third calendar quarters of 2003 and 68% occurred during the second and third calendar quarters of 2002, 2001 and 2000. For information on our revenues per quarter for each of 2006, 2005 and 2004, see Note 15 to our audited financial statements included under Item 8. The lower level in 2003 was primarily due to the timing of our acquisitions, which occurred in the fourth quarter of that year. As a result of seasonal revenue declines and a less than proportional decline in expenses during the first and fourth quarters, we typically experience lower margins resulting in losses during these periods. In addition, because our operating results depend significantly on sales during our peak season, our quarterly results of operations may fluctuate significantly as a result of adverse weather during this peak selling period if the weather is unusually cool or rainy on a national or regional basis.

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

•       our various expected cash needs, including cash interest and principal payments on our indebtedness, capital expenditures, the purchase price of acquisitions, incremental costs associated with being a public company and taxes; and

•       potential sources of liquidity, including borrowing under our revolving credit facility or possible asset sales.

Our actual cash available to pay dividends may not equal or exceed the amount necessary to pay dividends at any time. Over time, our capital and other cash needs will invariably be subject to uncertainties, which could affect whether we pay dividends and the level of any dividends we may pay in the future. In addition, to the extent that we would seek to raise additional cash from additional debt incurrence or equity security issuances, we cannot assure you that such financing will be available on reasonable terms or at all. Each of the factors listed above could negatively affect our ability to pay dividends in accordance with our dividend policy or at all.

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

•       fund dividends by incurring additional debt (to the extent we are permitted to do so under the agreements governing our debt), which would increase our leverage and limit our funding alternatives for other uses;

•       amend the terms of our credit facilities or the indenture governing our senior discount notes to permit us to pay dividends or make other payments if we are otherwise not permitted to do so, which is likely to require us to incur significant costs;

•       fund dividends from future issuances of equity securities, which could be dilutive to our stockholders and negatively affect the market price of our common stock;

•       fund dividends from other sources, such as by asset sales or by working capital, which would leave us with less cash available for other purposes; and

•       reduce other expected uses of cash, such as capital expenditures, which could limit our ability to grow.

Our ability to pay dividends will be restricted by agreements governing our debt, including our credit facilities and the indenture governing our senior discount notes and by Delaware law.

Our credit facilities and the indenture governing our senior discount notes restrict our ability to pay dividends. We refer you to “Liquidity and Capital Resources—Long-term Debt and Other Obligations” under Item 7, where we describe the terms of our indebtedness, including provisions limiting our ability to declare and pay dividends.

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

As of December 31, 2006, we had outstanding indebtedness of approximately $364.9 million, which represented approximately 69% of our total consolidated capitalization on a book basis. As of December 31, 2006, we also had availability of $53.6 million (net of standby letters of credit of approximately $6.4 million) under our revolving credit facility.

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

The indenture governing our senior discount notes and our credit facilities permit us, under certain circumstances, to incur a significant amount of additional indebtedness. For example, our credit facilities allow us to incur up to an additional $80.0 million of incremental term loans under the credit facility, subject to certain conditions. In addition, we may incur additional indebtedness through our revolving credit facility. If we incur additional debt, the risks associated with our substantial leverage, including our ability to service our debt and pay dividends on our common stock, would increase. This, in turn, could negatively affect the market price of our common stock.

The terms of our credit facilities and the indenture governing our senior discount notes may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

Our credit facilities and the indenture governing our senior discount notes contain, and any future indebtedness of ours would likely contain, a number of financial and other restrictive covenants that impose significant operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our best long-term interests. For a more complete description of these covenants and restrictions, see “Liquidity and Capital Resources” under Item 7.

The operating and financial restrictions and covenants in our existing and future debt agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. A breach of any of the restrictive covenants in our credit facilities could result in a default under such facilities. If any such default occurs, the lenders may elect to declare all obligations under our credit facilities to be immediately due and payable, enforce their security interest or require us to apply all of our available cash to repay these borrowings, any of which would result in an event of default under our senior discount notes. If the debt under our credit facilities or our senior discount notes were to be accelerated, our business operations would be interrupted, which would adversely affect the market price of our common stock.

The seasonal nature of the ice business results in losses and lower margins in the first and fourth quarters of the year.

We experience significant seasonal fluctuations in our net sales and profitability. We make a disproportionate amount of our sales in the second and third calendar quarters when the weather is generally warmer, which results in an increased demand for ice. We also earn our net income during these same periods. As a result of seasonal revenue declines and the lack of a corresponding decrease in certain expenses, we experience net losses and materially lower profit margins during the first and fourth calendar quarters. Variations in demand could have a material adverse effect on the timing of our cash flows and therefore limit our ability to timely service our obligations with respect to our indebtedness and to pay dividends. In addition, because our operating results depend significantly on sales during the second and third calendar quarters, our results of operations may fluctuate significantly if the weather during these periods is cool or rainy.

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

Increases in the prices of electricity, certain raw materials, fuel, insurance and other required expenses could, if we cannot pass those price increases along to our customers, have an adverse effect on our results of operations.

We use substantial amounts of polyethylene, which is the primary raw material used to manufacture the bags we use to package our ice, electricity in connection with our manufacturing process and fuel to operate the refrigerated trucks for ice delivery. We also carry general liability, workers’ compensation, health and vehicle insurance. We have already experienced increases in bag costs, fuel costs, electricity costs and insurance costs and may experience further increases in such costs in the future. If the prices for these items or other expenses increase beyond the amounts that we are able to pass along to our customers, our margins and our operating cash flow would decrease.

Our acquisitions may not be successfully integrated and could cause unexpected financial or operational difficulties.

In 2005 and 2006, we completed a total of 12 acquisitions. We anticipate that we may, from time to time, selectively acquire additional businesses, assets or securities of companies that we believe would provide a strategic fit with our business. Acquisitions are also accompanied by risks, such as potential exposure to unknown liabilities of acquired companies and the possible loss of key employees and customers of the acquired business. Further, acquisitions are subject to risks associated with the difficulty and expense of integrating the operations and personnel of the acquired companies, the potential disruption to our business and the diversion of management time and attention, any of which could increase the costs of operating our business, negate the expected benefits of the acquisitions or result in the loss of customers.

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

Our success depends in part on our ability to attract, hire, train and retain qualified managerial, sales and marketing personnel. Competition for these types of personnel is high. We may be unsuccessful in attracting and retaining the personnel we require to conduct our operations successfully. Our success also depends to a significant extent on the continued service and performance of our senior management team and in particular on the continued service of Messrs. William P. Brick and Jimmy C. Weaver. Mr. Brick currently serves as our Chairman and Chief Executive Officer. Mr. Weaver currently serves as our President and Chief Operating Officer. In addition, we do not carry “key man” life insurance. Our inability to successfully attract and retain personnel or the loss of any member of our senior management team could impair our ability to execute our business plan.

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

Limitations on our ability to utilize our tax assets before they expire may negatively affect financial results and the ability to pay dividends.

As of December 31, 2006, we had net operating loss carryforwards for U.S. federal income tax purposes of approximately $105 million, of which approximately $64 million were generated prior to August 15, 2003. There are annual limitations on the utilization of the $64 million portion of the net operating loss carryforwards due to changes in ownership on and prior to August 15, 2003. Further, since at the closing of our initial public offering on August 12, 2005 our prior equity investors ceased to own a majority of our common stock, new limitations apply to the approximately $41 million of net operating loss carryforwards that were generated from August 15, 2003 to August 12, 2005 and additional limitations apply to the net operating loss carryforwards generated prior to August 15, 2003.

If we are not able to utilize our tax assets in the manner or in the timeframe we anticipate, our future after-tax cash flow available for payment of dividends on our common stock will be reduced.

Any significant reduction in goodwill and other intangible assets would have an adverse effect on the value of our business.

Our acquisitions have resulted in significant amounts of goodwill and other intangible assets. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, and intangible assets totaled approximately $296.3 million at December 31, 2006, representing approximately 49% of our total assets. In the future, goodwill and intangible assets may increase as a result of future acquisitions. Goodwill and intangible assets are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. During 2006, we recorded a non-cash impairment charge of $3.3 million to goodwill in the bottled water portion of our non-ice products and operations business segment as a result of a significant reduction in bottled water sales volumes related to a particular customer. During 2005, we recorded a non-cash impairment charge of $5.7 million to goodwill in the cold storage portion of our non-ice products and operations business segment as a result of a significant reduction in cold storage sales volumes related to a particular customer. The amount of these and any future impairments must be charged to earnings. Any future determination requiring the write-off of a significant portion of the goodwill and intangible assets recorded on our balance sheet would have an adverse effect on the value of our business.

Risks Relating to Our Common Stock

The market for our common stock may be volatile, which could cause the value of your investment to decrease.

Volatility in the market price of our common stock may prevent you from being able to sell our common stock held by you at or above the price you paid for it. The market price of our common stock may fluctuate widely as a result of various factors, such as period-to-period fluctuations in our actual or anticipated operating results, sales of our common stock by our existing equity investors, failure to pay dividends at anticipated levels, developments in our industry, the failure of securities analysts to cover our common stock or changes in financial estimates by analysts, failure to meet financial estimates by analysts, competitive factors, general economic and securities market conditions and other external factors. Also, securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic or market conditions, and market conditions affecting the stock of companies in our industry in particular, could reduce the market price of our common stock in spite of our operating performance.

Limited trading volume of our common stock may contribute to its price volatility.

For the year ended 2006, the average daily trading volume for our common stock as reported by the New York Stock Exchange was approximately 118,000 shares. As a result, relatively small trades may have a significant impact on the price of our common stock.

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

We are a holding company with no operations, and unless we receive dividends, distributions, advances, transfers of funds or other payments from our subsidiary, we will be unable to pay dividends on our common stock and meet our debt service and other obligations.

We are a holding company and conduct all of our operations through our subsidiary. We do not have, apart from our ownership of our subsidiary, any independent operations. As a result, we will rely on dividends and other payments or distributions from our subsidiary to pay dividends on our common stock and meet our debt service and other obligations. The ability of our subsidiary to pay dividends or make other payments or distributions to us will depend on our operating results and may be restricted by, among other things, the covenants that are contained in our credit facilities and the covenants of any future outstanding indebtedness we or our subsidiary may incur.

In addition, because we are a holding company, claims by our stockholders will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our subsidiary, including obligations under our new credit facilities. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our subsidiary will be able to satisfy the claims of our stockholders only after all of our and our subsidiary’s liabilities and obligations have been paid in full.

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

ITEM 1B.       Unresolved Staff Comments

None.

ITEM 2.                Properties

We maintain our principal executive offices in Dallas, Texas, where we lease approximately 20,129 square feet of space. The lease in Dallas expires in 2015. At March 9, 2007, we owned or leased 63 ice manufacturing plants, 59 distribution centers, five refrigerated warehouses and one bottled water plant. As of March 9, 2007, we leased 14 of our ice manufacturing plants and 18 of our distribution centers. The leases are scheduled to expire at various dates from 2007 to 2016. Including an installed base of approximately 3,000 Ice Factories, we had a combined, rated ice manufacturing capacity of approximately 17,000 tons per day. We believe that our current physical properties, along with our planned capital expenditures, are adequate for us to execute our current business strategy.

Certain manufacturing and distribution facilities may be permanently closed in conjunction with our continuing consolidation plans, while others may be closed on a seasonal basis depending upon production requirements. As of March 9, 2007, we have two properties that are being marketed for disposition. These properties are excluded from the table below.

The following is a list of our active facilities and total rated traditional ice manufacturing capacity as of March 9, 2007:

	No. of Manufacturing Facilities	No. of Distribution Centers	No. of Refrigerated Warehouses	Bottled Water Plant	Traditional Manufacturing Capacity (Rated Tons Per Day)(1)
Alabama	4	4	—	1	790
Arizona	5	3	—	—	1,094
Arkansas	1	3	—	—	240
California	1	—	—	—	80
Colorado	1	—	1	—	320
Florida	10	5	—	—	2,017
Georgia	5	2	—	—	1,380
Louisiana	3	5	—	—	720
Maryland	1	2	—	—	240
Mississippi	—	2	—	—	—
Missouri	1	—	—	—	180
Nevada	1	—	1	—	260
New Mexico	1	3	—	—	160
North Carolina	4	—	1	—	1,105
Oklahoma	4	4	—	—	567
South Carolina	4	2	—	—	860
Tennessee	2	—	—	—	408
Texas	10	19	—	—	2,740
Utah	1	—	—	—	140
Virginia	3	5	2	—	880
West Virginia	1	—	—	—	120
Total	63	59	5	1	14,301

(1)          Does not include the rated ice manufacturing capacity of our installed Ice Factories, which was approximately 3,000 tons per day in the aggregate as of March 9, 2007.

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

ITEM 4.   Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2006, no matters were submitted to a vote of security holders.

PART II

ITEM 5.                Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock was listed on the New York Stock Exchange under the symbol “FRZ” on August 10, 2005. Prior to that time, there was no public market for our common stock. The following table presents the high and low sales prices for the common stock on the New York Stock Exchange during the periods indicated and the dividends declared during such periods:

	NYSE Market Price		Cash dividends declared
	High	Low	per share
2005
Third quarter (commencing August 10, 2005)	$22.45	$19.00	$0.20788
Fourth quarter	$22.76	$20.25	$0.38250
2006
First quarter	$23.50	$19.50	$0.38250
Second quarter	$24.38	$19.30	$0.40000
Third quarter	$24.75	$20.11	$0.40000
Fourth quarter	$27.45	$22.30	$0.40000
2007
First Quarter (through March 9, 2007)	$27.90	$24.61	—

(1)          See “Dividend Policy” below for additional information regarding dividends.

As of March 9, 2007 there were approximately 110 registered holders of record of our common stock and 21,809,395 shares of our common stock outstanding. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

Since the completion of our IPO, our board of directors has declared dividends on our common stock as follows:

		Dividend	Dividend	Total
Declaration Date	Record Date	Payable Date	Per share	Dividend
August 11, 2005	September 30, 2005	October 17, 2005	$0.20788	$4.5 million
December 15, 2005	December 30, 2005	January 17, 2006	$0.38250	$8.3 million
March 15, 2006	March 31, 2006	April 17, 2006	$0.38250	$8.3 million
June 15, 2006	June 30, 2006	July 17, 2006	$0.40000	$8.7 million
September 15, 2006	September 29, 2006	October 16, 2006	$0.40000	$8.8 million
December 15, 2006	December 29, 2006	January 16, 2007	$0.40000	$8.8 million

As previously announced, we intend to continue paying quarterly dividends at an annual rate of $1.60 per share on our common stock outstanding, subject to the Board’s decision to declare these dividends and various restrictions on our ability to do so. The Board will evaluate whether to pay a dividend on a quarterly basis and will base its decisions on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors the Board may deem relevant.

The amounts available to us to pay further cash dividends are restricted by our credit facilities and the indenture governing our outstanding senior discount notes. For additional information about the restrictions on our ability to pay future dividends, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-term Debt and Other Obligations.”

Equity Compensation Plans

Information concerning securities authorized for issuance under equity compensation plans is set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

The proceeds of the offering received by us, together with $256.0 million in borrowings under our credit facilities, were used as follows:

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

•       approximately $169.8 million was used to repurchase the our senior subordinated notes; and

•       approximately $9.6 million was retained by Reddy Holdings as additional cash in hand.

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

On August 15, 2003, Packaged Ice, Inc. merged with Cube Acquisition Corp., a wholly-owned subsidiary of Reddy Ice Holdings, Inc. Packaged Ice, which was renamed Reddy Ice Group, Inc. (“Reddy Group”), was the surviving corporation and became a wholly-owned subsidiary of Reddy Holdings, which was established on May 8, 2003. Reddy Holdings and Cube Acquisition conducted no operations from May 8, 2003 to August 14, 2003. Reddy Holdings and Reddy Group are collectively referred to as the “Successor.”  Packaged Ice prior to the merger is referred to as the “Predecessor.”  Because of purchase accounting, certain amounts may not be comparable between the Predecessor and Successor. On January 1, 2007, Reddy Group merged with its wholly-owned subsidiary, Reddy Ice Corporation (“Reddy Corp.”), with Reddy Corp. being the surviving entity.

	Successor			Successor	Predecessor	Combined	Predecessor
				May 8, 2003
				(Date of		Twelve
				Inception) to	January 1 to	Months Ended	Year Ended
	Year Ended December 31,			December 31,	August 14,	December 31,	December 31,
	2006	2005	2004	2003	2003	2003(1)	2002
	(in thousands, except per share amounts)
Operating Data:
Revenues	$346,038	$319,772	$285,727	$86,919	$151,269	$238,188	$235,660
Cost of sales (excluding depreciation)	212,851	196,223	173,066	52,732	91,642	144,374	144,852
Depreciation expense related to cost of sales	19,517	18,838	17,850	5,883	10,881	16,764	18,567
Gross profit	113,670	104,711	94,811	28,304	48,746	77,050	72,241
Operating expenses	49,978	42,030	36,928	13,430	18,598	32,028	33,739
Depreciation and amortization expense	5,879	5,691	5,335	1,733	3,647	5,380	6,137
Loss (gain) on disposition of assets	1,107	1,848	398	—	(11)	(11)	4,345
Impairment of assets	3,718	5,725	—	—	—	—	7,363
Management agreement termination fees and transaction bonuses and expenses	—	6,171	—	—	—	—	—
Other income, net	—	—	—	—	116	116	161
Loss (gain) on extinguishment of debt	—	28,189	—	—	—	—	(2,494)
Interest expense	29,624	34,421	25,105	10,370	21,063	31,433	34,870
Interest income	869	—	—	—	—	—	—
Income tax benefit (expense)	(9,572)	7,248	(10,494)	(1,053)	—	(1,053)	—
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(73,230)
Net income (loss)	$14,661	$(12,116)	$16,551	$1,718	$5,565	$7,283	$(84,788)
Net income (loss) available to common stockholders	$14,661	$(12,116)	$5,968	$(2,713)	$2,999	$286	$(88,598)
Basic net income (loss) per share:
Net income (loss) available to common stockholders before cumulative effect of change in accounting principle	$0.68	$(0.72)	$0.44	$(0.35)	$0.15		$(0.76)
Culumative effect of change in accounting principle	—	—	—	—	—		(3.64)
Net income (loss) available to common stockholders	$0.68	$(0.72)	$0.44	$(0.35)	$0.15		$(4.40)
Weighted average common shares outstanding	21,405	16,760	13,675	7,858	20,159		20,157
Diluted net income (loss) per share:
Net income (loss) available to common stockholders before cumulative effect of change in accounting principle	$0.68	$(0.72)	$0.44	$(0.35)	$0.14		$(0.76)
Culumative effect of change in accounting principle	—	—	—	—	—		(3.64)
Net income (loss) available to common stockholders	$0.68	$(0.72)	$0.44	$(0.35)	$0.14		$(4.40)
Weighted average common shares outstanding	21,716	16,760	13,703	7,858	20,808		20,157
Cash dividends declared per common share(2)	$1.58	$0.59	$0.76	$—	$—		$—

	Successor			Successor	Predecessor	Combined	Predecessor
				May 8, 2003
				(Date of		Twelve
				Inception) to	January 1 to	Months Ended	Year Ended
	Year Ended December 31,			December 31,	August 14,	December 31,	December 31,
	2006	2005	2004	2003	2003	2003(1)	2002
	(in thousands, except per share amounts)
Balance Sheet Data:
Total cash and cash equivalents and restricted cash	$39,434	$33,997	$4,478	$12,801			$6,500
Working capital(3)	39,323	33,083	2,208	7,651			(6,079)
Total assets	610,272	603,764	588,620	614,336			347,573
Total debt	364,895	352,960	437,066	330,947			305,214
Mandatorily redeemable preferred stock	—	—	—	—			40,992
Total stockholders’ equity (deficit)	167,648	183,183	82,933	191,318			(37,149)
Other Financial Data:
Net cash provided by (used in):
Cash flows—operating activities	$70,265	$55,587	$47,786	$30,092	$(4,846)	$25,246	$32,690
Cash flows—investing activities	(29,534)	(20,551)	(30,205)	(206,128)	(6,612)	(212,740)	(11,595)
Cash flows—financing activities	(35,294)	(5,517)	(25,904)	188,837	11,664	200,501	(24,808)
Capital expenditures(4)	(18,582)	(19,265)	(15,988)	(3,252)	(7,848)	(11,100)	(14,403)
Proceeds from dispositions	1,967	2,108	2,657	311	1,236	1,547	3,378

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

(3)             Working capital is defined as current assets less current liabilities.

(4)             Excludes the costs of acquisitions and purchases of leased assets.

ITEM 7.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the “Item 6. Selected Financial Data,” and our consolidated financial statements, including the notes thereto beginning on page F-1, and the other information appearing elsewhere in this report.

Overview

We are the largest manufacturer and distributor of packaged ice in the United States and currently serve approximately 82,000 customer locations in 31 states and the District of Columbia. We operate in two business segments—ice products and non-ice products and operations. Ice products accounted for approximately 96%, 95% and 94% of revenues in 2006, 2005 and 2004, respectively. Our ice products business segment consists of:

•                    the traditional manufacture and delivery of ice from a central point of production to the point of sale; and

•                    the installation and operation of The Ice Factory, our proprietary equipment located in our customers’ high volume locations that produces, packages and stores ice through an automated, self contained system.

Our other business segment, non-ice products and operations, consists of refrigerated warehousing for third parties and the manufacture and sale of bottled water.

Seasonality.   Our results of operations are highly seasonal, characterized by peak demand during the warmer months of May through September, with an extended peak selling season in the southern United States. As a result of this seasonality and the fixed costs in our business, the proportion of revenues earned in our ice and non-ice business segments and the ratio of costs to revenues in any given quarter are not necessarily indicative of the ratios for a full year. Revenues within specific markets can also be affected by weather conditions, with cool or rainy weather negatively impacting demand and extremely hot weather increasing our costs as we respond to excess customer demand for our products. Approximately 69%, 69%

and 68% of our revenues occurred during the second and third calendar quarters in 2006, 2005 and 2004, respectively. As a result of seasonal revenue declines and a less than proportional decline in certain expenses during the first and fourth calendar quarters, we typically experience lower profit margins resulting in losses during these periods. In addition, because a significant portion of our annual sales are generated during the second and third calendar quarters, our annual results of operations may fluctuate significantly if the weather during these periods is cool or rainy. Cool and rainy weather has a negative impact on operations, while warm and dry weather generally has a positive impact. For additional information concerning the impact of seasonality on our results of operations, see “—General Economic Trends and Seasonality.”

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

Depreciation Expense Related to Cost of Sales and Depreciation and Amortization.   Depreciation and amortization are divided into two line items—depreciation expense related to cost of sales and depreciation and amortization expense. Depreciation expense related to cost of sales consists of depreciation expense for our production and distribution equipment. Depreciation and amortization expense consists of depreciation and amortization expense for our selling, general and administrative functions.

Operating Expenses.   Our operating expenses are costs associated with selling, general and administrative functions. These costs include executive officers’ compensation, office and administrative salaries, insurance, legal and other professional services and costs associated with leasing office space. Labor costs, including associated payroll taxes and benefit costs, but excluding non-cash stock-based compensation expense, included in operating expenses represented approximately 8% and 7% of sales in 2006 and 2005, respectively.

Facilities.   At March 9, 2007, we owned or operated 63 ice manufacturing facilities, 59 distribution centers, approximately 79,000 merchandisers (cold storage units installed at customer locations), approximately 3,000 Ice Factories, five refrigerated warehouses and one bottled water plant. As of the same date, we had an aggregate daily ice manufacturing capacity of approximately 17,000 tons.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

	Year Ended		Change from
	December 31,		Previous Year
	2006	2005	Dollars	%
	(dollars in thousands)
Consolidated Results:
Revenues	$346,038	$319,772	$26,266	8.2
Cost of sales (excluding depreciation)	212,851	196,223	16,628	8.5
Depreciation expense related to cost of sales	19,517	18,838	679	3.6
Gross profit	113,670	104,711	8,959	8.6
Operating expenses	49,978	42,030	7,948	18.9
Depreciation and amortization expense	5,879	5,691	188	3.3
Loss on disposition of assets	1,107	1,848	(741)	(40.1)
Impairment of assets	3,718	5,725	(2,007)	(35.1)
Management agreement termination fees and transaction bonuses and expenses	—	6,171	(6,171)	(100.0)
Income from operations	52,988	43,246	9,742	22.5
Loss on extinguishment of debt	—	28,189	(28,189)	(100.0)
Interest expense, net	28,755	34,421	(5,666)	(16.5)
Income (loss) before income taxes	24,233	(19,364)	43,597	225.1
Income tax (expense) benefit	(9,572)	7,248	(16,820)	(232.1)
Net income (loss)	$14,661	$(12,116)	$26,777	221.0
Ice Operations:
Revenues	$333,458	$304,755	$28,703	9.4
Cost of sales (excluding depreciation)	204,577	186,668	17,909	9.6
Depreciation expense related to cost of sales	18,520	17,769	751	4.2
Gross profit	110,361	100,318	10,043	10.0
Operating expenses	48,204	40,172	8,032	20.0
Non-Ice Operations:
Revenues	$12,580	$15,017	$(2,437)	(16.2)
Cost of sales (excluding depreciation)	8,274	9,555	(1,281)	(13.4)
Depreciation expense related to cost of sales	997	1,069	(72)	(6.7)
Gross profit	3,309	4,393	(1,084)	(24.7)
Operating expenses	1,774	1,858	(84)	(4.5)

Revenues:   Revenues increased $26.3 million from 2005 to 2006. This increase was primarily due to an increase in volume sales, primarily in the second quarter of 2006 as a result of favorable weather conditions in most of our markets, and the effects of package sizing initiatives, which consisted primarily of converting a portion of our ice sales from seven to ten pound bags. Also contributing to the increase was higher average pricing and the effects of the acquisitions of ice companies (approximately $4.4 million). Partially offsetting these increases in revenues was a $2.4 million decrease in non-ice revenue, primarily due to volume decreases in our bottled water business related to the loss of its largest customer.

Cost of Sales (Excluding Depreciation):   Cost of sales (excluding depreciation) increased $16.6 million from 2005 to 2006. This increase in cost of sales (excluding depreciation) was primarily due to the increased volume sales referred to above, approximately $2.9 million of additional costs associated with acquired ice operations, a $6.0 million increase in fuel, plastic bags and electricity costs due to market increases in energy prices and a $3.0 million increase in third party distribution costs related to increased volume sales and rate increases. Partially offsetting these increases was a $1.3 million reduction of costs in our non-ice operations, primarily labor costs in our bottled water operation related to decreased sales volumes.

Labor costs, including associated payroll taxes and benefit costs (including health insurance), accounted for approximately 23% and 24% of revenues in 2006 and 2005, respectively. Cost of plastic bags represented approximately 7% of revenues in 2006 and 2005. Fuel expenses represented approximately 4% and 3% of revenues in 2006 and 2005. Expenses for independent third party distribution services represented approximately 6% of revenues in 2006 and 2005, respectively. Electricity expense represented approximately 6% and 5% of revenues in 2006 and 2005, respectively.

Depreciation Expense Related to Cost of Sales:   Depreciation expense related to cost of sales increased $0.7 million from 2005 to 2006 as a result of additional depreciation expense associated with new production and distribution equipment placed in service during 2006 and assets acquired through the acquisition of ice companies throughout 2006, partially offset by the effect of asset dispositions.

Operating Expenses:   Operating expenses increased $7.9 million from 2005 to 2006. The increase is primarily due to $2.3 million of increased incentive compensation, increased non-cash stock-based compensation of $2.3 million, additional labor costs related to wage increases and acquisitions of $0.8 million and a $1.8 million increase in professional services. Professional services include $1.2 million of costs related to the secondary stock offering completed in May 2006 and a potential acquisition that was not completed in the first quarter of 2006, as well as approximately $0.5 million of costs related to the implementation of the Sarbanes-Oxley Act requirements related to internal controls.

Depreciation and Amortization:   Depreciation and amortization increased $0.2 million from 2005 to 2006. This increase was primarily due to additional amortization expense associated with the intangible assets recorded in connection with the acquisitions completed in 2006.

Impairment of Assets:   Due to the significant reduction in bottled water sales volumes related to the loss of a particular customer, we evaluated the goodwill recorded in the bottled water portion of our non-ice business segment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles” as of September 30, 2006. As a result of such evaluation, we recorded a non-cash impairment charge of $3.3 million during the three months ended September 30, 2006, which resulted in the full write-off of the goodwill associated with our bottled water operation.

We also reviewed two pieces of real estate in our ice business in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets”, as a result of a pending sale of one property and physical damage to another. As a result of this review, we recorded an impairment charge of $0.4 million in the three months ended June 30, 2006.

Due to a significant reduction in cold storage sales volumes related to a particular customer, we evaluated the goodwill recorded in the cold storage portion of its non-ice business segment in accordance with SFAS No. 142 as of June 30, 2005. As a result of such evaluation, we recorded a non-cash impairment charge of $5.7 million during the three months ended June 30, 2005, which resulted in the full write-off of goodwill in our cold storage operations.

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

Interest Expense, net:   Interest expense, net decreased $5.7 million from 2005 to 2006. This decrease was primarily due to a $9.0 million reduction in interest expense associated with the 8 7/8% senior subordinated notes that were repurchased in August 2005 and a $0.9 million increase in interest income earned on cash and cash equivalent balances, partially offset by a $3.7 million increase in term loan interest related to increased principal balances subsequent to the refinancing of our bank credit facility in August 2005.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

	Year Ended		Change from
	December 31,		Previous Year
	2005	2004	Dollars	%
	(dollars in thousands)
Consolidated Results:
Revenues	$319,772	$285,727	$34,045	11.9
Cost of sales (excluding depreciation)	196,223	173,066	23,157	13.4
Depreciation expense related to cost of sales	18,838	17,850	988	5.5
Gross profit	104,711	94,811	9,900	10.4
Operating expenses	42,030	36,928	5,102	13.8
Depreciation and amortization expense	5,691	5,335	356	6.7
Loss on disposition of assets	1,848	398	1,450	364.3
Impairment of assets	5,725	—	5,725	—
Management agreement termination fees and transaction bonuses and expenses	6,171	—	6,171	—
Income from operations	43,246	52,150	(8,904)	(17.1)
Loss on extinguishment of debt	28,189	—	28,189	—
Interest expense	34,421	25,105	9,316	37.1
Income (loss) before income taxes	(19,364)	27,045	(46,409)	(171.6)
Income tax benefit (expense)	7,248	(10,494)	17,742	169.1
Net income (loss)	$(12,116)	$16,551	$(28,667)	(173.2)
Ice Operations:
Revenues	$304,755	$268,319	$36,436	13.6
Cost of sales (excluding depreciation)	186,668	162,811	23,857	14.7
Depreciation expense related to cost of sales	17,769	16,769	1,000	6.0
Gross profit	100,318	88,739	11,579	13.0
Operating expenses	40,172	35,040	5,132	14.6
Non-Ice Operations:
Revenues	$15,017	$17,408	$(2,391)	(13.7)
Cost of sales (excluding depreciation)	9,555	10,255	(700)	(6.8)
Depreciation expense related to cost of sales	1,069	1,081	(12)	(1.1)
Gross profit	4,393	6,072	(1,679)	(27.7)
Operating expenses	1,858	1,888	(30)	(1.6)

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

Cost of Sales (Excluding Depreciation):   Cost of sales (excluding depreciation) increased $23.2 million from 2004 to 2005. This increase in cost of sales (excluding depreciation) was primarily due to the increased volume sales referred to above, approximately $4.0 million of additional costs associated with acquired ice operations, a $2.6 million increase in distribution costs related to changes in terms under which we do business with the majority of our distributors, and a $5.3 million increase in fuel and plastic bag costs due to market increases in energy prices. Partially offsetting these increases was a $0.7 million reduction of costs in our non-ice operations, primarily labor costs in our cold storage operations related to decreased sales volumes.

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

Operating Expenses:   Operating expenses increased $5.1 million from 2004 to 2005. The increase is primarily due to $1.8 million of increased incentive compensation, increased non-cash stock-based compensation of $2.2 million, additional costs related to acquired ice operations of $0.6 million and a
$1.9 million net increase in other costs, primarily insurance and professional services. Offsetting these increases is a $1.4 million decrease in financing transaction expenses; the issuance of senior discount notes in the fourth quarter of 2004 resulted in expenses that did not recur in 2005.

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

Interest Expense:   Interest expense increased $9.3 million from 2004 to 2005 due to $9.1 million of non-cash interest expense associated with our senior discount notes issued on October 27, 2004, the effects of higher interest on our variable rate debt combined with greater outstanding balances under our credit facilities, offset by the effect of the redemption of substantially all of our 8 7/8% senior subordinated notes on August 15, 2005.

Liquidity and Capital Resources

We intend to fund our ongoing capital and working capital requirements as well as debt service, including our internal growth and acquisitions, through a combination of cash flows from operations and borrowings under our credit facilities.

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

Our ability to generate cash from our operations is subject to weather, general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. As a result, we cannot assure you that our business will generate sufficient cash flow from operations in amounts sufficient to enable us to service our debt and to fund our other liquidity needs. If we do not have sufficient liquidity, we will have to take actions such as reducing or delaying the payment of dividends to our common stockholders, strategic acquisitions, investments and joint ventures, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all. In addition, the terms of existing or future debt instruments, including the terms of the credit agreement governing our credit facilities and the Reddy Holdings indenture, may restrict us from adopting some of these alternatives.

During 2006, capital expenditures totaled $18.6 million. As we have consolidated acquisitions into the existing company infrastructure, we have identified non-core and excess assets which can be disposed of. From time to time, we also dispose of other assets which are no longer useful in our operations. As a result of dispositions of these non-core and excess assets, we realized proceeds of approximately $2.0 million in 2006. Our net capital expenditures in 2006 were $16.6 million.

In 2006, we completed the acquisition of ten ice companies for a total cash purchase price of approximately $12.9 million, including direct acquisition costs of $0.3 million. We will continue to evaluate acquisition opportunities as they become available. In conjunction with these evaluations, we will consider our liquidity, availability under our credit facilities, mandatory principal repayments under our debt agreements and availability of other capital resources.

Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

Net cash provided by operating activities was $70.3 million, $55.6 million and $47.8 million in 2006, 2005 and 2004, respectively. The increase in cash provided by operations from 2005 to 2006 is due to a $14.9 million increase in net income, after adjusting for non-cash expenses, offset by a $0.2 million increase in cash used by changes in working capital. The increase in cash provided by operations from 2004 to 2005 is due to a $5.6 million increase in net income, after adjusting for non-cash expenses, and a $2.2 million reduction in cash used by changes in working capital.

Net cash used in investing activities was $29.5 million, $20.6 million and $30.2 million in 2006, 2005 and 2004, respectively. Net cash used in investing activities in 2006 was composed of net capital expenditures of $16.6 million and acquisitions of ice companies totaling $12.9 million. Net cash used in investing activities in 2005 was composed of net capital expenditures of $17.2 million and acquisitions of ice companies and leased assets totaling $3.4 million. Net cash used in investing activities in 2004 was composed of net capital expenditures of $13.3 million and the acquisition of 11 ice companies for $16.9 million.

Net cash used in financing activities was $35.3 million in 2006, as compared to $5.5 million in 2005, and cash used in financing activities of $25.9 million in 2004. The use of cash by financing activities in 2006 was a result of the payment of $34.1 million in cash dividends to our common stockholders, $1.0 million for the repurchase of common stock and $0.2 million used for debt repayment. The use of cash by financing activities in 2005 was a result of the repayment of outstanding amounts on the revolving credit facility and other miscellaneous debt during the year of approximately $6.0 million, the payment of $4.5 million in cash dividends to our common stockholders, offset by a net $5.0 million provided by the initial public offering of our common stock and other related transactions. The initial public offering and stock option exercises provided net cash proceeds of $118.0 million and the issuance of the new term loan under our credit facilities provided $240.0 million. Approximately $353.0 million was spent to retire our 8 7/8% senior subordinated notes and fund debt issuance costs. The use of cash in 2004 was caused primarily by the redemption of our preferred stock for $114.2 million and the payment of a common dividend of $10.4 million in the fourth quarter of 2004, which was partially offset by $100.2 million of cash raised from the offering of our senior discount notes.

Long-term Debt and Other Obligations

Overview.   At December 31, 2006, we had approximately $364.9 million of total debt outstanding as follows:

•       $124.8 million of Reddy Holdings’ 10½% senior discount notes due 2012 (net of unamortized discount of $25.7 million);

•       $240.0 million of outstanding term loans under our credit facilities which mature on August 12, 2012; and

•       $0.1 million of other debt.

Senior Discount Notes.   On October 27, 2004, Reddy Ice Holdings, Inc. issued $151.0 million in aggregate principal amount at maturity of 10 1/2% senior discount notes due 2012 in a private placement offering pursuant to an exemption from registration under the Securities Act of 1933. The senior discount notes were sold at 66.333% of the stated principal amount, which resulted in gross proceeds of $100.2 million. We used the net proceeds of the offering, together with a dividend of approximately $28.4 million from our subsidiary to redeem all of our existing series A preferred stock for approximately $99.2 million, to pay accumulated dividends on such stock as of the date of redemption in the amount of approximately $15.0 million and to pay a dividend of approximately $10.4 million to our common stockholders. In connection with these transactions, our subsidiary made a special transaction payment of approximately $1.2 million in the aggregate to certain members of management and certain directors. In connection with the offering of notes and the related transactions, we amended our credit agreement (see “—Credit Facilities” below).

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

•       effectively subordinated to Reddy Holdings’ existing and future secured debt, including debt under our credit facilities that is guaranteed by Reddy Holdings

•       structurally subordinated to all obligations and preferred equity of Reddy Holdings’ subsidiaries.

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

The consolidated coverage ratio under the indenture governing our senior discount notes means the ratio of our EBITDA for the most recent four fiscal quarters to our consolidated interest expense for such four quarter period. “EBITDA” under the indenture governing our senior discount notes is defined as the sum of our consolidated net income plus our income tax expense, our interest expense, our depreciation and amortization expense, unrealized non-cash gains or losses or non-cash charges in respect of hedging obligations required to be taken under generally accepted accounting principles, unrealized foreign currency translation gains or losses and all other non-cash charges, except to the extent representing an accrual or reserve for a future cash expenditure). “Consolidated net income” under the indenture governing our senior discount notes is defined as net income of Reddy Holdings and its restricted subsidiaries: plus or minus cash dividends received on investments or equity in net losses of persons other than restricted subsidiaries, respectively; provided that the following are not included in consolidated net income: (i) net income or loss of subsidiaries acquired in pooling of interests transactions for any period prior to the date of their acquisition, (ii) any net income of a subsidiary restricted in the payment of a dividend (other than certain permitted restrictions, including those under our existing credit facilities and our new credit facilities), (iii) gains or losses from non-ordinary course asset sales, (iv) extraordinary gains or losses, (v) the cumulative effect of changes in accounting principles, (vi) non-recurring fees and expenses and write offs of deferred financing costs related to the financing transactions in connection with the 2003 merger of Cube Acquisition Corp. and Packaged Ice and, (vii) any fees, charges, costs or expenses relating to our initial public offering and the related transactions and paid in cash, to the extent deducted in the determination of consolidated net income. “Consolidated interest expense” under the indenture governing our senior discount notes is defined as total interest expense plus, to the extent not included in total interest expense, (i) interest expense attributable to capital leases, (ii) amortization of debt discount and issuance costs, (iii) capitalized interest, (iv) non-cash interest expense, (v) fees on letters of credit, (vi) net payments pursuant to hedging obligations, (vii) dividends accrued on certain disqualified stock (viii) interest incurred in connection with investments in discontinued operations, (ix) interest on guaranteed indebtedness and (x) cash contributions to employee stock ownership plans to the extent they are used to pay interest or fees on indebtedness incurred by such plans. We are generally required to calculate our consolidated coverage ratio on a pro forma basis to give effect to incurrences and repayments of indebtedness as well as acquisitions and dispositions.

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

In addition, regardless of whether we could make any restricted payments under the buildup amount provision referred to above, we may (1) make dividend payments at any time in an aggregate amount of up to $15.0 million if no default has occurred and is continuing under the indenture and (2) following our initial public offering, pay dividends on our capital stock of up to 6.0% per year of the cash proceeds (net of underwriters’ fees, discounts, commissions or other expenses paid by us) received by us from all such public equity offerings subject to specified conditions. Accordingly, we are able to pay approximately

$7.0 million annually in dividends under this 6.0% provision. However, the amount of dividend payments permitted under this 6.0% provision will correspondingly reduce the amount we would otherwise have available to us under the buildup amount for restricted payments, including dividends. At December 31, 2006, Reddy Holdings had $8.1 million of cash on hand that was not subject to any restrictions under our credit facilities and its subsidiary had $31.3 million of cash on hand that was available for the payment of dividends based on the requirements of our credit facilities discussed below.

Credit Facilities.   On August 12, 2005, Reddy Group, our wholly-owned subsidiary, entered into new credit facilities in an aggregate principal amount of $300 million with a syndicate of banks, financial institutions and other entities as lenders, including Credit Suisse, Cayman Islands Branch, as Administrative Agent, CIBC World Markets Corp., Bear Stearns Corporate Lending Inc. and Lehman Commercial Paper, Inc. The credit facilities provided for a seven-year term loan in the amount of $240.0 million and a five-year revolving credit facility in the amount of $60.0 million. Proceeds of the term loan were used to repay our prior senior credit facility as previously discussed.

On January 1, 2007, Reddy Group merged with its wholly-owned subsidiary, Reddy Ice Corporation, with Reddy Corp. being the surviving entity. The credit facilities were amended on that date to allow the merger and to provide for the assumption of the credit facilities by Reddy Corp.

At December 31, 2006, we had $53.6 million of availability under the revolving credit facility, net of outstanding standby letters of credit of $6.4 million. The standby letters of credit are used primarily to secure certain insurance obligations. As of March 9, 2007, the outstanding balances of standby letters of credit were $6.9 million. At this time, we do not anticipate any significant changes in our standby letters of credit until the second quarter of 2007, at which time collateral will be required for our 2007 policy renewals. However, later in 2007, this additional new collateral will be offset by reductions in collateral related to earlier policy years. Principal balances outstanding under the revolving credit facility bear interest per annum, at our option, at the sum of the base rate plus 0.75% or LIBOR plus 1.75%. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%. At December 31, 2006, the weighted average interest rate of borrowings outstanding under the credit facilities was 7.1%. Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the LIBOR loan exceeds 90 days. Reddy Corp. pays a quarterly fee on the average availability under our existing revolving credit facility based on an annual rate of 0.5% except as described below. The terms of the credit facilities prohibit Reddy Corp. from paying dividends and otherwise transferring assets to Reddy Holdings, except for certain limited dividends, the proceeds of which must be used to maintain Reddy Holdings’ corporate existence.

In addition, our credit facilities will allow us to incur up to an additional $80.0 million of incremental term loans under our credit facilities, subject to certain conditions. No lenders have committed to provide the incremental term loans. In the event that we incur incremental term loans that mature on or before the one year anniversary of the final maturity of the existing term loans and that bear interest with margins higher than the margin applicable to any term loans outstanding under our credit facilities, the margins applicable to the existing term loans will be increased to equal the margins applicable to the incremental term loans. In the event that we incur incremental term loans that mature after the one-year anniversary of the final maturity of the existing term loans and that bear interest with margins more than 0.25% higher than the margins applicable to any term loans outstanding under our credit facilities, the margins applicable to the existing term loans will be increased to equal the margins applicable to the incremental term loans, less 0.25%.

The credit facilities do not require any scheduled principal payments prior to the stated maturity dates. Subject to certain conditions, mandatory repayments of the revolving credit facility and term loan (and if the term loan is no longer outstanding, mandatory commitment reductions of the revolving credit facility) are required to be made with portions of the proceeds from (1) asset sales, (2) the issuance of debt securities and (3) insurance and condemnation awards, subject to various exceptions. In the event of a change in control, as defined in the credit facilities, an event of default will occur under the credit facilities. Under the credit facilities, Reddy Corp. may only pay dividends to Reddy Holdings if Reddy Corp.’s total leverage ratio for the most recently ended fiscal quarter is less than or equal to 3.75 to 1.0. In addition, the credit facilities preclude Reddy Corp. from declaring any dividends if an event of default under the credit facilities has occurred and is continuing. In particular, it will be an event of default if Reddy Corp.’s leverage ratio exceeds 4.0 to 1.0 or Reddy Corp.’s interest coverage ratio is less than 3.25 to 1.0.

The credit facilities contain financial covenants, which include the maintenance of certain financial ratios, as defined in the credit facilities, and is collateralized by substantially all of Reddy Corp.’s assets. Reddy Holdings guarantees Reddy Corp.’s credit facilities and such guarantee is secured by the capital stock of Reddy Corp. At December 31, 2006, Reddy Corp. was in compliance with these covenants.

Under the restricted payments covenant, we generally are restricted from paying dividends. However, the covenant includes an exception for paying dividends in an amount not greater than our Cumulative Distributable Cash for the period (taken as one accounting period) from July 1, 2005 to the end of our most recently-ended fiscal quarter for which a covenant compliance certificate under our credit facilities has been delivered to the lenders.

“Cumulative Distributable Cash” is defined under our credit facilities as:

(a)    $10,000,000, plus

(b)   “Available Cash” for the period (taken as one accounting period) from July 1, 2005 to the end of our most recently-ended fiscal quarter for which a covenant compliance certificate under our credit facilities has been delivered to the lenders, plus

(c)    the amount of any net cash proceeds received by Reddy Holdings from issuances of shares of Reddy Holdings capital stock after the closing of our initial public offering to the extent we have contributed such proceeds to Reddy Corp., less

(d)   (i) the amount of payments made by Reddy Corp. to Reddy Holdings to fund dividend payments on, or repurchases of, Reddy Holdings capital stock or to pay cash interest expense on, or redeem or repurchase, Reddy Holdings notes, (ii) amounts used to make restricted investments, less

(e)    to the extent occurring after the end of the most recently ended reference period and until taken into account in determining Available Cash for the fiscal quarter in which such event has occurred, (i) cash payments for acquisitions (except to the extent funded with indebtedness or proceeds of asset sales or casualty events) and (ii) mandatory repayment of loans under our new credit facilities (other than under the revolving credit facility) during a dividend suspension period.

“Available Cash” for any fiscal quarter is defined under our credit facilities as:

(a)    Adjusted EBITDA for such fiscal quarter, plus,

(b)   to the extent not included in net income used to calculate for any fiscal quarter such Adjusted EBITDA, the cash amount realized in respect of extraordinary, non-recurring or unusual gains, and less

(c)    (i) to the extent included in net income used to calculate for any fiscal quarter such Adjusted EBITDA, the amount of our cash interest expense, our cash tax expense, the cash cost of any extraordinary, nonrecurring or unusual losses, cash payments on account of non-cash losses or non-cash charges, (ii) capital expenditures (except to the extent funded with indebtedness (other than the revolving credit facility) or proceeds of asset sales or casualty events), (iii) cash payments for acquisitions (except to the extent funded with indebtedness or proceeds of asset sales or casualty events) and (iv) payments and prepayments of the principal amount of indebtedness (other than payments and prepayments of the revolving credit facility) other than to the extent funded with indebtedness (other than indebtedness under our revolving credit facility).

“Adjusted EBITDA” is defined under our credit facilities to be the sum of:

(a)    net income, plus

(b)   to the extent deducted in determining net income, the sum of (i) amounts attributable to depreciation and amortization, (ii) income tax expense, (iii) interest expense, (iv) any other non-cash charges (less non-cash income) for which no cash reserves (or receivables) have been or will be set aside (or created) including non-cash compensation expenses, (v) any loss from the extinguishment of indebtedness, (vi) any fees paid prior to the closing date of our initial public offering in respect of the monitoring agreement, (vii) transaction adjustments (as defined in our credit facilities and including the fees and expenses incurred in connection with our initial public offering and the related transactions), (viii) all fees and expenses incurred in connection with permitted acquisitions to the extent accounted for as expenses, (ix) for the four fiscal quarters ending after September 30, 2004, an amount equal to the sum of (x) the special transaction payments paid to certain members of management and certain directors in connection with the issuance of the senior discount notes not to exceed $1.3 million plus (y) an amount not to exceed $4.0 million for other expenses incurred in connection with the issuance of the senior discount notes and the related amendment to our credit facilities which was in effect at the time of the senior discount notes offering.

Under Reddy Corp.’s credit facilities, Reddy Corp. may only pay dividends to us to make dividend payments on our common stock if Reddy Corp.’s total leverage ratio for the most recently ended fiscal quarter for which a covenant compliance certificate has been delivered is less than or equal to 3.75 to 1.0. If at the end of any fiscal quarter, Reddy Corp.’s leverage ratio is greater than 3.75 to 1.0, and therefore Reddy Corp. is not permitted to pay dividends, Reddy Corp. will be required by Reddy Corp.’s credit facilities to apply 50% of Reddy Corp.’s Available Cash generated during each such quarter to make a mandatory prepayment of the loans under Reddy Corp.’s credit facilities.

In addition, we and Reddy Corp. will be precluded from paying any dividends if an event of default under Reddy Corp.’s credit facilities has occurred and is continuing. In particular, it will be an event of default if Reddy Corp.’s total leverage ratio exceeds 4.0 to 1.0 or Reddy Corp.’s interest coverage ratio is less than 3.25 to 1.0.

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

Year ended
December 31, 2006
(unaudited,
in thousands)
Pro forma adjusted EBITDA	$89,280
Total leverage ratio	2.7:1.0
Interest coverage ratio	5.7:1.0

The following table sets forth a reconciliation of Net income (loss) to EBITDA and Adjusted EBITDA:

Year Ended
December 31, 2006
(in thousands)
Net income	$14,661
Depreciation expense related to costs of sales	19,517
Depreciation and amortization expense	5,879
Interest expense	29,624
Interest income	(869)
Income tax expense	9,572
EBITDA	78,384
Other non-cash charges:
Stock-based compensation expense	4,794
Loss on disposition of assets	1,107
Impairment of assets	3,718
Transaction expenses(a)	649
Adjusted EBITDA	$88,652
Acquisition adjustments(b)	$628
Pro forma adjusted EBITDA	$89,280

(a)           Represents costs incurred in connection with our secondary stock offering in May 2006. The secondary offering costs were paid by Reddy Holdings from the excess cash remaining from the initial public offering of its common stock in August 2005.

(b)          Represents the incremental Adjusted EBITDA of acquired businesses as if each acquisition had been consummated on the first day of the period presented. All acquisitions included herein were consummated on or before December 31, 2006.

Interest Rate Hedging Agreement.   Effective September 12, 2005, we entered into an interest rate hedging agreement (the “Hedge”) to fix the interest rate on a portion of our term loan facility. The Hedge has a term of three years and ten months and an initial notional balance of $220 million. The notional balance decreases by $20 million on October 12 of each of the following three years, beginning on October 12, 2006. We pay a fixed rate of 4.431% on the notional balance outstanding and receives an amount equal to 3-month LIBOR. Any net payable or receivable amount is settled quarterly. If we had been required to settle the Hedge as of December 31, 2006, it would have received $2.6 million. The fair value of the Hedge is included in the caption “Other Assets” in the consolidated balance sheet. Changes in the fair value of the Hedge are recorded as “Other Comprehensive Income” in the consolidated statement of stockholders’ equity. We are exposed to risk of loss in the event of non-performance by the counterparty to the Hedge; however, we do not anticipate non-performance by the counterparty.

Liquidity Outlook.   Due to the seasonal nature of our business, we record the majority of our revenues and profits during the months of May through September. The majority of the cash generated from those operations is received between July and November. We have used the excess cash generated from our 2006 selling season to fund our operations during the winter months, as well as capital expenditures, acquisitions and dividends to our common stockholders.

We estimate that our capital expenditures for 2007 will be approximately $19 million to $21 million, which will primarily be used to maintain and expand our traditional ice operations. There can be no assurance that our capital expenditures will not exceed this estimate. In the normal course of our business, we dispose of obsolete, worn-out and unneeded assets. As a result of dispositions of excess assets, we estimate that we will generate proceeds of approximately $2 million to $3 million in 2007 for net capital expenditures of approximately $16 million to $19 million.

Based on our expected level of operations, we believe that cash flows from operations, together with available borrowings under our revolving credit facility, will be adequate to meet our future liquidity needs for at least the next twelve months. As of March 9, 2007, we had approximately $49.4 million of availability under our revolving credit facility, which reflected an outstanding balance of $3.7 million under our revolving credit facility and standby letters of credit of $6.9 million. Through March 9, 2007, we have completed five acquisitions with an aggregate acquisition cost of approximately $11.3 million.  We intend to pursue additional acquisitions throughout the remainder of 2007, although such future acquisitions are subject to significant uncertainties as to timing, price and availability.

As noted previously, we record the majority of our sales and profits during the months of May through September and the majority of the cash generated from those operations is received in August through November. During those months in 2007, we expect to repay all amounts borrowed under our revolving credit facility in the spring, fund dividends on our common stock, fund current capital expenditures and debt service and build up cash balances.

Debt and Capital Leases.   The table below summarizes the future payments due under our significant contractual obligations as of December 31, 2006:

	Total	2007	2008 to 2009	2010 to 2011	2012 and thereafter
	(in millions)
Long-term debt(1)	$514.5	$15.3	$44.8	$65.8	$388.6
Operating leases	37.2	9.7	14.1	8.6	4.8
Purchase obligations(2)	24.7	4.6	9.1	9.1	1.9
Total contractual obligations	$576.4	$29.6	$68.0	$83.5	$395.3

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

Intangible Assets	Useful Life
Goodwill	Indefinite life
Trade name	Indefinite life
Customer relationships	Straight line method over economic lives of eight to 30 years
Debt issuance costs	Effective interest method over the term of the debt

Impairment of Long-Lived Assets and Goodwill.   In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The determination of recoverability of long-lived assets and certain other identifiable intangible assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition. Measurement of an impairment loss for long-lived assets and other intangible assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or net realizable value. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is evaluated using a market valuation approach, based on valuations of comparable businesses, multiples of earnings of comparable businesses and discounted cash flows. Goodwill is evaluated at each fiscal year end and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Stock-based Compensation.   Effective January 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. Under the provisions of SFAS No. 148, we selected the modified prospective method of adoption and therefore began recognizing stock-based employee compensation cost related to all employee awards that were outstanding as of January 1, 2005.

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

We adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method and straight line amortization of compensation cost. Under the modified prospective method, compensation cost is recognized for all awards granted after adoption of the standard and for the unvested portion of previously granted awards that are outstanding on that date.

Through December 31, 2004, we accounted for stock-based awards under the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost related to stock options was  reflected in the net income (loss) available to common stockholders for the year ended December 31, 2004 as all outstanding stock options had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Recently Adopted Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, chapter 4”. SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. This statement was effective for fiscal years beginning after July 15, 2005. We adopted SFAS No. 151 on January 1, 2006. The adoption of SFAS No. 151 did not have a material effect on our results of operations and financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment to APB Opinion No. 29”. The accounting guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 was effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 on January 1, 2006 had no effect on our results of operations and financial position.

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

New Accounting Pronouncements

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

In June, 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 utilizes a two-step approach for evaluating tax positions. The first step, recognition, occurs when an enterprise concludes that a tax position, based solely on its technical merits is more likely than not to be sustained upon examination. The second step, measurement, is only addressed if the recognition criteria have been satisfied. In the measurement process, the tax benefit is measured at the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon final settlement. FIN 48’s use of the term “more likely than not” consistent with how the term is used in SFAS No. 109 (i.e. the likelihood of an occurrence greater than 50%). FIN 48 applies to all tax positions related to income taxes subject to SFAS 109. We will adopt FIN 48 as of January 1, 2007 as required and are currently evaluating the impact adoption will have on our results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. We are currently evaluating the impact that this standard may have on our results of operations and financial position.

ITEM 7A.        Quantitative and Qualitative Disclosures About Market Risk

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. Our main market risk exposure category is interest rate risk.

We are exposed to some market risk due to the floating interest rates under our credit facilities. Principal balances outstanding under the term loan and the revolving credit facility bear interest, at our option, at the London Inter-Bank Offered Rate (“LIBOR”) plus 1.75% or the prime rate (as announced from time to time by the Administrative Agent) plus 0.75%.

Effective September 12, 2005, we entered into an interest rate hedging agreement (the “Hedge”) to fix the interest rate on a portion of the term loan outstanding under the credit facilities. See “Liquidity and Capital Resources—Interest Rate Hedging Agreement”.

As of December 31, 2006, our credit facilities had an outstanding principal balance of $240.0 million at a weighted average interest rate of 7.1% per annum. At December 31, 2006, the 30-day LIBOR rate was 5.3%. If LIBOR were to increase by 1% from year end levels, the annual increase in interest expense, given our principal balances at December 31, 2006 and the effect of the Hedge, would be approximately $0.4 million.

ITEM 8.                Financial Statements and Supplementary Data

The financial statements and supplementary data required hereunder are included in this report as set forth in Item 15(a) of Part IV hereof and are incorporated herein by reference.

ITEM 9.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.        Controls and Procedures

Evaluation of Discolsure Controls and Procedures.   Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2006. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Management’s Report on Internal Control Over Financial Reporting.   Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f) and 15d-15(f).

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment we believe that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

Changes in Internal Controls over Financial Reporting.   There has been no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       Other Information

None.

PART III

ITEM 10.         Directors and Executive Officers of the Registrant

The information called for by this item is hereby incorporated by reference from our Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 11.         Executive Compensation

The information called for by this item is hereby incorporated by reference from our Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is hereby incorporated by reference from our Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 13.         Certain Relationships and Related Transactions

The information called for by this item is hereby incorporated by reference from our Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 14.         Principal Accountant Fees and Services

The information called for by this item is hereby incorporated by reference from our Proxy Statement for the 2007 Annual Meeting of Stockholders.

PART IV

ITEM 15.         Exhibits and Financial Statement Schedules

(a)          The following documents are filed as part of this Annual Report or are incorporated by reference:

1.                Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005.

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004.

Condensed Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

Notes to Financial Statements for the years ended December 31, 2006, 2005 and 2004.

2.                Financial Statement Schedules

None. All financial statement schedules are omitted because the information is not required, is not material or is otherwise included in the consolidated financial statements or notes thereto included elsewhere in this Annual Report.

3.                Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Reddy Ice Holdings, Inc., dated August 2, 2005. (Exhibit 3.1)(6)
3.2	Amended and Restated By-Laws of Reddy Ice Holdings, Inc. (Exhibit 3.2)(8)
4.1	Form of Certificate of Common Stock (Exhibit 4.1)(6)
4.2	Reddy Ice Holdings, Inc. Shareholders Agreement, dated August 14, 2003. (Exhibit 9.1)(3)
4.3	Indenture of 10 1/2% Senior Discount Notes due 2012 between Reddy Ice Holdings, Inc. and U.S. Bank National Association dated as of October 27, 2004. (Exhibit 4.2)(4)
4.4	Supplemental Indenture of 10 1/2% Senior Discount Notes due 2012 between Reddy Ice Holdings, Inc. and U.S. Bank National Association, dated as of July 28, 2005. (Exhibit 4.6)(8)
10.1	Reddy Ice Holdings, Inc. 2003 Stock Option Plan, effective August 15, 2003. (Exhibit 10.1)(3)
10.2	Form of Indemnification Agreement between Officers of Reddy Ice Holdings, Inc. and Reddy Ice Holdings, Inc., effective August 14, 2003. (Exhibit 10.2)(3)
10.3	Form of Indemnification Agreement between Officers of Packaged Ice, Inc. and Packaged Ice, Inc. (n/k/a Reddy Ice Corporation), effective August 14, 2003. (Exhibit 10.3)(3)
10.4	Form of Indemnification Agreement between Directors of Reddy Ice Holdings, Inc. and Reddy Ice Holdings, Inc., effective August 14, 2003. (Exhibit 10.4)(3)
10.5	Form of Indemnification Agreement between Directors of Packaged Ice, Inc. and Packaged Ice, Inc. (n/k/a Reddy Ice Corporation), effective August 14, 2003. (Exhibit 10.5)(3)
10.6	Form of Reddy Ice Holdings, Inc. Stock Option Agreement, dated August 14, 2003. (Exhibit 10.11)(3)

10.7	Form of Amendment No. 1 to Reddy Ice Holdings, Inc. Stock Option Agreement of August 14, 2003, dated as of November 7, 2003. (Exhibit 10.12)(3)
10.8	Employment Agreement of William P. Brick, dated August 14, 2003. (Exhibit 10.13)(3)
10.9	Employment Agreement of Jimmy C. Weaver, dated August 14, 2003. (Exhibit 10.14)(3)
10.10	Employment Agreement of Steven J. Janusek, dated August 14, 2003. (Exhibit 10.15)(3)
10.11	Employment Agreement of Ben D. Key, dated August 14, 2003. (Exhibit 10.16)(3)
10.12	Employment Agreement of Thomas L. Dann, dated August 14, 2003. (Exhibit 10.17)(3)
10.13	Employment Agreement of Graham D. Davis, dated August 14, 2003. (Exhibit 10.18)(3)
10.14	Employment Agreement of Joseph A. Geloso, dated August 14, 2003. (Exhibit 10.19)(3)
10.15	Employment Agreement of Mark A. Steffek, dated August 14, 2003. (Exhibit 10.20)(3)
10.16	Employment Agreement of Raymond D. Booth, dated August 14, 2003. (Exhibit 10.21)(3)
10.17	Purchase Agreement among Reddy Ice Holdings, Inc., Credit Suisse First Boston LLC, CIBC World Markets Corp. and Bear, Stearns & Co. Inc., dated October 27, 2004. (Exhibit 10.1)(4)
10.18	Registration Rights Agreement among Reddy Ice Holdings, Inc., Credit Suisse First Boston LLC, CIBC World Markets Corp. and Bear, Stearns & Co. Inc. dated October 27, 2004. (Exhibit 10.1)(4)
10.19	Dealer Manager and Consent Solicitation Agreement between Reddy Ice Group, Inc. and Credit Suisse First Boston LLC dated as of March 22, 2005. (Exhibit 10.25)(5)
10.20

Amended and Restated Credit Agreement among Reddy Ice Group, Inc., Various Financial Institutions and Other Persons from Time to Time Parties thereto, Credit Suisse, Cayman Islands Branch, Bear Stearns Corporate Lending Inc., Lehman Brothers Inc. and CIBC World Markets Corp. dated as of August 9, 2005. (Exhibit 10.1)(7)

10.21	Amended and Restated Parent Guaranty and Pledge Agreement, between Reddy Ice Holdings, Inc. and Credit Suisse dated as of August 12, 2005. (Exhibit 10.26)(8)
10.22†

First Amendment and Assumption Agreement among Reddy Ice Holdings, Inc., Reddy Ice Group, Inc., Reddy Ice Corporation, the Lenders and Credit Suisse, Cayman Islands Branch, dated as of January 1, 2007.

10.23†	Amended and Restated Borrower Pledge and Security Agreement between Reddy Ice Corporation and Credit Suisse, Cayman Islands Branch dated as of January 1, 2007.
10.24	Amendment to Reddy Ice Holdings, Inc. 2003 Stock Option Plan. (Exhibit 10.28)(8)
10.25	Reddy Ice Holdings, Inc. 2005 Long Term Incentive and Share Award Plan. (Exhibit 10.29)(8)
10.26	Form of Restricted Share Unit Agreement for certain members of senior management. (Exhibit 10.1)(9)
10.27	Form of Restricted Share Unit Agreement. (Exhibit 10.2)(9)
11.1*	Statement Regarding Computation of Per Share Earnings
14.1	Code of Business Conduct and Ethics as of August 8, 2005.(Exhibit 14.1)(10)
21.1†	List of subsidiaries.
23.1†	Consent of Deloitte & Touche LLP.
31.1†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Section 1350 Certification of Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Section 1350 Certification of Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(6)          Filed as an Exhibit to our Form S-1/A filed with the Commission on August 4, 2005 and incorporated herein by reference.

(7)          Filed as an Exhibit to our Form 8-K filed with the Commission on August 15, 2005 and incorporated herein by reference.

(8)          Filed as an Exhibit to our Form S-4/A filed with the Commission on August 24, 2005 and incorporated herein by reference.

(9)          Filed as an Exhibit to our Form 8-K filed with the Commission on November 3, 2005 and incorporated herein by reference.

(10) Filed as an Exhibit to our Form 10-K filed with the Commission on March 16, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDY ICE HOLDINGS, INC.
	By:	/s/ STEVEN J. JANUSEK
Steven J. Janusek
March 13, 2007		Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ WILLIAM P. BRICK	Chairman of the Board and Chief Executive Officer	March 13, 2007
William P. Brick
/s/ JIMMY C. WEAVER	President, Chief Operating Officer and Director	March 13, 2007
Jimmy C. Weaver
/s/ THEODORE J. HOST	Director	March 13, 2007
Theodore J. Host
/s/ MICHAEL S. MCGRATH	Director	March 13, 2007
Michael S. McGrath
/s/ TRACY L. NOLL	Director	March 13, 2007
Tracy L. Noll
/s/ ROBERT N. VERDECCHIO	Director	March 13, 2007
Robert N. Verdecchio

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Reddy Ice Holdings, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Reddy Ice Holdings, Inc. and subsidiary (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Reddy Ice Holdings, Inc. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Reddy Ice Holdings, Inc.
Dallas, Texas

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial  Reporting,” that Reddy Ice Holdings, Inc. and subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2006 of the Company and our report dated March 12, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of new accounting standard.

/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
March 12, 2007

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2006	2005
	(in thousands, except share data)
CURRENT ASSETS:
Cash and cash equivalents	$39,434	$33,997
Accounts receivable, net	25,723	23,376
Inventories	11,455	10,087
Prepaid expenses and other current assets	2,719	2,356
Deferred tax assets	1,620	2,740
Total current assets	80,951	72,556
PROPERTY AND EQUIPMENT, net	230,242	231,816
GOODWILL	216,370	214,968
OTHER INTANGIBLES, net	79,889	82,345
OTHER ASSETS	2,820	2,079
TOTAL	$610,272	$603,764
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$51	$65
Revolving credit facility	—	—
Accounts payable	14,090	12,962
Accrued expenses	18,659	18,150
Dividends payable	8,828	8,296
Total current liabilities	41,628	39,473
LONG-TERM OBLIGATIONS	364,844	352,895
DEFERRED TAX LIABILITIES, net	36,152	28,213
COMMITMENTS AND CONTINGENCIES (Note 13)	—	—
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 75,000,000 shares authorized; 21,809,395 and 21,690,042 shares issued and outstanding at December 31, 2006 and 2005, respectively	218	217
Additional paid-in capital	216,802	213,096
Unearned compensation	—	(52)
Accumulated deficit	(51,990)	(32,065)
Accumulated other comprehensive income	2,618	1,987
Total stockholders’ equity	167,648	183,183
TOTAL	$610,272	$603,764

See notes to consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2006	2005	2004
	(in thousands, except per share amounts)
Revenues	$346,038	$319,772	$285,727
Cost of sales, excluding depreciation expense	212,851	196,223	173,066
Depreciation expense related to cost of sales	19,517	18,838	17,850
Gross profit	113,670	104,711	94,811
Operating expenses	49,978	42,030	36,928
Depreciation and amortization expense	5,879	5,691	5,335
Loss on disposition of assets	1,107	1,848	398
Impairment of assets	3,718	5,725	—
Management agreement termination fees and transaction bonuses and expenses (Note 10)	—	6,171	—
Income from operations	52,988	43,246	52,150
Loss on extinguishment of debt	—	28,189	—
Interest expense	29,624	34,421	25,105
Interest income	(869)	—	—
Income (loss) before income taxes	24,233	(19,364)	27,045
Income tax (expense) benefit	(9,572)	7,248	(10,494)
Net income (loss)	14,661	(12,116)	16,551
Preferred dividends	—	—	10,583
Net income (loss) available to common stockholders	$14,661	$(12,116)	$5,968
Basic net income (loss) per share:
Net income (loss) available to common stockholders	$0.68	$(0.72)	$0.44
Weighted average common shares outstanding	21,405	16,760	13,675
Diluted net income (loss) per share:
Net income (loss) available to common stockholders	$0.68	$(0.72)	$0.44
Weighted average common shares outstanding	21,716	16,760	13,703
Cash dividends declared per share	$1.58	$0.59	$0.76

See notes to consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

								Accumulated
	Number of Shares		Par Value		Additional			Other
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Paid-In Capital	Unearned Compensation	Accumulated Deficit	Comprehensive Income	Total
	(In thousands)
Balance at January 1, 2004	99	13,669	$ 1	$ 137	$ 193,432	$ (437)	$ (2,713)	$ 898	$ 191,318
Issuance of common stock	—	17	—	—	125	—	—	—	125
Issuance of preferred stock	—	—	—	—	125	—	—	—	125
Dividends on common stock	—	—	—	—	—	—	(10,401)	—	(10,401)
Dividends on 12% cumulative preferred stock	—	—	—	—	10,583	—	(10,583)	—	—
Redemption of preferred stock	(99)	—	(1)	—	(114,188)	—	—	—	(114,189)
Amortization of unearned compensation	—	—	—	—	—	302	—	—	302
Comprehensive income:
Net income	—	—	—	—	—	—	16,551	—	16,551
Increase in fair value of derivative liability	—	—	—	—	—	—	—	2,464	2,464
Realized non-cash gain on derivative	—	—	—	—	—	—	—	(3,362)	(3,362)
Total comprehensive income									15,653
Balance at December 31, 2004	—	13,686	$ —	$ 137	$ 90,077	$ (135)	$ (7,146)	$ —	$ 82,933
Amortization of unearned compensation	—	—	—	—	—	83	—	—	83
Issuance of stock and compensation expense under stock-based awards	—	35	—	—	2,864	—	—	—	2,864
Exercise of employee stock options	—	1,057	—	11	1,788	—	—	—	1,799
Excess tax benefit from exercise of employee stock options	—	—	—	—	2,258	—	—	—	2,258
Issuance of common stock in connection with initial public offering and related transactions, net of issuance costs	—	6,912	—	69	116,109	—	—	—	116,178
Cash dividends declared	—	—	—	—	—	—	(12,803)	—	(12,803)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(12,116)	—	(12,116)
Increase in fair value of derivative asset	—	—	—	—	—	—	—	1,987	1,987
Total comprehensive loss									(10,129)
Balance at December 31, 2005	—	21,690	$ —	$ 217	$ 213,096	$ (52)	$ (32,065)	$ 1,987	$ 183,183

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

								Accumulated
	Number of Shares		Par Value		Additional			Other
	Preferred	Common	Preferred	Common	Paid-In	Unearned	Accumulated	Comprehensive
	Stock	Stock	Stock	Stock	Capital	Compensation	Deficit	Income	Total
	(In thousands)
Balance at December 31, 2005	—	21,690	$ —	$ 217	$ 213,096	$ (52)	$ (32,065)	$ 1,987	$ 183,183
Reclassification of unearned compensation upon adoption of SFAS No. 123(R)	—	—	—	—	(52)	52	—	—	—
Compensation expense related to stock-based awards	—	—	—	—	4,794	—	—	—	4,794
Cash dividends declared	—	—	—	—	—	—	(34,586)	—	(34,586)
Repurchase and retirement of common stock	—	(53)	—	(1)	(1,034)	—	—	—	(1,035)
Vesting of restricted stock units	—	172	—	2	(2)	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	14,661	—	14,661
Increase in fair value of derivative asset	—	—	—	—	—	—	—	631	631
Total comprehensive income									15,292
Balance at December 31, 2006	—	21,809	$ —	$ 218	$ 216,802	$ —	$ (51,990)	$ 2,618	$ 167,648

See notes to consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2006	2005	2004
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,661	$(12,116)	$16,551
Adjustments to reconcile net income (loss) to net cash provided by operating activities (excluding working capital from acquisitions):
Depreciation and amortization expense	25,396	24,529	23,185
Amortization of debt issue costs and debt discounts	13,596	13,358	4,410
Deferred tax expense (benefit)	8,878	(7,115)	10,176
Loss on disposition of assets	1,107	1,848	398
Stock-based compensation expense	4,794	2,947	302
Impairment of assets	3,718	5,725	—
Realized gain on derivative	—	—	(3,362)
Loss on extinguishment of debt	—	28,189	—
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, inventory and prepaid assets	(3,957)	(1,391)	(4,537)
Accounts payable, accrued expenses and other	2,072	(387)	663
Net cash provided by operating activities	70,265	55,587	47,786
CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(18,582)	(19,265)	(15,988)
Proceeds from dispositions of assets	1,967	2,108	2,657
Cost of acquisitions, net of cash acquired	(12,936)	(936)	(16,874)
Collection of note receivable	17	—	—
Cost of purchases of leased assets	—	(2,458)	—
Net cash used in investing activities	(29,534)	(20,551)	(30,205)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends and other distributions to stockholders	(34,054)	(4,507)	(10,401)
Repurchase and retirement of common stock	(1,035)	—	—
Proceeds from exercise of stock options	—	1,799	—
Proceeds from the issuance of common and preferred stock, net of issuance costs	—	116,178	250
Redemption of preferred stock	—	—	(114,189)
Proceeds from the issuance of debt	—	240,000	100,163
Deferred debt costs	—	(5,370)	(4,739)
Borrowings (repayments) under the revolving credit facility, net	—	(5,450)	5,450
Repayment of debt	(205)	(348,167)	(2,438)
Net cash used in financing activities	(35,294)	(5,517)	(25,904)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,437	29,519	(8,323)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	33,997	4,478	12,801
CASH AND CASH EQUIVALENTS, END OF PERIOD	$39,434	$33,997	$4,478
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$15,930	$23,471	$24,666
Cash receipts of interest income	$799	$—	$—
Cash payments (refunds) of income taxes	$864	$(114)	$300
Borrowings under the revolving credit facility	$45,905	$75,900	$53,100
Repayments under the revolving credit facility	$(45,905)	$(81,350)	$(47,650)
Cash dividends declared, not paid	$8,828	$8,296	$—
Increase in fair value of derivative	$631	$1,987	$2,464
Additions to property and equipment included in accounts payable	$326	$908	$—
Reversal of valuation allowance on deferred tax assets	$—	$—	$32,760
Issuance of notes payable—premium financing of insurance	$—	$88	$931
Excess tax benefit from exercise of employee stock options	$—	$(2,258)	$—

See notes to consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION

Reddy Ice Holdings, Inc. (“Reddy Holdings”), and its wholly-owned subsidiary, Reddy Ice Group, Inc. (“Reddy Group”), referred to collectively as the “Company”, manufactures and distributes packaged ice products and bottled water and owns and operates refrigerated warehouses. The Company is the largest manufacturer of packaged ice products in the United States. The Company serves approximately 82,000 customer locations in 31 states and the District of Columbia.

On January 1, 2007, Reddy Ice Group, Inc. merged with its wholly-owned subsidiary, Reddy Ice Corporation (“Reddy Corp.”), with Reddy Corp. being the surviving entity.

On August 12, 2005, Reddy Holdings completed an initial public offering of its common stock (see Note 10). As a result of the offering, Reddy Holdings’ common shares are publicly traded on the New York Stock Exchange under the ticker symbol “FRZ”.

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

Accounts Receivable.   Accounts receivable are net of allowances for doubtful accounts of $0.6 million at December 31, 2006 and 2005. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make the required payments on their accounts. The estimated losses are based on past experience with similar accounts receivable. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The following table represents the roll-forward of the allowance for doubtful accounts:

	Year Ended
	December 31,
	2006	2005	2004
	(in thousands)
Beginning balance	$600	$656	$114
Charges to expense	86	645	653
Other(1)	(134)	(701)	(111)
Ending balance	$552	$600	$656

(1)          Other activity includes direct write-offs of accounts receivable and other adjustments.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Goodwill and Other Intangibles.   In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize its goodwill and certain intangible assets with an indefinite life. Other intangible assets include the following that are amortized over their useful lives:

Intangible Assets	Useful Life
Goodwill	Indefinite life
Trade name	Indefinite life
Customer relationships	Straight line method over economic lives of eight to 30 years
Debt issue costs	Effective interest method over the term of the debt

Impairment of Long-Lived Assets.   In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The determination of recoverability of long-lived assets and certain other identifiable intangible assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition. Measurement of an impairment loss for long-lived assets and other intangible assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or net realizable value.

The Company reviewed two pieces of real estate in the ice business as a result of a pending sale of one property and physical damage to another in accordance with SFAS No. 144. As a result of this review, the Company recorded an impairment charge of $0.4 million during the three months ended June 30, 2006.

Impairment of Goodwill.   In accordance with SFAS No. 142, goodwill is evaluated using a market valuation approach, which is based on the valuations of comparable businesses, multiples of earnings of comparable businesses and discounted cash flows. The Company evaluates goodwill at each fiscal year end and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Due to the significant reduction in bottled water sales volumes related to a particular customer, the Company evaluated the goodwill recorded in the bottled water portion of its non-ice business segment in accordance with SFAS No. 142 during the three months ended September 30, 2006. As a result of such

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

evaluation, the Company recorded a non-cash impairment charge of $3.3 million, which resulted in the full write-off of goodwill in the Company’s bottled water operations.

Due to the significant reduction in cold storage sales volumes related to a particular customer, the Company evaluated the goodwill recorded in the cold storage portion of its non-ice business segment in accordance with SFAS No. 142. As a result of such evaluation, the Company recorded a non-cash impairment charge of $5.7 million during the three months ended June 30, 2005, which resulted in the full write-off of goodwill in the Company’s cold storage operations.

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

Earnings Per Share.   The computation of net income (loss) per share is based on net income (loss), after deducting any preferred stock dividends, divided by the weighted average number of shares outstanding. For the year ended December 31, 2005, there were 1.2 million shares of dilutive securities which were not included in the computation of diluted net loss per share as their effect would be anti-dilutive. All shares outstanding at December 31, 2006 were included in the computation of diluted earnings per share.

	Year Ended December 31,
	2006	2005	2004
	(in thousands, except per share amounts)
Net income (loss) for basic and diluted computation:
Net income (loss)	$14,661	$(12,116)	$16,551
Preferred dividends	—	—	10,583
Net income (loss) available to common stockholders	$14,661	$(12,116)	$5,968
Basic net income (loss) per share:
Weighted average common shares outstanding	21,405	16,760	13,675
Net income (loss) available to common stockholders	$0.68	$(0.72)	$0.44
Diluted net income (loss) per share:
Weighted average common shares outstanding	21,405	16,760	13,675
Shares issuable from assumed conversion of stock options or restricted stock	311	—	28
Weighted average common shares outstanding, as adjusted	21,716	16,760	13,703
Net income (loss) available to common stockholders	$0.68	$(0.72)	$0.44

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Interest Rate Hedging Agreement.   The differential to be paid or received on the interest rate hedging agreement is accrued as interest rates change and is recognized over the life of the agreement as an increase or decrease in interest expense. The Company does not use this instrument for trading purposes. The Company entered into this hedging arrangement for the purpose of hedging the anticipated cash payments for interest associated with its variable rate debt. The effect of this instrument is to fix the interest rate on a portion of the Company’s variable rate term debt.

Stock-based compensation.   At December 31, 2006 and 2005, the Company had two stock-based employee compensation plans, the Reddy Ice Holdings, Inc. Long Term Incentive and Share Award Plan (the “2005 Equity Incentive Plan”) and the Reddy Ice Holdings, Inc. 2003 Stock Option Plan (the “2003 Stock Option Plan”), under which stock options and other forms of equity compensation may be granted from time to time. See Note 11 for further information regarding the plans.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Through December 31, 2004, the Company accounted for the 2003 Stock Option Plan under the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost related to stock options is reflected in the net income (loss) available to common stockholders for the year ended December 31, 2004 as all stock options granted under the 2003 Stock Option Plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on the net income (loss) of the Company had it applied the fair value recognition provisions of stock-based compensation as described in SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

Year Ended December 31, 2004
(in thousands, except per share amounts)

Net income (loss) available to common stockholders, as reported	$5,968
Add: Employee stock-based compensation expense included in reported net income (loss), net of tax	185
Less: Total employee stock-based compensation expense determined under fair value based methods for all awards, net of tax	(325)
Pro forma net income (loss) available to common stockholders	$5,828
Basic net income (loss) per share:
As reported	$0.44
Pro forma	0.43
Diluted net income (loss) per share:
As reported	$0.44
Pro forma	0.43

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

New Accounting Pronouncements.   In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, chapter 4”. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. This statement was effective for fiscal years beginning after July 15, 2005 and SFAS

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

No. 151 was adopted on January 1, 2006. The adoption of SFAS No. 151 did not have a material effect on the Company’s results of operation and financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment to APB Opinion No. 29”. The accounting guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 was effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 on January 1, 2006 had no effect on the Company’s results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value estimates. This standard is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that this standard may have on its results of operations and financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements. SAB 108 is effective for fiscal years beginning after November 15, 2006. The Company is currently evaluating the impact that this standard may have on its results of operations and financial position.

In June, 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”.  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 utilizes a two-step approach for evaluating tax positions.  The first step, recognition, occurs when an enterprise concludes that a tax position, based solely on its technical merits is more likely than not to be sustained upon examination.  The second step, measurement, is only addressed if the recognition criteria have been satisfied.  In the measurement process, the tax benefit is measured at the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon final settlement.  FIN 48’s use of the term “more likely than not” is consistent with how the term is used in SFAS No. 109 (i.e. the likelihood of an occurrence greater than 50%).  FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109.  The Company will adopt FIN 48 as of January 1, 2007 as required and is currently evaluating the impact adoption will have on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted.  The Company is currently evaluating the impact that this standard may have on its results of operations and financial position.

3.   ACQUISITIONS

During 2006 and 2005, the Company purchased ten and two ice companies, respectively. The total purchase price was allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair values as of the closing dates using valuations and other studies. The following table summarizes the aggregate purchase prices and estimated aggregate fair values of the assets acquired and the liabilities assumed at the date of acquisition (dollars in millions):

	Year Ended
	December 31,
	2006	2005	2004
Total acquisition costs, including direct acquisition costs	$12.9	$0.9	$16.9
Total assets acquired	$5.0	$0.3	$6.1
Total liabilities assumed	0.3	—	(1.8)
Net assets acquired	$4.7	$0.3	$4.3

The excess of the aggregate purchase price over the net assets acquired was allocated to property and equipment, goodwill and other intangible assets as follows (dollars in millions):

	Year Ended
	December 31,
	2006	2005	2004
Goodwill	$4.8	$0.4	$8.3
Other intangible assets	3.4	0.2	4.3
Total excess purchase price	$8.2	$0.6	$12.6

Other intangible assets were comprised of customer lists, which are being amortized over useful lives of eight to 30 years. The acquisitions were funded out of the Company’s operating cash flows.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   ACQUISITIONS (Continued)

The results of operations of the 2006 acquisitions are included in the Company's consolidated results of operations from their respective acquisition dates, which range from January 6, 2006 to December 22, 2006. The results of operations of the 2005 acquisitions are included in the Company’s consolidated results of operations from their respective acquisition dates, both of which occurred in the third quarter of 2005.  The following unaudited pro forma information presents the Company’s consolidated results of operations (i) for the year ended December 31, 2006 as if the ten acquisitions in 2006 had all occurred on January 1, 2006 and (ii) for the year ended December 31, 2005 as if the ten acquisitions in 2006 and the two acquisitions in 2005 had all occurred on January 1, 2005:

	Year Ended
	December 31,
	2006	2005
	(in thousands)
	(unaudited)
Pro forma revenues	$348,864	$328,330
Pro forma net income (loss) available to common stockholders	$14,747	$(11,034)

4.   INVENTORIES

	December 31,
	2006	2005
	(in thousands)
Raw materials and supplies	$8,664	$7,801
Finished goods	2,791	2,286
Total	$11,455	$10,087

5.   PROPERTY AND EQUIPMENT

	December 31,
	2006	2005
	(in thousands)
Land	$21,198	$21,172
Buildings and site improvements	74,585	73,221
Plant, equipment and machinery	196,141	180,545
Construction in progress	1,734	1,116
Total	293,658	276,054
Less: accumulated depreciation	63,416	44,238
Total property and equipment, net	$230,242	$231,816

Depreciation expense related to cost of sales for the years ended December 31, 2006, 2005 and 2004 was $19.5 million, $18.8 million and $17.9 million, respectively.

Depreciation expense included in depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 was $1.4 million, $1.4 million and $1.2 million, respectively.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   GOODWILL AND OTHER INTANGIBLES

Goodwill was allocated to the Company’s business segments as follows:

	December 31,
	2006	2005
	(in thousands)
Ice products	$216,370	$211,620
Non-ice products and services	—	3,348
Total	$216,370	$214,968

As discussed in Note 2, the Company recorded non-cash impairment charges of $3.3 million during the three months ended September 30,  2006 and $5.7 million during the three months ended June 30, 2005 related to goodwill in the Company’s non-ice products and services segment.

At December 31, 2006 and 2005, other intangible assets consisted of the following:

	December 31,
	2006	2005
	(in thousands)
Non-amortizable intangible assets—trade name	$5,600	$5,600
Amortizable intangible assets:
Customer lists	81,631	78,194
Debt issue costs	9,271	9,271
Total	90,902	87,465
Less: accumulated amortization	16,613	10,720
Total amortizable intangibles, net	74,289	76,745
Total intangible assets, net	$79,889	$82,345

Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $4.5 million, $4.3 million and $4.1 million, respectively. Amortization expense for each of the years ending December 31, 2007, 2008, 2009, 2010 and 2011 is estimated to be $4.5 million. There is no amortization expense related to cost of sales.

7.   ACCRUED EXPENSES

	December 31,
	2006	2005
	(in thousands)
Accrued compensation and employee benefits, including payroll taxes and workers compensation insurance	$9,951	$9,758
Accrued interest	3,850	3,329
Accrued utilities	1,433	1,425
Accrued property, sales and other taxes	440	539
Other accrued insurance	1,872	1,940
Other	1,113	1,159
Total	$18,659	$18,150

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   REVOLVING CREDIT FACILITY AND LONG-TERM OBLIGATIONS

10 1/2% Senior Discount Notes.   On October 27, 2004, Reddy Holdings issued $151 million at maturity of 10 1/2% Senior Discount Notes due 2012 (the “Discount Notes”) in a private placement offering. The Discount Notes were sold at 66.333% of the stated principal amount, which resulted in gross proceeds of $100.2 million. The net proceeds of the offering, together with a dividend of approximately $28.4 million from the Company’s subsidiary, were used to redeem all of Reddy Holdings’ existing series A preferred stock for approximately $99.2 million, to pay accumulated dividends on such stock as of the date of redemption in the amount of approximately $15.0 million and to pay a dividend of approximately $10.4 million to our common stockholders. In connection with these transactions, the Company made a special transaction payment of approximately $1.2 million in the aggregate to certain members of management and certain directors (see Note 10).

Each Discount Note had an initial accreted value of $663.33 per $1,000 principal amount at maturity. The accreted value of each Discount Note will increase from the date of issuance until November 1, 2008 at a rate of 10 1/2% per annum such that the accreted value will equal the stated principal amount at maturity on November 1, 2008. Thereafter, cash interest will accrue and be payable semi-annually at a rate of 10 1/2% per annum. As of December 31, 2006, the fair value of the Discount Notes was $135.5 million.

The Discount Notes are unsecured obligations of Reddy Holdings and are:

•       not guaranteed by any of Reddy Holdings’ subsidiaries;

•       senior in right of payment to all of Reddy Holdings’ future subordinated indebtedness;

•       equal in right of payment with any of Reddy Holdings’ existing and future unsecured senior indebtedness;

•       effectively subordinated to Reddy Holdings’ existing and future secured debt, including debt under the Company’s credit facilities that is guaranteed by Reddy Holdings; and

•       structurally subordinated to all obligations and preferred equity of Reddy Holdings’ subsidiaries.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   REVOLVING CREDIT FACILITY AND LONG-TERM OBLIGATIONS (Continued)

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

On July 28, 2005, Reddy Holdings obtained the requisite consents from the holders of the Discount Notes to amend the definition of “Consolidated Net Income” in the indenture governing the Discount Notes in order to exclude certain one-time costs and expenses associated with Reddy Holdings’ initial public offering of its common stock (See Note 10).

On August 26, 2005, Reddy Holdings paid $0.4 million to purchase and retire Discount Notes with an aggregate principal amount at maturity of $0.5 million. A loss of $0.046 million was recognized in connection with this transaction.

8 7/8% Senior Subordinated Notes.   On July 17, 2003, the Company completed the sale of $152 million of 8 7/8% Senior Subordinated Notes due August 1, 2011 (the “Subordinated Notes”) in connection with a private placement offering. The Subordinated Notes were priced at 99.297%, which resulted in gross proceeds of $150.9 million. Interest was payable semiannually on February 1 and August 1, commencing on February 1, 2004. In conjunction with the issuance of the Subordinated Notes, $7.0 million of debt issuance costs were incurred. In connection with the closing of Reddy Holdings’ initial public offering of its common stock, substantially all the outstanding Subordinated Notes were redeemed (see discussion below in “Senior Credit Facilities” for further information).

Senior Credit Facilities.   On August 15, 2003, the Company entered into a $170 million senior secured credit facility, with the lenders being a syndicate of banks, financial institutions and other entities, including Credit Suisse First Boston as Administrative Agent, Canadian Imperial Bank of Commerce and Bear Stearns Corporate Lending, Inc. (the “Old Credit Facility”). The Old Credit Facility provided for a six-year term loan in the amount of $135 million (the “Original Term Loan”) and a five-year revolving credit facility (the “Old Revolving Credit Facility”) in the amount of $35 million. On November 6, 2003, the Old Credit Facility was amended to provide a Supplemental Term Loan (together with the Original Term Loan, referred to as the “Old Term Loans”) in the amount of $45 million. The Supplemental Term Loan had substantially the same terms as the Original Term Loan.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   REVOLVING CREDIT FACILITY AND LONG-TERM OBLIGATIONS (Continued)

On August 12, 2005, the Company amended and restated its credit facilities with a syndicate of banks, financial institutions and other entities as lenders, including Credit Suisse, Cayman Islands Branch, as Administrative Agent, CIBC World Markets Corp., Bear Stearns Corporate Lending Inc. and Lehman Commercial Paper, Inc., (the “Credit Facilities”), to increase the maximum amount of the revolving credit facility to $60 million (the “Revolving Credit Facility”), provide for a $240 million term loan (the “Term Loan”), reduce the applicable margins on both the Revolving Credit Facility and Term Loan and extend the maturity of the Revolving Credit Facility to August 12, 2010 and the Term Loan to August 12, 2012. Borrowings under the Revolving Credit Facility and the Term Loan, along with proceeds from the Company’s initial public offering (see Note 10), were used to repay the Old Credit Facility, repurchase substantially all of the Company’s existing Subordinated Notes and fund other related transactions. A loss on extinguishment of debt of $28.1 million was incurred in connection with these transactions. The loss was due to the payment of tender premiums and consent fees to the holders of the Subordinated Notes ($17.3 million), the write-off of deferred debt costs and original issue discount related to the Subordinated Notes and the Old Credit Facility ($10.6 million) and other fees and expense ($0.2 million).

At December 31, 2006, the Company had $53.6 million of availability under the Revolving Credit Facility, which was net of outstanding standby letters of credit of $6.4 million. The standby letters of credit are used primarily to secure certain insurance obligations.

Principal balances outstanding under the Credit Facilities bear interest per annum, at the Company’s option, at the sum of the base rate plus 0.75% or LIBOR plus 1.75%. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%. At December 31, 2006, the weighted average interest rate of borrowings outstanding under the Credit Facilities was 7.1%. Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. The Company pays a quarterly fee on the average availability under the Revolving Credit Facility based on an annual rate of 0.5%. As of December 31, 2006, the fair value of the Term Loan was $240.9 million.

The Revolving Credit Facility and Term Loan do not require any scheduled principal payments prior to their stated maturity dates. Subject to certain conditions, mandatory repayments of the Revolving Credit Facility and Term Loan (and if the Term Loan is no longer outstanding, mandatory commitment reductions of the Revolving Credit Facility) are required to be made with portions of the proceeds from (1) asset sales, (2) the issuance of debt securities and (3) insurance and condemnation awards, subject to various exceptions. In the event of a change in control, as defined in the Credit Facilities, an event of default will occur under the Credit Facilities. Under the Credit Facilities, Reddy Group may only pay dividends to Reddy Holdings if Reddy Group’s leverage ratio for the most recently ended fiscal quarter is less than or equal to 3.75 to 1.0. In addition, the Credit Facilities preclude Reddy Group from declaring any dividends if an event of default under the Credit Facilities has occurred and is continuing. In particular, it will be an event of default if Reddy Group’s leverage ratio exceeds 4.0 to 1.0 or Reddy Group’s interest coverage ratio is less than 3.25 to 1.0.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   REVOLVING CREDIT FACILITY AND LONG-TERM OBLIGATIONS (Continued)

The Credit Facilities contain financial covenants, which include the maintenance of certain financial ratios, as defined in the Credit Facilities, and are collateralized by substantially all of the Company’s assets and the capital stock of its subsidiaries. Reddy Holdings guarantees the Credit Facilities and such guarantee is secured by the capital stock of Reddy Group. At December 31, 2006, Reddy Group was in compliance with these covenants.

On January 1, 2007, Reddy Group merged with its wholly-owned subsidiary, Reddy Ice Corporation, with Reddy Corp. being the surviving entity. The Credit Facilities were amended on that date to allow the merger and to provide for the assumption of the Credit Facilities by Reddy Corp.

Interest Rate Hedging Agreement.   Effective September 12, 2005, the Company entered into an interest rate hedging agreement (the “Hedge”) to fix the interest rate on a portion of its Term Loan. The Hedge has a term of three years and ten months and an initial notional balance of $220 million. The notional balance decreases by $20 million on October 12 of each of the following three years, beginning on October 12, 2006. The Company pays a fixed rate of 4.431% on the notional balance outstanding and receives an amount equal to 3-month LIBOR. Any net payable or receivable amount is settled quarterly. If the Company had been required to settle the Hedge as of December 31, 2006, it would have received $2.6 million. The fair value of the Hedge is included in the caption “Other Assets” in the consolidated balance sheet. Changes in the fair value of the Hedge are recorded as “Other Comprehensive Income” in the consolidated statement of stockholders’ equity. The Company is exposed to risk of loss in the event of non-performance by the counterparty to the Hedge; however, it does not anticipate non-performance by the counterparty.

At December 31, 2006 and 2005, long-term obligations consisted of the following:

	December 31,
	2006	2005
	(in thousands)
Credit Facility—Term Loans	$240,000	$240,000
10½% Senior Discount Notes	150,500	150,500
Less: unamortized debt discount on 10½% Senior Discount Notes	(25,706)	(37,846)
Other	101	306
Total long-term obligations	364,895	352,960
Less: current maturities	51	65
Long-term obligation, net of current maturities	$364,844	$352,895

As of December 31, 2006, principal maturities of long-term obligations for the next five years are as follows (dollars in thousands):

2007	$51
2008	25
2009	—
2010	—
2011	26
2012 and thereafter	364,793
Total	$364,895

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   INCOME TAXES

The Company reported a profit for tax return purposes during the years ended December 31, 2006 and 2004 and a taxable loss during the year ended December 31, 2005. The total provision for income taxes varied from the U.S. federal statutory rate due to the following:

	Year Ended
	December 31,
	2006	2005	2004
	(in thousands)
Federal income tax (expense) benefit at statutory rate of 35%	$(8,481)	$6,777	$(9,466)
State income tax (expense) benefit, net of federal income tax benefits	(1,088)	767	(838)
Current expiration of state net operating loss carryforwards	—	(179)	—
Texas margin tax adjustment	569	—	—
Non-deductible expenses and other	(572)	(117)	(190)
Total income tax (expense) benefit	$(9,572)	$7,248	$(10,494)

The income tax (expense) benefit for the years ended December 31, 2006, 2005 and 2004 is composed of the following:

	Year Ended
	December 31,
	2006	2005	2004
	(in thousands)
Current tax (expense) benefit	$(694)	$133	$(318)
Deferred tax (expense) benefit	(8,878)	7,115	(10,176)
Total tax (expense) benefit	$(9,572)	$7,248	$(10,494)

Deferred tax assets and liabilities computed at the statutory rate related to temporary differences were as follows:

	December 31,
	2006	2005
	(in thousands)
Total current deferred tax assets—other assets	$1,620	$2,740
Deferred non-current tax assets (liabilities):
Intangible assets, including goodwill, customer lists and trade names	$(39,408)	$(38,198)
Property & equipment	(47,843)	(40,279)
Net operating loss carryforwards	40,875	46,453
Other assets	11,157	4,649
Total non-current deferred tax liabilities, net	(35,219)	(27,375)
Valuation allowance for net operating loss carryforwards	(933)	(838)
Total non-current deferred tax liabilities, net	$(36,152)	$(28,213)
Total deferred tax liabilities, net	$(34,532)	$(25,473)

At December 31, 2006, the Company had approximately $105 million of Federal net operating loss (“NOL”) carryforwards, of which approximately $64 million were generated prior to August 15, 2003. There are annual limitations on the utilization of the Federal NOL carryforwards generated prior to August 15, 2003 as a result of ownership changes, as defined by Section 382 of the Internal Revenue Code, as amended, on and prior to that date. In connection with its initial public offering on August 12, 2005 (see Note 10), the Company experienced another change in ownership for tax purposes. As a result, the Company’s ability to use any Federal NOL carryforwards generated on or prior to that date are subject to

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   INCOME TAXES (Continued)

an additional limitation. The new limitation will not have a material impact on the Company’s ability to utilize such NOL carryforwards. The NOL carryforwards expire between 2011 and 2025. A valuation allowance of $0.9 and $0.8 million has been recorded as of December 31, 2006 and December 31, 2005, respectively, to reduce state NOL carryforwards to the amount that management believes is more likely than not to be utilized.

In connection with the vesting of restricted stock on February 28, 2006 and restricted share units on August 12, 2006 (see Note 11), the Company realized an excess gross tax benefit of $4.2 million. Because the Company is not currently making cash payments for income taxes due to its net operating loss (“NOL”) carryforwards, such excess benefit has not been recognized in the Company’s financial statements and is being reported as a “suspended NOL carryforward” in the footnotes to the consolidated financial statements in accordance with SFAS No. 123(R).

During the year ended December 31, 2005, the Company recorded a $2.2 million credit to additional paid in capital, with an offsetting increase to the NOL carryforward, to reflect the tax benefit of deductions related to the exercise of employee stock options in March and August 2005 (see Notes 10 and 11).

On May 18, 2006, the state of Texas enacted new corporate tax legislation which changed the existing state business tax from a franchise tax based on earned surplus or taxable capital to a tax based on a defined calculation of gross margin (the “Margin Tax”). Because the tax base on the Margin Tax is derived from an income-based measure, the Margin Tax is an income tax and, therefore, the provisions of SFAS No. 109 regarding the recognition of deferred taxes apply to the new tax. SFAS No. 109 requires that the effect on deferred tax assets and liabilities of a change in tax law should be included in tax expense attributable to continuing operations in the period that enactment of the legislation occurs. Therefore, the Company has recalculated its deferred tax assets and liabilities related to Texas based on the Margin Tax and recognized a benefit of $0.6 million in 2006.

10.   CAPITAL STOCK

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   CAPITAL STOCK (Continued)

At the time of its inception in 2003, the stockholders of Reddy Holdings were comprised of Trimaran Capital Partners (“Trimaran”), Bear Stearns Merchant Banking (“BSMB”) and certain members of the Company’s senior management group. On March 17, 2005, certain employees exercised stock options granted under the 2003 Stock Option Plan to purchase 248,198 shares of Reddy Holdings’ common stock for an aggregate purchase price of approximately $1.8 million. On August 8, 2005, Reddy Holdings amended the 2003 Stock Option Plan to accelerate the schedule for vesting of time-based options, immediately vest all outstanding performance-based options, allow unvested options to be exercised for restricted stock with identical vesting schedules and provide for accelerated vesting of options upon the termination of an option holder’s employment under certain circumstances. A charge of $0.5 million was recorded in “Operating Expenses” in the consolidated statements of operations in connection with the acceleration of vesting schedules. On August 12, 2005, certain employees and directors performed a cashless exercise of stock options granted under the 2003 Stock Option Plan, which resulted in the issuance of 808,818 shares of common stock, 465,651 of which were restricted shares. In accordance with the 2003 Stock Option Plan, as amended, the restricted shares vest on the following schedule: 40% on February 28, 2006, 40% on January 16, 2007 and 20% on July 1, 2007. There were no stock options outstanding as of December 31, 2006.

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

Since the completion of the IPO, the board of directors of Reddy Holdings has declared dividends on its common stock as follows:

		Dividend	Dividend	Total
Declaration Date	Record Date	Payable Date	Per share	Dividend
August 11, 2005	September 30, 2005	October 17, 2005	$0.20788	$4.5 million
December 15, 2005	December 30, 2005	January 17, 2006	$0.38250	$8.3 million
March 15, 2006	March 31, 2006	April 17, 2006	$0.38250	$8.3 million
June 15, 2006	June 30, 2006	July 17, 2006	$0.40000	$8.7 million
September 15, 2006	September 29, 2006	October 16, 2006	$0.40000	$8.8 million
December 15, 2006	December 29, 2006	January 16, 2007	$0.40000	$8.8 million

Preferred Stock.   Reddy Holdings is authorized to issue up to 25,000,000 shares of $0.01 par value preferred stock, all of which is currently undesignated. In 2003, the Company issued 99,050 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) which were valued at $1,000 per share. The liquidation preference per share of the Series A Preferred Stock was equal to the sum of (a) $1,000 plus (b) the amount of all accumulated but unpaid dividends on such shares. The holders of the outstanding shares of Series A Preferred Stock immediately preceding the dividend payment date were entitled to receive dividends, as declared by Reddy Holdings’ Board of Directors, at a rate per annum equal to 12% of the liquidation amount per share. All dividends were cumulative, whether or not earned or declared, accruing on a daily basis from the issue date and were payable in cash quarterly in arrears on each dividend payment date commencing on November 15, 2003. If Reddy Holdings did not pay the cash dividends on a quarterly basis, all unpaid dividends were to be added to the liquidation amount in respect of such shares on each dividend payment date. If Reddy Holdings failed to make a liquidation payment

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   CAPITAL STOCK (Continued)

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

On October 27, 2004, the Company issued $151 million in aggregate principal amount at maturity of its 10 1/2% Senior Discount Notes (see Note 8). The Company used the net proceeds of the Discount Notes offering, together with an approximately $28.4 million dividend from its subsidiary, to redeem all of the Company’s outstanding Series A Preferred Stock (99,175 shares) for an aggregate liquidation amount of $114.2 million and to pay a dividend of $10.4 million on its common stock. In connection with these events, the Company made a special transaction payment of approximately $1.2 million in the aggregate to certain members of management and certain directors.

11.   EMPLOYEE BENEFIT PLANS

401(k) Plan.   The Company has a 401(k) defined contribution savings plan for the benefit of all employees who have met the eligibility or minimum service requirements to participate. Employees may contribute up to the maximum amount allowed by the Internal Revenue Service, while Company contributions are made at the discretion of the Board of Directors. The Company contributed $0.5 million, $0.3 million and $0.2 million during the years ended December 31, 2006, 2005 and 2004, respectively.

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

On November 3, 2005, 9,300 unrestricted common shares were granted to certain employees under the 2005 Equity Incentive Plan. During 2006 and 2005, the Company granted 30,025 and 692,000 restricted share units (“RSUs”), respectively, to certain employees and independent directors. Each RSU provides for the grant of one share of unrestricted common stock on the date that the vesting terms of each RSU is satisfied.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   EMPLOYEE BENEFIT PLANS (Continued)

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

Based on the Company’s financial results for the vesting period ended June 30, 2006, the performance condition for the Performance-vested RSUs eligible for vesting on August 12, 2006 was met. A total of 172,375 Time-vested RSUs and Performance-vested RSUs vested on August 12, 2006. As a result of the performance targets for the remaining three vesting periods being met as of June 30, 2006, the holders of unvested Performance-based RSUs will be entitled to dividend equivalent payments for the period from July 1, 2006 to June 30, 2007. During 2006, dividend equivalent payments declared totaled $0.2 million.

Compensation expense associated with the 2005 Equity Incentive Plan was $3.7 million and $0.8 million during the years ended December 31, 2006 and 2005 respectively. Such compensation expense was recorded in “Operating Expenses” in the consolidated statements of operations. Approximately twenty-five percent of the Time-vested RSUs are being expensed during each period ending August 12 in 2006 to 2009. Performance-vested RSUs are being expensed on the same basis as it is management’s belief that the performance condition for each period will be met. The associated income tax benefit from the vesting of RSUs and the grant of stock in 2006 and 2005 was $1.5 million and $0.3 million, respectively. As of December 31, 2006, there was $8.7 million of total unrecognized compensation costs related to unvested RSUs. That cost is expected to be recognized over a weighted average period of 2.6 years.

The weighted average grant-date fair value of the RSUs granted in 2006 and 2005 was $21.88 per share and $17.90 per share, respectively. The fair value per share of RSU grants in 2006 was based on the closing market price of the Company’s stock on the date of grant. The fair value of RSU grants in 2005 was estimated as the closing market price on the date of grant less the present value of dividends expected to be paid during the vesting period. The following weighted average assumptions were used to value grants in 2005:

Market value per share at grant date	$21.13
Expected quarterly cash dividend per share	$0.3825
Discount rate	4.22%
Vesting period	4 years

The following table indicates share, fair value and remaining life information with respect to RSUs outstanding under the 2005 Equity Incentive Plan for the year ended December 31, 2006:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining
	Shares	Fair Value	Life (in years)
Outstanding, December 31, 2005	692,000	$17.94	3.6
Granted	30,025	21.88	3.1
Vested	(172,375)	17.97	3.0
Forfeited	(12,200)	18.68	3.2
Outstanding, December 31, 2006	537,450	$18.14	2.6

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   EMPLOYEE BENEFIT PLANS (Continued)

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

The 2003 Stock Option Plan was amended on August 8, 2005 (see Note 10). On August 12, 2005, all outstanding options under the 2003 Stock Option Plan were exercised in exchange for restricted shares (see Note 10). At December 31, 2006, 57,883 shares of common stock were reserved for issuance under the 2003 Stock Option Plan. The Company does not intend to make any additional grants under this plan. In connection with the scheduled vesting of restricted shares on February 28, 2006, the Company purchased and retired 51,256 shares of common stock from employees for $1.0 million to provide the employees with funds to satisfy their minimum statutory federal and state tax withholding obligations related to the vesting of their restricted stock on that date. The purchase price was $20.20 per share, the closing market price on February 28, 2006.

Compensation expense associated with the 2003 Stock Option Plan was $1.1 million during the years ended December 31, 2006 and 2005, excluding the effect of the acceleration of vesting schedules in 2005 as discussed in Note 10. Such compensation expense was recorded in “Operating Expenses” in the consolidated statements of operations. As of December 31, 2006, there was $0.5 million of total unrecognized compensation costs related to unvested restricted shares. That cost is expected to be recognized over a weighted average period of 0.5 years. The associated income tax benefit from the vesting of restricted stock and the exercise of stock options in 2006 and 2005 was $1.5 million and $2.9 million, respectively. No restricted shares vested, nor were any stock options exercised, in 2004. The following table indicates share, fair value and remaining life information with respect to restricted stock outstanding under the 2003 Stock Option Plan for the year ended December 31, 2006:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining
	Shares	Fair Value	Life (in years)
Outstanding, December 31, 2005	465,651	$2.90	1.5
Granted	—	—	—
Vested	(186,761)	2.90	1.3
Forfeited	(1,766)	2.90	1.3
Outstanding, December 31, 2006	277,124	$2.90	0.5

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   EMPLOYEE BENEFIT PLANS (Continued)

The following table indicates share and exercise price information with respect to options outstanding under the 2003 Stock Option Plan for the years ended December 31, 2005 and 2004:

	Year Ended
	December 31,
	2005		2004
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	1,577,845	$7.25	1,561,285	$7.25
Granted	—	—	49,087	7.25
Exercised	(1,577,845)	7.25	—	—
Forfeited	—	—	(32,527)	7.25
Outstanding at end of year	—	—	1,577,845	$7.25
Weighted average fair value of options granted during the year		$—		$6.67

The Black-Scholes option pricing model was used determine the fair value of options granted in the year ended December 31, 2004. The Black-Scholes model used the following weighted average assumptions: risk free interest rate of 4.24%, expected life of 10 years, no dividends to be paid and volatility of 0%.

The Company has elected to apply the short-cut method to determine the hypothetical additional paid-in capital (“APIC”) pool provided by FASB Staff Position SFAS 123(R) - 3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. The Company has determined that a hypothetical pool of excess tax benefits existed in APIC as of January 1, 2006, the date of adoption of SFAS 123(R), related to historical stock option exercises. As of December 31, 2006, the total excess tax benefits in the APIC pool was approximately $3.8 million. In future periods, excess tax benefits resulting from stock option exercises will be recognized as additions to APIC in the period the benefit is realized, provided that the Company’s net operating loss carryforwards have been utilized. If the Company has net operating loss carryforwards remaining, excess tax benefits will be reported in the footnotes as a suspended net operating loss carryforward. In the event of a shortfall (i.e., the tax benefit realized is less than the amount previously recognized through periodic stock compensation expense recognition and related deferred tax accounting), the shortfall would be charged against APIC to the extent of previous excess benefits, if any, including the hypothetical APIC pool, and then to tax expense.

12.   RELATED PARTIES

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   RELATED PARTIES (Continued)

Trimaran and BSMB also rendered additional services in connection with acquisitions, divestitures and financings pursuant to the Management Agreement. In connection with these services, they earned a fee equal to 2% of the value of any such transaction if additional equity is invested. In addition, the annual monitoring and management services fee will be increased in connection with acquisitions by an amount equal to 1% of the trailing twelve-month pro forma EBITDA (as defined in the Monitoring Agreement) of acquired businesses. Trimaran and BSMB collectively earned monitoring and management services fees of $0.4 million and $0.6 million during the years ended December 31, 2005 and 2004 respectively. In connection with the IPO and the related transactions, the Company paid BSMB and Trimaran $4.0 million in the aggregate to terminate the Management Agreement (see Note 10).

The Company was one of several portfolio companies in which BSMB had an interest. In 2004, BSMB initiated a process to identify areas where cost savings could be achieved by its portfolio companies by coordinating the purchases activities of such companies to take advantage of volume purchase discounts that would otherwise not be available to the Company if it were acting independently. In connection with this undertaking, BSMB entered into consulting arrangements with individuals and consulting firms. The consulting fees were charged to BSMB’s portfolio companies based on each company’s pro rata share of the overall cost savings achieved. The Company’s share of the consulting fees was approximately $0.2 million. The Company recorded a charge for such consulting services in “Operating Expenses” in the consolidated statement of operations for the year ended December 31, 2005.

Certain participants in the Trimaran investment program were affiliated with Canadian Imperial Bank of Commerce and BSMB was affiliated with Bear Stearns Corporate Lending, Inc., who are both lenders to the Credit Facility (see Note 8). In connection with the initial public offering of Reddy Holdings’ common stock in August 2005, affiliates of BSMB and Trimaran received an aggregate payment of $3.1 million as compensation for their roles as underwriters for the initial public offering.

Reddy Holdings issued 34,500 shares of restricted common stock and 250 shares of restricted preferred stock valued at an aggregate $0.5 million at the time of issuance to certain members of the Company’s senior management on August 14, 2003. The common shares vested on August 14, 2006. Compensation expense was recognized over the three-year life of the grant. The preferred shares became fully vested in October 2004 in connection with the redemption of the Series A Preferred Stock. The related compensation expense was fully recognized by October 2004.

In connection with the issuance of the 10½% Senior Discount Notes, the redemption of Reddy Holdings’ Series A Preferred Stock and the payment of a common dividend (see Note 10) in 2004, certain members of management and certain directors received a special transaction payment totaling $1.2 million.

13.   COMMITMENTS AND CONTINGENCIES

The Company has leased certain facilities and equipment. Under these and other operating leases, future minimum annual rentals at December 31, 2006 are approximately $9.7 million in 2007, $7.8 million in 2008, $6.3 million in 2009, $4.8 million in 2010, $3.8 million in 2011 and $4.8 million thereafter. Rent expense was $12.7 million, $11.6 million and $9.4 million in the years ended December 31, 2006, 2005 and 2004, respectively.

In June 1999, the Company entered into an exclusive supply agreement with a merchandiser manufacturer (the “Supply Agreement”) in which it committed to purchase 4,000 merchandisers and/or Ice

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   COMMITMENTS AND CONTINGENCIES (Continued)

Factory merchandisers and a minimum of $1.5 million of replacement parts per twelve-month period commencing June 1, 1999. Effective June 1, 2002, the Supply Agreement was amended to modify certain terms, which included extending the term of the Supply Agreement to May 31, 2012 and reducing the annual merchandiser and replacement parts commitments to 2,000 units and $0.75 million, respectively. The Company was in compliance with the amended Supply Agreement at May 31, 2006 and management believes the Company will be in compliance as of May 31, 2007.

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

The accounting policies of the segments are the same as those described in Note 2. The Company evaluates the performance of each segment based on earnings before interest, taxes, depreciation, amortization, gain or loss on disposition of assets, impairment of assets, loss on extinguishment of debt and management agreement termination fees and transaction bonuses and expenses (“Segment EBITDA”). Segment assets are not a factor in the evaluation of performance. There were no intersegment sales during the periods presented below.

Segment information for the year ended December 31, 2006 was as follows:

	Ice	Non-Ice	Total
	(in thousands)
Revenues	$333,458	$12,580	$346,038
Cost of sales (excluding depreciation)	204,577	8,274	212,851
Operating expenses	48,204	1,774	49,978
Segment EBITDA	$80,677	$2,532	$83,209
Total assets	$590,530	$19,742	$610,272

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   SEGMENT INFORMATION (Continued)

Segment information for the year ended December 31, 2005 was as follows:

	Ice	Non-Ice	Total
	(in thousands)
Revenues	$304,755	$15,017	$319,772
Cost of sales (excluding depreciation)	186,668	9,555	196,223
Operating expenses	40,172	1,858	42,030
Segment EBITDA	$77,915	$3,604	$81,519
Total assets	$578,750	$25,014	$603,764

Segment information for the year ended December 31, 2004 was as follows:

	Ice	Non-Ice	Total
	(in thousands)
Revenues	$268,319	$17,408	$285,727
Cost of sales (excluding depreciation)	162,811	10,255	173,066
Operating expenses	35,040	1,888	36,928
Segment EBITDA	$70,468	$5,265	$75,733
Total assets	$554,947	$33,673	$588,620

A reconciliation of total Segment EBITDA to net income (loss) for the years ended December 31, 2006,  2005, and 2004 was as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Total Segment EBITDA	$83,209	$81,519	$75,733
Depreciation expense related to cost of sales	(19,517)	(18,838)	(17,850)
Depreciation and amortization expense	(5,879)	(5,691)	(5,335)
Loss on disposition of assets	(1,107)	(1,848)	(398)
Impairment of assets	(3,718)	(5,725)	—
Management agreement termination fees and transaction bonuses and expenses	—	(6,171)	—
Loss on extinguishment of debt	—	(28,189)	—
Interest expense	(29,624)	(34,421)	(25,105)
Interest income	869	—	—
Income tax (expense) benefit	(9,572)	7,248	(10,494)
Net income (loss)	$14,661	$(12,116)	$16,551

Revenues from one group of affiliated customers in the Company’s ice segment represented approximately 11%, 11% and 10% of the Company’s consolidated revenues in 2006, 2005 and 2004, respectively.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   QUARTERLY INFORMATION (UNAUDITED)

The following table summarizes the unaudited quarterly information for the years ended December 31, 2006, 2005 and 2004. In the opinion of management, all adjustments necessary for a fair presentation of the unaudited results for the periods are included.

For the year ended December 31, 2006:

	1st	2nd	3rd	4th	Year
	(in thousands)
Revenues	$44,808	$113,576	$126,063	$61,591	$346,038
Gross profit	5,681	44,485	48,831	14,673	113,670
Net (loss) income available to common stockholders	(8,239)	12,713	15,072	(4,885)	14,661

For the year ended December 31, 2005:

	1st	2nd	3rd	4th	Year
	(in thousands)
Revenues	$39,244	$93,123	$126,562	$60,843	$319,772
Gross profit	2,824	35,290	52,773	13,824	104,711
Net (loss) income available to common stockholders	(10,180)	5,395	(3,093)	(4,238)	(12,116)

For the year ended December 31, 2004:

	1st	2nd	3rd	4th	Year
	(in thousands)
Revenues	$37,380	$88,529	$106,507	$53,311	$285,727
Gross profit	4,372	34,054	43,091	13,294	94,811
Net (loss) income available to common stockholders	(14,789)	12,164	13,233	(4,640)	5,968

16.   SUBSEQUENT EVENTS

During January and February 2007, the Company completed the acquisitions of five ice companies for an aggregate cash purchase price of approximately $11.3 million. Historical annual revenues associated with the 2007 acquisitions is approximately $8.1 million.