Form 10-Q
period 2007-03-31
REDDY ICE HOLDINGS INC
filed 2007-04-26
CIK 1268984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 001-32596

REDDY ICE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	156-2381368
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

The number of shares of registrant’s common stock outstanding as of April 24, 2007 was 21,809,395.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2007

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,999	$39,434
Accounts receivable, net	23,757	25,723
Inventories	13,689	11,455
Prepaid expenses and other current assets	2,679	2,719
Deferred tax assets	1,773	1,620
Total current assets	51,897	80,951
PROPERTY AND EQUIPMENT, net	235,596	230,242
GOODWILL	220,787	216,370
OTHER INTANGIBLES, net	81,167	79,889
OTHER ASSETS	2,011	2,820
TOTAL	$591,458	$610,272
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$57	$51
Revolving credit facility	6,300	—
Accounts payable	14,986	14,090
Accrued expenses	15,830	18,659
Dividends payable	8,827	8,828
Total current liabilities	46,000	41,628
LONG-TERM OBLIGATIONS	368,043	364,844
DEFERRED TAXES AND OTHER LIABILITIES, net	30,377	36,152
COMMITMENTS AND CONTINGENCIES (Note 10)	—	—
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 75,000,000 shares authorized; 21,809,395 shares issued and outstanding at March 31, 2007 and December 31, 2006	218	218
Additional paid-in capital	217,888	216,802
Accumulated deficit	(72,860)	(51,990)
Accumulated other comprehensive income	1,792	2,618
Total stockholders’ equity	147,038	167,648
TOTAL	$591,458	$610,272

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(in thousands, except per share amounts)
Revenues	$47,028	$44,808
Cost of sales (excluding depreciation)	38,071	34,413
Depreciation expense related to cost of sales	5,091	4,714
Gross profit	3,866	5,681
Operating expenses	10,701	11,089
Depreciation and amortization expense	1,530	1,428
Loss on dispositions of assets	123	104
Loss from operations	(8,488)	(6,940)
Interest expense	7,533	6,954
Interest income	(216)	—
Loss before income taxes	(15,805)	(13,894)
Income tax benefit	5,597	5,655
Net loss	$(10,208)	$(8,239)
Basic and diluted net loss per share:
Net loss	$(0.47)	$(0.39)
Weighted average common shares outstanding	21,686	21,273
Cash dividends declared per share	$0.4000	$0.3825

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Number of	Par	Paid-In	Accumulated	Comprehensive
	Shares	Value	Capital	Deficit	Income	Total
	(in thousands)
Balance at January 1, 2007	21,809	$218	$216,802	$(51,990)	$2,618	$167,648
Compensation expense related to stock-based awards	—	—	1,086	—	—	1,086
Cash dividends declared	—	—	—	(8,827)	—	(8,827)
Cumulative effect of change in accounting principle (Note 9)	—	—	—	(1,835)	—	(1,835)
Comprehensive loss:
Net loss	—	—	—	(10,208)	—	(10,208)
Change in fair value of derivative asset	—	—	—	—	(826)	(826)
Total comprehensive loss						(11,034)
Balance at March 31, 2007	21,809	$218	$217,888	$(72,860)	$1,792	$147,038

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,208)	$(8,239)
Adjustments to reconcile net loss to net cash used in operating activities (excluding working capital from acquisitions):
Depreciation and amortization expense	6,621	6,142
Amortization of debt issue costs and debt discount	3,584	3,271
Loss on dispositions of assets	123	104
Stock-based compensation expense	1,086	1,245
Deferred taxes	(5,597)	(5,655)
Change in assets and liabilities:
Accounts receivable, inventory and prepaid expenses	(145)	(980)
Accounts payable, accrued expenses and other	(6,309)	(5,264)
Net cash used in operating activities	(10,845)	(9,376)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(4,632)	(3,957)
Proceeds from dispositions of property and equipment	56	353
Cost of acquisitions	(11,476)	(1,404)
Collection of note receivable	3	—
Net cash used in investing activities	(16,049)	(5,008)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(8,828)	(8,296)
Repurchase and retirement of common stock	—	(1,035)
Borrowings under the credit facility, net	6,300	—
Repayment of long-term obligations	(13)	(17)
Net cash used in financing activities	(2,541)	(9,348)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(29,435)	(23,732)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	39,434	33,997
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,999	$10,265
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$4,019	$3,739
Cash receipts of interest income	$337	$—
Cash payments for income taxes	$15	$—
Borrowings under the credit facility	$7,700	$1,700
Repayments on the credit facility	$(1,400)	$(1,700)
Increase (decrease) in fair value of derivative	$(826)	$2,196
Cash dividends declared, not paid	$8,827	$8,276
Additions to property and equipment included in accounts payable	$2,063	$399

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

1.   General

The condensed consolidated financial statements of Reddy Ice Holdings, Inc. included herein are unaudited; however, the balance sheet as of December 31, 2006 has been derived from the audited financial statements for that date. These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As applicable under the SEC’s regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. All significant intercompany balances and transactions have been eliminated upon consolidation, and all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal and recurring nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results to be achieved for the full year.

Reddy Ice Holdings, Inc. (“Reddy Holdings”), and its wholly-owned subsidiary, Reddy Ice Corporation (“Reddy Corp.”), referred to collectively as the “Company”, manufactures and distributes packaged ice products and bottled water and owns and operates refrigerated warehouses. The Company is the largest manufacturer of packaged ice products in the United States. The Company serves approximately 82,000 customer locations in 31 states and the District of Columbia.

2.   Acquisitions

During the three months ended March 31, 2007, the Company purchased five ice companies. Including direct acquisition costs, the total acquisition consideration was $11.5 million. The total purchase price was allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair values as of the respective closing dates using valuations and other studies. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition (dollars in millions):

Total assets acquired	$ 4.8
Total liabilities assumed	(0.5)
Net assets acquired	$ 4.3

The excess $7.2 million of aggregate purchase price over the net assets acquired was allocated to goodwill ($4.4 million) and other intangible assets ($2.8 million). Other intangible assets are comprised of customer lists, which are being amortized on a straight line basis over useful lives of 11 to 30 years.

During 2006, the Company purchased ten ice companies for total acquisition consideration of $12.9 million. The results of operations of the 2006 and 2007 acquisitions are included in the Company’s consolidated results of operations from the date of each acquisition, which ranged from January 6, 2006 to December 22, 2006 and from January 2, 2007 to February 21, 2007.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

2.   Acquisitions (Continued)

The following unaudited pro forma information presents the Company’s consolidated results of operations (i) for the three months ended March 31, 2007 as if the 2007 acquisitions had all occurred on January 1, 2007 and (ii) for the three months ended March 31, 2006 as if the 2007 and 2006 acquisitions had all occurred on January 1, 2006:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Pro forma revenues	$ 47,286	$ 46,647
Pro forma net loss	(10,312)	(9,123)
Pro forma basic and diluted net loss per share	(0.48)	(0.43)

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

	March 31,	December 31,
	2007	2006
	(in thousands)
Raw materials and supplies	$ 9,500	$ 8,664
Finished goods	4,189	2,791
Total	$ 13,689	$ 11,455

4.   Accrued Expenses

	March 31,	December 31,
	2007	2006
	(in thousands)
Accrued compensation and employee benefits, including payroll taxes and workers’ compensation insurance	$ 4,373	$ 9,951
Accrued interest	3,750	3,850
Accrued utilities	1,387	1,433
Accrued property, sales and other taxes	988	440
Unrecognized tax benefits	2,639	—
Other accrued insurance	1,524	1,872
Other	1,169	1,113
Total	$ 15,830	$ 18,659

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

5.   Revolving Credit Facility and Long-Term Obligations (Continued)

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

•       equal in right of payment with Reddy Holdings’ existing and future unsecured senior indebtedness;

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

Senior Credit Facilities.   On August 12, 2005, the Company amended and restated its credit facilities with a syndicate of banks, financial institutions and other entities as lenders, including Credit Suisse, Cayman Islands Branch, as Administrative Agent, CIBC World Markets Corp., Bear Stearns Corporate Lending Inc. and Lehman Commercial Paper, Inc., (the “Credit Facilities”). The Credit Facilities provide for a $60 million revolving credit facility (the “Revolving Credit Facility”) and a $240 million term loan (the “Term Loan”). The Revolving Credit Facility and Term Loan mature on August 12, 2010 and August 12, 2012, respectively.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

5.   Revolving Credit Facility and Long-Term Obligations (Continued)

At March 31, 2007, the Company had $46.8 million of availability under the Revolving Credit Facility, which was net of outstanding balances under the Revolving Credit Facility of $6.3 million and standby letters of credit of $6.9 million. The standby letters of credit are used primarily to secure certain insurance obligations.

Principal balances outstanding under the Credit Facilities bear interest per annum, at the Company’s option, at the sum of the base rate plus 0.75% or LIBOR plus 1.75%. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%. At March 31, 2007, the weighted average interest rate of borrowings outstanding under the Credit Facilities was 7.1%. Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. The Company pays a quarterly fee on the average availability under the Revolving Credit Facility based on an annual rate of 0.5%.

The Revolving Credit Facility and Term Loan do not require any scheduled principal payments prior to their stated maturity dates. Subject to certain conditions, mandatory repayments of the Revolving Credit Facility and Term Loan (and if the Term Loan is no longer outstanding, mandatory commitment reductions of the Revolving Credit Facility) are required to be made with portions of the proceeds from (1) asset sales, (2) the issuance of debt securities and (3) insurance and condemnation awards, subject to various exceptions. In the event of a change in control, as defined in the Credit Facilities, an event of default will occur under the Credit Facilities. Under the Credit Facilities, Reddy Corp. may only pay dividends to Reddy Holdings if Reddy Corp.’s leverage ratio for the most recently ended fiscal quarter is less than or equal to 3.75 to 1.0. In addition, the Credit Facilities preclude Reddy Corp. from declaring any dividends if an event of default under the Credit Facilities has occurred and is continuing. In particular, it will be an event of default if Reddy Corp.’s leverage ratio exceeds 4.0 to 1.0 or Reddy Corp.’s interest coverage ratio is less than 3.25 to 1.0.

The Credit Facilities contain financial covenants, which include the maintenance of certain financial ratios, as defined in the Credit Facilities, and are collateralized by substantially all of the Company’s assets and the capital stock of its subsidiaries. Reddy Holdings guarantees the Credit Facilities and such guarantee is secured by the capital stock of Reddy Corp. At March 31, 2007, Reddy Corp. was in compliance with these covenants.

On January 1, 2007, Reddy Corp. merged with its parent, Reddy Ice Group, Inc., with Reddy Corp. being the surviving entity. The Credit Facilities were amended on that date to allow the merger and to provide for the assumption of the Credit Facilities by Reddy Corp.

Interest Rate Hedging Agreement.   Effective September 12, 2005, the Company entered into an interest rate hedging agreement (the “Hedge”) to fix the interest rate on a portion of its Term Loan. The Hedge has a term of three years and ten months and an initial notional balance of $220 million. The notional balance decreases by $20 million on October 12 of each of the following three years, beginning on October 12, 2006. The Company pays a fixed rate of 4.431% on the notional balance outstanding and receives an amount equal to 3-month LIBOR. Any net payable or receivable amount is settled quarterly. If the Company had been required to settle the Hedge as of March 31, 2007, it would have received $1.8 million. The fair value of the Hedge is included in the caption “Other Assets” in the consolidated balance

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

5.   Revolving Credit Facility and Long-Term Obligations (Continued)

sheet. Changes in the fair value of the Hedge are recorded as “Other Comprehensive Income” in the consolidated statement of stockholders’ equity. The Company is exposed to risk of loss in the event of non-performance by the counterparty to the Hedge; however, it does not anticipate non-performance by the counterparty.

At March 31, 2007 and December 31, 2006, long-term obligations consisted of the following:

	March 31,	December 31,
	2007	2006
	(in thousands)
Credit Facility—Term Loan	$ 240,000	$ 240,000
10½% Senior Discount Notes	150,500	150,500
Less: unamortized debt discount on 10½% Senior Discount Notes	(22,488)	(25,706)
Other	88	101
Total long-term obligations	368,100	364,895
Less: current maturities	57	51
Long-term obligations, net of current maturities	$ 368,043	$ 364,844

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

Since August 1, 2005, the board of directors of Reddy Holdings has declared the following dividends on the Company’s common stock:

			Dividend	Total
Declaration Date	Record Date	Payable Date	Per share	Dividend
August 11, 2005	September 30, 2005	October 17, 2005	$ 0.20788	$ 4.5 million
December 15, 2005	December 30, 2005	January 17, 2006	$ 0.3825	$ 8.3 million
March 15, 2006	March 31, 2006	April 17, 2006	$ 0.3825	$ 8.3 million
June 15, 2006	June 30, 2006	July 17, 2006	$ 0.4000	$ 8.7 million
September 15, 2006	September 29, 2006	October 16, 2006	$ 0.4000	$ 8.8 million
December 15, 2006	December 29, 2006	January 16, 2007	$ 0.4000	$ 8.8 million
March 15, 2007	March 30, 2007	April 16, 2007	$ 0.4000	$ 8.8 million

Preferred Stock.   Reddy Holdings is authorized to issue up to 25,000,000 shares of $0.01 par value preferred stock, all of which is currently undesignated and unissued.

7.   Employee Benefit Plans

2005 Equity Incentive Plan.   On August 8, 2005, the board of directors and stockholders of Reddy Holdings approved the Reddy Ice Holdings, Inc. 2005 Long Term Incentive & Share Award Plan (the

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

7.   Employee Benefit Plans (Continued)

“2005 Equity Incentive Plan”). Under the 2005 Equity Incentive Plan, up to 750,000 shares of common stock may be issued to employees, directors and certain third parties in connection with various incentive awards, including stock options, restricted shares and restricted share units.

On November 3, 2005, 9,300 unrestricted common shares were granted to certain employees under the 2005 Equity Incentive Plan. Restricted share units (“RSUs”) have been granted to certain employees and the independent directors of Reddy Holdings in the following amounts: 682,000 RSUs on November 3, 2005, 10,000 RSUs on November 15, 2005, 9,625 RSUs on February 22, 2006, 13,650 RSUs on August 12, 2006, 4,500 RSUs on September 1, 2006, 2,250 RSUs on September 29, 2006, 4,625 RSUs on February 19, 2007 and 10,000 RSUs on April 10, 2007. Each RSU provides for the grant of one share of unrestricted common stock on the date that the vesting terms of each RSU is satisfied.

Generally, fifty percent of each award of RSUs (the “Time-vested RSUs”) will vest in four equal annual installments beginning on August 12, 2006 and continuing on August 12 of each of the following three years, provided the recipient remains employed with the Company through such vesting dates. The remaining fifty percent of each award of RSUs (the “Performance-vested RSUs”) will vest in four equal annual installments beginning on August 12, 2006 and continuing on August 12 of each of the following three years, provided the recipient remains employed with the Company through such vesting dates and the applicable performance condition for the applicable vesting period is met. The performance condition for each vesting period will be based on the Company’s earned distributable cash per share (as defined in the related restricted share unit agreement) for such vesting period. Each vesting period will begin on July 1 and end on June 30 of the subsequent year. All RSUs will immediately vest in full, and shares will be distributed, at the time of a Change in Control (as defined in the 2005 Equity Incentive Plan). If in any performance period the performance condition for a subsequent performance period is achieved, Performance-vested RSUs will be entitled to dividend equivalent rights in the subsequent performance period equal to the dividends which would be payable on the shares of common stock represented by the RSUs subject to vesting in that period. Payments of such dividend equivalents will be made in cash to the holders of RSUs at the time of actual dividend payments and will not be subject to vesting. Time-vested RSUs will not be entitled to dividend equivalent rights. Based on the Company’s financial results for the vesting period ended June 30, 2006, the performance condition for the Performance-vested RSUs eligible for vesting on August 12, 2006 was met. A total of 172,375 Time-vested RSUs and Performance-vested RSUs vested on August 12, 2006. Furthermore, the performance targets for the remaining three vesting periods were met as of June 30, 2006. Therefore, the holders of unvested Performance-based RSUs will be entitled to dividend equivalent payments for the period from July 1, 2006 to June 30, 2007. Dividend equivalent payments of $0.1 million were accrued during the three months ended March 31, 2007 and paid in April 2007.

Compensation expense associated with the 2005 Equity Incentive Plan was $0.8 million and $0.9 million during the three months ended March 31, 2007 and 2006, respectively. This compensation expense was recorded in “Operating Expenses” in the consolidated statements of operations. Approximately twenty-five percent of the Time-vested RSUs are being expensed during each twelve-month period ending August 12 in 2006 to 2009. Performance-vested RSUs are being expensed on the same basis as the first annual installment met the performance condition as of June 30, 2006 and it is management’s belief that the performance condition for each subsequent period will also be met.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

7.   Employee Benefit Plans (Continued)

As of March 31, 2007, 537,575 shares were reserved for issuance and 30,750 shares were available for grant under the 2005 Equity Incentive Plan.

2003 Stock Option Plan.   During 2003, the board of directors approved the Reddy Ice Holdings, Inc. 2003 Stock Option Plan (the “2003 Stock Option Plan”) that reserved for issuance 1,555,150 shares of common stock, subject to adjustment under certain circumstances. This plan provides for the granting of incentive awards in the form of stock options to directors, officers and employees of the Company or any of its subsidiaries and affiliates at the discretion of the Compensation Committee of the Board of Directors. On August 12, 2005, all outstanding options under the 2003 Stock Option Plan were exercised in exchange for restricted shares. At March 31, 2007, 57,883 shares of common stock were available for grant under the 2003 Stock Option Plan. The Company does not intend to make any additional grants under this plan. Compensation expense associated with the 2003 Stock Option Plan was $0.3 million during the three months ended March 31, 2007 and 2006. This compensation expense was recorded in “Operating Expenses” in the consolidated statements of operations.

On January 16, 2007, 184,750 shares of restricted stock vested according to their terms. In connection with the scheduled vesting of restricted shares on February 28, 2006, the Company purchased and retired 51,256 shares of common stock from employees for $1.0 million to provide the employees with funds to satisfy their minimum statutory federal and state tax withholding obligations related to the vesting of their restricted stock on that date. The purchase price was $20.20 per share, the closing market price on February 28, 2006.

8.   Earnings Per Share

The computation of net loss per share is based on net loss divided by the weighted average number of shares outstanding. For the three months ended March 31, 2007 and 2006, there were 0.6 million and 1.0 million shares, respectively, of dilutive securities which are not included in the computation of diluted net loss per share as their effect would be anti-dilutive.

9.   Income Taxes

The Company’s effective tax rate differs from the federal statutory income tax rate of 35% due to state income taxes and the effect of permanent differences, primarily the non-deductible portion of the interest expense recognized on the 10½% Senior Discount Notes. The effective rate for the three months ended March 31, 2007 includes the effect of the internal merger and consolidation of certain wholly-owned subsidiaries effective January 1, 2007, which resulted in the write-down of certain net state deferred tax assets.

In connection with the vesting of restricted stock on January 16, 2007, the Company realized an excess tax benefit of $3.8 million during the three months ended March 31, 2007. Because the Company is not currently making cash payments for income taxes due to its net operating loss (“NOL”) carryforwards, such excess benefit has not been recognized in the Company’s financial statements and is being reported as a “suspended NOL carryforward” in the footnotes to the consolidated financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. In connection with the vesting of restricted stock on February 28, 2006, the Company realized an excess tax benefit of $3.6 million during the three months ended March 31, 2006.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

9.   Income Taxes (Continued)

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a return and also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is required to record the impact of adopting FIN 48 as an adjustment to the January 1, 2007 beginning balance of retained earnings (deficit). Upon adoption of FIN 48, the Company’s unrecognized tax benefits totaled $3.7 million. As a result of adoption, the Company’s liability for unrecognized tax benefits increased $2.9 million. This also resulted in a $1.8 million increase to the January 1, 2007 balance of retained deficit, a $1.1 million increase in deferred tax benefits related to the federal benefit of the unrecognized tax positions and a $0.8 million reclassification of amounts previously reserved at December 31, 2006. If recognized in future periods, the net unrecognized tax benefit would reduce the Company’s effective tax rate. Adoption of this standard had no impact on the consolidated statement of operations.

To the extent penalties and interest would be assessed on any underpayment of  income tax, such amounts have been accrued and classified as a component of income tax expense in the financial statements. As of January 1, 2007, the Company has accrued $1.2 million of interest and penalties relating to unrecognized tax benefits.

As a result of net operating loss carryforwards, the Company’s federal statute of limitations remains open for all years since 1990 with no years currently under examination by the Internal Revenue Service, and U.S. state jurisdictions are generally open to examination for the tax year 1997 and beyond. A $2.6 million reduction in the amount of unrecognized tax benefits is possible in the next 12 months as a result of potential settlements with U.S. state taxing authorities.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

11.   Segment Information (Continued)

The Company evaluates the performance of each segment based on earnings before interest, taxes, depreciation, amortization, gain or loss on disposition of assets, impairment of assets, loss on extinguishment of debt and management agreement termination fees and transaction bonuses and expenses (“Segment EBITDA”). Segment assets are not a factor in the evaluation of performance. There were no intersegment sales during the three months ended March 31, 2007 and 2006.

Segment information for the three months ended March 31, 2007 and 2006 was as follows:

	Three Months Ended			Three Months Ended
	March 31, 2007			March 31, 2006
	Ice	Non-Ice	Total	Ice	Non-Ice	Total
	(in thousands)
Revenues	$45,120	$1,908	$47,028	$41,738	$3,070	$44,808
Cost of sales (excluding depreciation)	36,435	1,636	38,071	32,351	2,062	34,413
Operating expenses	10,292	409	10,701	10,700	389	11,089
Segment EBITDA	$(1,607)	$(137)	$(1,744)	$(1,313)	$619	$(694)
Total assets	$572,250	$19,208	$591,458	$556,225	$24,615	$580,840

The reconciliation of Total Segment EBITDA to net loss for the three months ended March 31, 2007 and 2006 was as follows:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Total Segment EBITDA	$(1,744)	$(694)
Depreciation expense related to cost of sales	(5,091)	(4,714)
Depreciation and amortization expense	(1,530)	(1,428)
Loss on dispositions of assets	(123)	(104)
Interest expense	(7,533)	(6,954)
Interest income	216	—
Income tax benefit	5,597	5,655
Net loss	$(10,208)	$(8,239)

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other information included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2006, previously filed with the SEC. Reddy Ice Holdings, Inc. (“Reddy Holdings”) acquired Packaged Ice, Inc. on August 15, 2003 and renamed it Reddy Ice Group, Inc. (“Reddy Group”). On January 1, 2007, Reddy Group merged with its wholly-owned subsidiary, Reddy Ice Corporation (“Reddy Corp.”), with Reddy Corp. being the surviving entity.

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

General

Overview.   We are the largest manufacturer and distributor of packaged ice in the United States and currently serve approximately 82,000 customer locations in 31 states and the District of Columbia. We operate in two business segments—ice products and non-ice products and operations. Ice products accounted for approximately 96% of our revenues in the three months ended March 31, 2007 and 93% of revenues in the three months ended March 31, 2006. Our ice products business consists of:

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

Operating Expenses.   Our operating expenses are costs associated with selling, general and administrative functions. These costs include executive officers’ compensation, office and administrative salaries, insurance, legal and other professional services and costs associated with leasing office space. Labor costs, including associated payroll taxes and benefit costs but excluding non-cash stock-based compensation expense, included in operating expenses represented approximately 12% of revenues in the three months ended March 31, 2007 and 2006.

Facilities.   At March 31, 2007, we owned or operated 63 ice manufacturing facilities, 59 distribution centers, approximately 79,000 merchandisers (cold storage units installed at customer locations), approximately 3,000 Ice Factories, five refrigerated warehouses and one bottled water plant. As of the same date, we had an aggregate daily ice manufacturing capacity of approximately 17,000 tons.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

	Three Months Ended March 31,		Change from Last Year
	2007	2006	Dollars	%
	(in thousands)
Consolidated Results
Revenues	$47,028	$44,808	$2,220	5.0
Cost of sales (excluding depreciation)	38,071	34,413	3,658	10.6
Depreciation expense related to cost of sales	5,091	4,714	377	8.0
Gross profit	3,866	5,681	(1,815)	(31.9)
Operating expenses	10,701	11,089	(388)	(3.5)
Depreciation and amortization expense	1,530	1,428	102	7.1
Loss on dispositions of assets	123	104	19	18.3
Loss from operations	(8,488)	(6,940)	(1,548)	(22.3)
Interest expense, net	7,317	6,954	363	5.2
Loss before income taxes	(15,805)	(13,894)	(1,911)	(13.8)
Income tax benefit	5,597	5,655	(58)	(1.0)
Net loss	$(10,208)	$(8,239)	$(1,969)	(23.9)
Ice Operations:
Revenues	$45,120	$41,738	$3,382	8.1
Cost of sales (excluding depreciation)	36,435	32,351	4,084	12.6
Depreciation expense related to cost of sales	4,846	4,464	382	8.6
Gross profit	3,839	4,923	(1,084)	(22.0)
Operating expenses	10,292	10,700	(408)	(3.8)
Non-Ice Operations:
Revenues	$1,908	$3,070	$(1,162)	(37.9)
Cost of sales (excluding depreciation)	1,636	2,062	(426)	(20.7)
Depreciation expense related to cost of sales	245	250	(5)	(2.0)
Gross profit	27	758	(731)	(96.4)
Operating expenses	409	389	20	5.1

Revenues:   Revenues increased $2.2 million from the three months ended March 31, 2006 to the three months ended March 31, 2007. This increase is primarily due to the effects of the higher volume sales of ice related to acquisitions and the continuing positive effects of package sizing initiatives, which consists primarily of converting a portion of our ice sales from seven to ten pound bags. Also contributing to the increase was higher average pricing. Offsetting these increases were wetter average weather conditions in most of our markets and a $1.2 million decline in revenues in our non-ice operations, primarily due to a general decline in the poultry industry, which is a significant portion of the customer base for our cold storage warehouses, and the loss of the bottled water business’ largest customer in 2006.

Cost of Sales (Excluding Depreciation):   Cost of sales (excluding depreciation) increased $3.7 million from the three months ended March 31, 2006 to the three months ended March 31, 2007. This increase in cost of sales is due to volume increases in our ice business related to acquisitions and package sizing initiatives, as well as additional fixed costs associated with acquired operations. Bag costs and electricity costs also increased slightly due to higher market prices of energy as compared to last year. Offsetting these increases was a $0.4 million decrease in costs in our non-ice operations related to the reduced level of activity in those operations.

Labor costs, including associated payroll taxes and benefit costs (including health insurance), accounted for approximately 34% and 32% of revenues in the three months ended March 31, 2007 and 2006, respectively. Cost of plastic bags represented approximately 8% and 7% of revenues in the three months ended March 31, 2007 and 2006, respectively. Fuel expenses represented approximately 4% of revenues in the three months ended March 31, 2007 and 2006. Expenses for independent third party distribution services represented approximately 6% of revenues in the three months ended March 31, 2007 and 2006. Electricity expense represented approximately 7% of revenues in the three months ended March 31, 2007 and 2006.

Depreciation Expense Related to Cost of Sales:   Depreciation expense related to cost of sales increased $0.4 million due to the effect of acquired assets and new capital expenditures, partially offset by dispositions.

Operating Expenses:   Operating expenses decreased $0.4 million from the three months ended March 31, 2006 to the three months ended March 31, 2007. This decrease is primarily due to a decrease of $0.7 million in accrued incentive compensation and a decrease of $0.5 million in professional services and insurance expenses, partially offset by a $0.5 million increase in labor and benefit costs and a $0.2 million increase in bad debt expense. Professional services during the three months ended March 31, 2006 included $0.5 million of costs associated with a potential acquisition that was not completed.

Depreciation and Amortization:   Depreciation and amortization increased $0.1 million from the three months ended March 31, 2006 to the three months ended March 31, 2007. This increase is primarily due to additional amortization expense associated with the intangible assets recorded in connection with the acquisitions completed in 2006 and the three months ended March 31, 2007.

Interest Expense, net:   Net interest expense increased $0.4 million from the three months ended March 31, 2006 to the three months ended March 31, 2007, primarily due to scheduled increases in the non-cash interest expense associated with our 10 1/2% senior discount notes and increased interest rates on the unhedged portion our bank term loan.

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

During the three months ended March 31, 2007, capital expenditures totaled $4.6 million. As we have consolidated acquisitions into the existing company infrastructure, we have identified non-core and excess assets which can be disposed of. From time to time, we also dispose of other assets which are no longer useful in our operations. As a result of dispositions of these non-core and excess assets, we realized proceeds of approximately $0.06 million in the three months ended March 31, 2007. As a result, our net capital expenditures in the three months ended March 31, 2007 were $4.6 million.

In the three months ended March 31, 2007, we completed the acquisitions of five ice companies for a total cash purchase price of approximately $11.5 million, including direct acquisition costs of $0.2 million. We will continue to evaluate acquisition opportunities as they become available. In conjunction with these evaluations, we will consider our liquidity, availability under our credit facilities, mandatory principal repayments under our debt agreements and the availability of other capital resources.

Cash Flows for the Three Months Ended March 31, 2007 and 2006

Net cash used in operating activities was $10.8 million and $9.4 million in the three months ended March 31, 2007 and 2006, respectively. The increase in cash used in operating activities was primarily the result of a $2.0 million increase in our net loss, which was primarily driven by a reduction in gross profit related to (i) the impact of acquisitions, which increased our fixed costs, (ii) weakness in our non-ice operations as a result of customer losses and volume reductions and (iii) increased prices for plastic bags and electricity.

Net cash used in investing activities was $16.0 million and $5.0 million in the three months ended March 31, 2007 and 2006, respectively. The increase in cash used in investing activities is primarily due to a $10.1 million increase in the cost of acquisitions and a $0.7 million increase in property and equipment additions, primarily related to the timing of our capital expenditure budget in the 2007 versus 2006. During the three months ended March 31, 2007, we completed five acquisitions for a total cost of $11.5 million. During the three months ended March 31, 2006, we completed two acquisitions for a total cost of $1.4 million.

Financing activities used net cash of $2.5 million and $9.3 million in the three months ended March 31, 2007 and 2006, respectively. In the three months ended March 31, 2007, we borrowed a net $6.3 million from our revolving credit facility and $8.8 million was used to pay cash dividends to our common stockholders. In the three months ended March 31, 2006, there were no cash inflows from financing activities while $8.3 million was used to pay cash dividends to our common stockholders and $1.0 million was used to repurchase common stock.

Long-term Debt and Other Obligations

Overview.   At March 31, 2007, we had approximately $374.4 million of total debt outstanding as follows:

•       $128.0 million of Reddy Holdings’ 10½% senior discount notes due 2012 (net of unamortized discount of $22.5 million);

•       $240.0 million outstanding term loan under our credit facilities which matures on August 12, 2012;

•       $6.3 million of outstanding balances under our revolving credit facility which matures on August 12, 2010; and

•       $0.1 million of other debt.

On October 27, 2004, Reddy Holdings issued $151 million in aggregate principal amount at maturity of 10½% senior discount notes due 2012. Each senior discount note had an initial accreted value of $663.33 per $1,000 principal amount at maturity. The accreted value of each senior discount note increases from the date of issuance until November 1, 2008 at a rate of 10½% per annum such that the accreted value will equal the stated principal amount at maturity on November 1, 2008. Thereafter, cash interest will accrue and be payable semi-annually at a rate of 10½% per annum. The senior discount notes are unsecured obligations of Reddy Holdings and are:

•       not guaranteed by any of Reddy Holdings’ subsidiaries;

•       senior in right of payment to all of Reddy Holdings’ future subordinated indebtedness;

•       equal in right of payment with Reddy Holdings’ existing and future unsecured senior indebtedness;

•       effectively subordinated to Reddy Holdings’ existing and future secured debt, including Reddy Holdings’ guarantee of our credit facilities; and

•       structurally subordinated to all obligations and preferred equity of Reddy Holdings’ subsidiaries.

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

The consolidated coverage ratio under the indenture governing our senior discount notes means the ratio of our EBITDA for the most recent four fiscal quarters to our consolidated interest expense for such four quarter period. “EBITDA” under the indenture governing our senior discount notes is defined as the sum of our consolidated net income plus our income tax expense, our interest expense, our depreciation and amortization expense, unrealized non-cash gains or losses or non-cash charges in respect of hedging obligations required to be taken under generally accepted accounting principles, unrealized foreign currency translation gains or losses and all other non-cash charges, except to the extent representing an accrual or reserve for a future cash expenditure). “Consolidated net income” under the indenture governing our senior discount notes is defined as net income of Reddy Holdings and its restricted subsidiaries: plus or minus cash dividends received on investments or equity in net losses of persons other than restricted subsidiaries, respectively; provided that the following are not included in consolidated net income: (i) net income or loss of subsidiaries acquired in pooling of interests transactions for any period prior to the date of their acquisition, (ii) any net income of a subsidiary restricted in the payment of a dividend (other than certain permitted restrictions, including those under our credit facilities), (iii) gains or losses from non-ordinary course asset sales, (iv) extraordinary gains or losses, (v) the cumulative effect of changes in accounting principles, (vi) non-recurring fees and expenses and write offs of deferred financing costs related to the financing transactions in connection with the 2003 merger with Packaged Ice and, (vii) any fees, charges, costs or expenses relating to our initial public offering and the related transactions and paid in cash, to the extent deducted in the determination of consolidated net income. “Consolidated interest expense” under the indenture governing our senior discount notes is defined as total interest expense plus, to the extent not included in total interest expense, (i) interest expense attributable to capital leases, (ii) amortization of debt discount and issuance costs, (iii) capitalized interest, (iv) non-cash interest expense, (v) fees on letters of credit, (vi) net payments pursuant to hedging obligations, (vii) dividends accrued on certain disqualified stock (viii) interest incurred in connection with investments in discontinued operations, (ix) interest on guaranteed indebtedness and (x) cash contributions to employee stock ownership plans to the extent they are used to pay interest or fees on indebtedness incurred by such plans. We are generally required to calculate our consolidated coverage ratio on a pro forma basis to give effect to incurrences and repayments of indebtedness as well as acquisitions and dispositions.

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

In addition, regardless of whether we could make any restricted payments under the buildup amount provision referred to above, we may (1) make dividend payments at any time in an aggregate amount of up to $15.0 million if no default has occurred and is continuing under the indenture and (2) following our initial public offering, pay dividends on our capital stock of up to 6.0% per year of the cash proceeds (net of underwriters’ fees, discounts, commissions or other expenses paid by us) received by us from all such public equity offerings subject to specified conditions. Accordingly, we are able to pay approximately $7.0 million annually in dividends under this 6.0% provision. However, the amount of dividend payments permitted under this 6.0% provision will correspondingly reduce the amount we would otherwise have available to us under the buildup amount for restricted payments, including dividends. At March 31, 2007, Reddy Holdings had $8.2 million of cash on hand that was not subject to any restrictions under our credit facilities.

Credit Facilities.   On August 12, 2005, Reddy Group, our wholly-owned subsidiary, entered into new credit facilities in an aggregate principal amount of $300 million with a syndicate of banks, financial institutions and other entities as lenders, including Credit Suisse, Cayman Islands Branch, as Administrative Agent, CIBC World Markets Corp., Bear Stearns Corporate Lending Inc. and Lehman Commercial Paper, Inc. Our credit facilities provided for a seven-year term loan in the amount of $240 million and a five-year revolving credit facility in the amount of $60 million. Proceeds of the term loan were used to repay our prior senior credit facility.

On January 1, 2007, Reddy Group merged with its wholly-owned subsidiary, Reddy Corp., with Reddy Corp. being the surviving entity. Our credit facilities were amended on that date to allow the merger and to provide for the assumption of our credit facilities by Reddy Corp.

At March 31, 2007, we had $46.8 million of availability under the revolving credit facility, which was net of outstanding standby letters of credit of $6.9 million and outstanding balances under our revolving credit facility of $6.3 million. The standby letters of credit are used primarily to secure certain insurance obligations. In connection with the renewal of certain insurance policies in the second and third quarters of 2007, our outstanding standby letters of credit will increase through the first quarter of 2008. However, later in 2007, this additional new collateral will be partially offset by reductions in collateral related to earlier policy years.

Principal balances outstanding under our credit facilities bear interest per annum, at our option, at the sum of the base rate plus 0.75% or LIBOR plus 1.75%. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%. At March 31, 2007, the weighted average interest rate of borrowings outstanding under our credit facilities was 7.1%. Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the LIBOR loan exceeds 90 days. Reddy Corp. pays a quarterly fee on the average availability under our existing revolving credit facility based on an annual rate of 0.5% except as described below. The terms of our credit facilities prohibit Reddy Corp. from paying dividends and otherwise transferring assets to Reddy Holdings, except for certain limited dividends, the proceeds of which must be used to maintain Reddy Holdings’ corporate existence.

In addition, our credit facilities will allow us to incur up to an additional $80 million of incremental term loans under our credit facilities, subject to certain conditions. No lenders have committed to provide the incremental term loans. In the event that we incur incremental term loans that mature on or before the one year anniversary of the final maturity of the existing term loans and that bear interest with margins higher than the margin applicable to any term loans outstanding under our credit facilities, the margins applicable to the existing term loans will be increased to equal the margins applicable to the incremental term loans. In the event that we incur incremental term loans that mature after the one-year anniversary of the final maturity of the existing term loans and that bear interest with margins more than 0.25% higher than the margins applicable to any term loans outstanding under our credit facilities, the margins applicable to the existing term loans will be increased to equal the margins applicable to the incremental term loans, less 0.25%.

Our credit facilities do not require any scheduled principal payments prior to the stated maturity dates. Subject to certain conditions, mandatory repayments of the revolving credit facility and term loan (and if the term loan is no longer outstanding, mandatory commitment reductions of the revolving credit facility) are required to be made with portions of the proceeds from (1) asset sales, (2) the issuance of debt securities and (3) insurance and condemnation awards, subject to various exceptions. In the event of a change in control, as defined in our credit facilities, an event of default will occur under our credit facilities. Under our credit facilities, Reddy Corp. may only pay dividends to Reddy Holdings if Reddy Corp.’s total leverage ratio for the most recently ended fiscal quarter is less than or equal to 3.75 to 1.0. In addition, our credit facilities preclude Reddy Corp. from declaring any dividends if an event of default under our credit facilities has occurred and is continuing. In particular, it will be an event of default if Reddy Corp.’s leverage ratio exceeds 4.0 to 1.0 or Reddy Corp.’s interest coverage ratio is less than 3.25 to 1.0.

Our credit facilities contain financial covenants, which include the maintenance of certain financial ratios, as defined in our credit facilities, and is collateralized by substantially all of Reddy Corp.’s assets and the capital stock of all of its subsidiaries. Reddy Holdings guarantees Reddy Corp.’s credit facilities and such guarantee is secured by the capital stock of Reddy Corp. At March 31, 2007, Reddy Corp. was in compliance with these covenants.

Under the restricted payments covenant in our credit facilities, we generally are restricted from paying dividends. However, the covenant includes an exception for paying dividends in an amount not greater than our Cumulative Distributable Cash for the period (taken as one accounting period) from July 1, 2005 to the end of our most recently-ended fiscal quarter for which a covenant compliance certificate under our credit facilities has been delivered to the lenders.

“Cumulative Distributable Cash” is defined under our credit facilities as:

(a)    $10,000,000, plus

(b)   “Available Cash” for the period (taken as one accounting period) from July 1, 2005 to the end of our most recently-ended fiscal quarter for which a covenant compliance certificate under our credit facilities has been delivered to the lenders, plus

(c)    the amount of any net cash proceeds received by Reddy Holdings from issuances of shares of Reddy Holdings capital stock after the closing of our initial public offering to the extent we have contributed such proceeds to Reddy Corp., less

(d)   (i) the amount of payments made by Reddy Corp. to Reddy Holdings to fund dividend payments on, or repurchases of, Reddy Holdings capital stock or to pay cash interest expense on, or redeem or repurchase, Reddy Holdings notes, (ii) amounts used to make restricted investments, less

(e)    to the extent occurring after the end of the most recently ended reference period and until taken into account in determining Available Cash for the fiscal quarter in which such event has occurred, (i) cash payments for acquisitions (except to the extent funded with indebtedness or proceeds of asset sales or casualty events) and (ii) mandatory repayment of loans under our credit facilities (other than under the revolving credit facility) during a dividend suspension period.

“Available Cash” for any fiscal quarter is defined under our credit facilities as:

(a)    Adjusted EBITDA for such fiscal quarter, plus,

(b)   to the extent not included in net income used to calculate for any fiscal quarter such Adjusted EBITDA, the cash amount realized in respect of extraordinary, non-recurring or unusual gains, and less

(c)    (i) to the extent included in net income used to calculate for any fiscal quarter such Adjusted EBITDA, the amount of Reddy Corp.’s cash interest expense, Reddy Corp.’s cash tax expense, the cash cost of any extraordinary, nonrecurring or unusual losses, cash payments on account of non-cash losses or non-cash charges, (ii) capital expenditures (except to the extent funded with indebtedness (other than the revolving credit facility) or proceeds of asset sales or casualty events), (iii) cash payments for acquisitions (except to the extent funded with indebtedness or proceeds of asset sales or casualty events) and (iv) payments and prepayments of the principal amount of indebtedness (other than payments and prepayments of the revolving credit facility) other than to the extent funded with indebtedness (other than indebtedness under our revolving credit facility).

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

Twelve Months Ended
March 31, 2007
(unaudited,
in thousands)
Pro forma adjusted EBITDA	$90,300
Total leverage ratio	2.7:1.0
Interest coverage ratio	5.6:1.0

The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA:

Twelve Months Ended
March 31, 2007
(in thousands)
Net income	$12,692
Depreciation expense related to costs of sales	19,894
Depreciation and amortization expense	5,981
Interest expense	30,023
Interest income	(905)
Income tax expense	9,630
EBITDA	77,315
Other non-cash charges:
Stock-based compensation expense	4,635
Loss on disposition of assets	1,126
Impairment of assets	3,718
Transaction expenses(a)	649
Adjusted EBITDA	$87,443
Acquisition adjustments(b)	$2,857
Pro forma adjusted EBITDA	$90,300

(a)           Represents costs incurred in connection with our secondary stock offering in May 2006. The secondary offering costs were paid by Reddy Holdings from the excess cash remaining from the initial public offering of its common stock in August 2005.

(b)          Represents the incremental Adjusted EBITDA of acquired businesses as if each acquisition had been consummated on the first day of the period presented. All acquisitions included herein were consummated on or before March 31, 2007.

Interest Rate Hedging Agreement.   Effective September 12, 2005, we entered into an interest rate hedging agreement (the “Hedge”) to fix the interest rate on a portion of our term loan facility. The Hedge has a term of three years and ten months and an initial notional balance of $220 million. The notional balance decreases by $20 million on October 12 of each of the following three years, beginning on October 12, 2006. We pay a fixed rate of 4.431% on the notional balance outstanding and receive an amount equal to 3-month LIBOR. Any net payable or receivable amount is settled quarterly. If we had been required to settle the Hedge as of March 31, 2007, we would have received $1.8 million. The fair value of the Hedge is included in the caption “Other Assets” in the consolidated balance sheet. Changes in the fair value of the Hedge are recorded as “Other Comprehensive Income” in the consolidated statement of stockholders’ equity. We are exposed to risk of loss in the event of non-performance by the counterparty to the Hedge; however, we do not anticipate non-performance by the counterparty.

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

Based on our expected level of operations, we believe that cash flows from operations, together with available borrowings under our revolving credit facility, will be adequate to meet our future liquidity needs for at least the next twelve months. As of April 24, 2007, we had approximately $10 million of cash on hand and $31.5 million of availability under our revolving credit facility, which reflected outstanding standby letters of credit of $6.9 million and outstanding balances of $21.6 under our revolving credit facility.

From January 1, 2007 through April 25, 2007, we completed five acquisitions with an aggregate acquisition cost of $11.5 million. We intend to pursue additional acquisitions throughout the remainder of 2007, although such future acquisitions are subject to significant uncertainties as to timing, price and availability.

On April 25, 2007, we announced that our board of directors had approved an increase in our annual dividend rate from $1.60 per share to $1.68 per share, effective for dividends expected to be declared for the quarter ending June 30, 2007.

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

Recently Adopted Accounting Pronouncements

In September 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements. SAB 108 is effective for fiscal years beginning after November 15, 2006. Adoption of this standard did not have a material impact on our results of operations and financial position.

In June, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 utilizes a two-step approach for evaluating tax positions. The first step, recognition, occurs when an enterprise concludes that a tax position, based solely on its technical merits is more likely than not to be sustained upon examination. The second step, measurement, is only addressed if the recognition criteria have been satisfied. In the measurement process, the tax benefit is measured at the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon final settlement. FIN 48’s use of the term “more likely than not” is consistent with how the term is used in SFAS No. 109 (i.e. the likelihood of an occurrence greater than 50%). FIN 48 applies to all tax positions related to income taxes subject to SFAS 109. We adopted FIN 48 as of January 1, 2007. As a result of adoption, we recognized a

$2.9 million increase in our liability for unrecognized tax benefits. This also resulted in a $1.8 million increase to our January 1, 2007 retained deficit balance and a $1.1 million increase in federal deferred tax benefits related to the federal benefit of the unrecognized tax positions and a $0.8 million reclassification of amounts previously reserved at December 31, 2006. Adoption of this standard had no impact on our results of operations.

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

Effective September 12, 2005, we entered into an interest rate hedging agreement (the “Hedge”) to fix the interest rate on a portion of the term loan outstanding under our credit facilities. See “Liquidity and Capital Resources—Interest Rate Hedging Agreement”.

As of March 31, 2007, our credit facilities had an outstanding principal balance of $246.3 million at a weighted average interest rate of 7.1% per annum. Including the effect of the Hedge, the weighted average interest rate was 6.4%. At March 31, 2007, the 30-day LIBOR rate was 5.32%. If LIBOR were to increase by 1% from that level, the annual increase in interest expense, given our principal balances at March 31, 2007 and the effect of the Hedge, would be approximately $0.5 million.

Item 4.                        Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007 to ensure that information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure. It should be noted, however, that the design of any system of controls is limited in its ability to detect errors, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings

We are from time to time party to legal proceedings that arise in the ordinary course of business. We do not believe that the resolution of any such threatened or pending legal proceedings will have a material adverse affect on our financial position, results of operations or liquidity.

Item 1A.                Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                        Defaults Upon Senior Securities

None.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

Item 5.                        Other Information

None.

Item 6.                        Exhibits

See Index to Exhibits on page 31.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDY ICE HOLDINGS, INC.
Date: April 26, 2007	By:	/s/ WILLIAM P. BRICK
William P. Brick
Chief Executive Officer
Date: April 26, 2007	By:	/s/ STEVEN J. JANUSEK
Steven J. Janusek
Chief Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description
31.1†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Section 1350 Certification of Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Section 1350 Certification of Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†                   Filed herewith.