Form 10-K/A
period 2006-12-31
REDDY ICE HOLDINGS INC
filed 2007-07-24
CIK 1268984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K  is being filed solely for the purpose of amending Exhibits 31.1 and 31.2 of the Form 10-K originally filed by Reddy Ice Holdings, Inc. (“the Company”) on March 14, 2007.  Exhibits 31.1 and 31.2 are being amended to conform to the language set forth in Regulation S-K, Item 601(b)(31).

Except as described above, no other changes have been made to the original Form 10-K, and this Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in the original Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including any exhibits to the Form 10-K affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on March 14, 2007. Accordingly, this form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange commission subsequent to the filing of the original Form 10-K, including any amendments to those filings.

Item 15.  Exhibits, Financial Statement Schedules

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

10.23†	Amended and Restated Borrower Pledge and Security Agreement between Reddy Ice Corporation and Credit Suisse, Cayman Islands Branch dated as of January 1, 2007.
10.24	Amendment to Reddy Ice Holdings, Inc. 2003 Stock Option Plan. (Exhibit 10.28)(8)
10.25	Reddy Ice Holdings, Inc. 2005 Long Term Incentive and Share Award Plan. (Exhibit 10.29)(8)
10.26	Form of Restricted Share Unit Agreement for certain members of senior management. (Exhibit 10.1)(9)
10.27	Form of Restricted Share Unit Agreement. (Exhibit 10.2)(9)
11.1*	Statement Regarding Computation of Per Share Earnings.
14.1	Code of Business Conduct and Ethics as of August 8, 2005.(Exhibit 14.1)(10)
21.1	List of subsidiaries. (Exhibit 21.1)(11)
23.1	Consent of Deloitte & Touche LLP. (Exhibit 23.1)(11)
31.1†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Section 1350 Certification of Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Section 1350 Certification of Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Included in our consolidated financial statements filed under Item 15 to our Form 10-K filed with the Commission on March 14, 2007 and incorporated herein by reference.

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

(11) Filed as an Exhibit to our Form 10-K filed with the Commission on March 14, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

REDDY ICE HOLDINGS, INC.

Date: July 23, 2007	By:	/s/ STEVEN J. JANUSEK
Steven J. Janusek
Chief Financial and Accounting Officer