Form 10-Q
period 2007-06-30
REDDY ICE HOLDINGS INC
filed 2007-07-26
CIK 1268984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of registrant’s common stock outstanding as of July 24, 2007 was 21,809,395.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2007

PART I - FINANCIAL INFORMATION

Item 1.                        Financial Statements

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30, 2007	December 31, 2006
	(in thousands, except share data)
CURRENT ASSETS:
Cash and cash equivalents	$11,995	$39,434
Accounts receivable, net	49,706	25,723
Inventories	13,813	11,455
Prepaid expenses and other current assets	3,090	2,719
Deferred tax assets	1,879	1,620
Total current assets	80,483	80,951
PROPERTY AND EQUIPMENT, net	240,131	230,242
GOODWILL	223,758	216,370
OTHER INTANGIBLES, net	82,330	79,889
OTHER ASSETS	3,020	2,820
TOTAL	$629,722	$610,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$49	$51
Revolving credit facility	21,200	—
Accounts payable	21,984	14,090
Accrued expenses	18,251	18,659
Dividends payable	9,268	8,828
Total current liabilities	70,752	41,628
LONG-TERM OBLIGATIONS	371,370	364,844
DEFERRED TAXES AND OTHER LIABILITIES, net	38,187	36,152
COMMITMENTS AND CONTINGENCIES (Note 10)	—	—
STOCKHOLDERS’ EQUITY:
Common stock: $0.01 par value; 75,000,000 shares authorized; 21,809,395 shares issued and outstanding at June 30, 2007 and December 31, 2006	218	218
Additional paid-in capital	219,019	216,802
Accumulated deficit	(71,506)	(51,990)
Accumulated other comprehensive income	1,682	2,618
Total stockholders’ equity	149,413	167,648
TOTAL	$629,722	$610,272

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Revenues	$105,985	$113,576	$153,013	$158,384
Cost of sales (excluding depreciation)	62,417	64,144	100,488	98,557
Depreciation expense related to cost of sales	5,163	4,947	10,254	9,661
Gross profit	38,405	44,485	42,271	50,166
Operating expenses	11,221	14,098	21,922	25,187
Depreciation and amortization expense	1,581	1,471	3,111	2,899
Loss on dispositions of assets	135	11	258	115
Impairment of assets	—	370	—	370
Income from operations	25,468	28,535	16,980	21,595
Interest expense	8,048	7,378	15,581	14,332
Interest income	(118)	—	(334)	—
Income before income taxes	17,538	21,157	1,733	7,263
Income tax expense	(6,917)	(8,444)	(1,320)	(2,789)
Net income	$10,621	$12,713	$413	$4,474
Basic net income per share:
Net income	$0.49	$0.60	$0.02	$0.21
Weighted average common shares outstanding	21,717	21,360	21,702	21,316
Diluted net income per share:
Net income	$0.48	$0.59	$0.02	$0.21
Weighted average common shares outstanding	21,957	21,663	21,936	21,642
Cash dividends declared per share	$0.4200	$0.4000	$0.8200	$0.7825

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock				Accumulated
	Number		Additional		Other
	of	Par	Paid-In	Accumulated	Comprehensive
	Shares	Value	Capital	Deficit	Income	Total
	(in thousands)
Balance at January 1, 2007	21,809	$218	$216,802	$(51,990)	$2,618	$167,648
Compensation expense related to stock-based awards	—	—	2,217	—	—	2,217
Cash dividends declared	—	—	—	(18,094)	—	(18,094)
Cumulative effect of change in accounting principle (Note 9)	—	—	—	(1,835)	—	(1,835)
Comprehensive loss:
Net income	—	—	—	413	—	413
Change in fair value of derivative asset	—	—	—	—	(936)	(936)
Total comprehensive loss						(523)
Balance at June 30, 2007	21,809	$218	$219,019	$(71,506)	$1,682	$149,413

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$413	$4,474
Adjustments to reconcile net income to net cash provided by (used in) operating activities (excluding working capital from acquisitions):
Depreciation and amortization	13,365	12,560
Amortization of debt issue costs and debt discounts	7,279	6,643
Loss on dispositions of assets	258	115
Impairment of assets	—	370
Stock-based compensation expense	2,217	2,548
Deferred taxes	972	2,789
Change in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, inventory and prepaid expenses	(26,152)	(29,394)
Accounts payable, accrued expenses and other	(285)	8,317
Net cash provided by (used in) operating activities	(1,933)	8,422
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(11,007)	(11,474)
Proceeds from dispositions of property and equipment	766	445
Cost of acquisitions	(18,797)	(10,112)
Collection of note receivable	13	—
Net cash used in investing activities	(29,025)	(21,141)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	—	(1,035)
Cash dividends paid	(17,654)	(16,572)
Borrowings under the credit facility, net	21,200	9,000
Repayment of long-term obligations	(27)	(34)
Net cash provided by (used in) financing activities	3,519	(8,641)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(27,439)	(21,360)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	39,434	33,997
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,995	$12,637
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$8,263	$7,670
Cash receipts of interest income	$455	$—
Borrowings under the credit facility	$42,000	$30,280
Repayments on the credit facility	$(20,800)	$(21,280)
Cash dividends declared, not paid	$9,268	$8,655
Cash paid for income taxes	$15	$—
Increase (decrease) in fair value of derivative	$(936)	$3,598
Additions to property and equipment included in accounts payable	$5,458	$531

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 and 2006

1. General

The condensed consolidated financial statements of Reddy Ice Holdings, Inc. included herein are unaudited; however, the balance sheet as of December 31, 2006 has been derived from the audited financial statements for that date. These financial statements have been prepared by the Company pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Under the SEC’s regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. All intercompany balances and transactions have been eliminated upon consolidation, and all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal and recurring nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results to be achieved for the full year.

Reddy Ice Holdings, Inc. (“Reddy Holdings”), and its wholly-owned subsidiary, Reddy Ice Corporation (“Reddy Corp.”), referred to collectively as the “Company”, manufacture and distribute packaged ice products and bottled water and own and operate refrigerated warehouses. The Company is the largest manufacturer of packaged ice products in the United States. The Company serves approximately 82,000 customer locations in 31 states and the District of Columbia.

On July 2, 2007, Reddy Holdings announced that it had entered into an Agreement and Plan of Merger, dated as of July 2, 2007 (the “Merger Agreement”), by and among Reddy Holdings, Frozen, LLC, a Delaware limited liability company, Hockey Parent Inc., a Delaware corporation (together with Frozen, LLC, the “Parents”) and Hockey MergerSub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Parents (“Merger Sub”). The Parents are entities formed by GSO Capital Partners LP (“GSO”). The Merger Agreement provides for the merger (the “Merger”) of Merger Sub with and into Reddy Holdings, with Reddy Holdings being the surviving corporation in the Merger. Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Reddy Holdings’ common stock, par value $0.01 per share, other than any shares owned by Reddy Holdings, the Parents or Merger Sub, or by any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be canceled and will be automatically converted into the right to receive $31.25 in cash, without interest.

2. Acquisitions

During the six months ended June 30, 2007, the Company purchased 13 ice companies. Including direct acquisition costs, the total acquisition consideration was $18.8 million. The total purchase price was allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair values as of the respective closing dates using valuations and other studies. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition (dollars in millions):

Total assets acquired	$6.4
Total liabilities assumed	(0.5)
Net assets acquired	$5.9

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 and 2006

2. Acquisitions (Continued)

The excess of the aggregate purchase price over the net assets acquired of $12.9 million was allocated to goodwill ($7.4 million) and other intangible assets ($5.5 million). Other intangible assets are comprised of customer lists and patents, which are being amortized on a straight line basis over useful lives of 11 to 30 years.

During 2006, the Company purchased ten ice companies for total acquisition consideration of $12.9 million. The results of operations of the 2006 and 2007 acquisitions are included in the Company’s consolidated results of operations from the date of each acquisition, ranging from January 6, 2006 to December 22, 2006 and from January 2, 2007 to June 29, 2007.

The following unaudited pro forma financial information presents the Company’s consolidated results of operations (i) for the three months and six months ended June 30, 2007 as if the 2007 acquisitions had all occurred on January 1, 2007 and (ii) for the three months and six months ended June 30, 2006 as if the 2007 and 2006 acquisitions had all occurred on January 1, 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Pro forma revenues	$107,077	$119,225	$154,910	$166,331
Pro forma net income	10,750	13,570	337	4,731
Pro forma basic net income per share	0.50	0.64	0.02	0.22
Pro forma diluted net income per share	0.49	0.63	0.02	0.22

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

	June 30, 2007	December 31, 2006
	(in thousands)
Raw materials and supplies	$10,644	$8,664
Finished goods	3,169	2,791
Total	$13,813	$11,455

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 and 2006

4. Accrued Expenses

	June 30, 2007	December 31, 2006
	(in thousands)
Accrued compensation and employee benefits, including payroll taxes and workers’ compensation insurance	$5,073	$9,951
Accrued interest	3,838	3,850
Unrecognized tax benefits	2,686	—
Accrued utilities	2,096	1,433
Accrued property, sales and other taxes	1,893	440
Other accrued insurance	1,440	1,872
Other	1,225	1,113
Total	$18,251	$18,659

5. Revolving Credit Facility and Long-Term Obligations

10 1/2% Senior Discount Notes.   On October 27, 2004, Reddy Holdings issued $151 million at maturity of 10 1/2% Senior Discount Notes due 2012 (the “Discount Notes”) in a private placement offering. The Discount Notes were subsequently registered with the SEC, effective August 26, 2005. Each Discount Note had an initial accreted value of $663.33 per $1,000 principal amount at maturity. The accreted value of each Discount Note will increase from the date of issuance until November 1, 2008 at a rate of 10 1/2% per annum such that the accreted value will equal the stated principal amount at maturity on November 1, 2008. Thereafter, cash interest will accrue and be payable semi-annually at a rate of 10 1/2% per annum.

The Discount Notes are unsecured obligations of Reddy Holdings and are:

     not guaranteed by any of Reddy Holdings’ subsidiaries;

     senior in right of payment to all of Reddy Holdings’ future subordinated indebtedness;

     equal in right of payment with Reddy Holdings’ existing and future unsecured senior indebtedness;

     effectively subordinated to Reddy Holdings’ existing and future secured debt, including debt under the Company’s credit facilities that is guaranteed by Reddy Holdings; and

     structurally subordinated to all obligations and preferred equity of Reddy Holdings’ subsidiaries.

The Discount Notes include customary covenants that restrict, among other things, Reddy Holdings’ ability to incur additional debt or issue certain preferred stock, pay dividends or redeem, repurchase or retire its capital stock or subordinated indebtedness, make certain investments, create liens, enter into arrangements that restrict dividends from its subsidiaries, merge or sell all or substantially all of its assets or enter into various transactions with affiliates. Prior to November 1, 2007, Reddy Holdings may redeem up to 35% of the principal amount of the Discount Notes at a redemption price of 110.5% of the accreted value thereof, plus accrued and unpaid interest to the date of redemption, with funds raised in equity offerings that are specified in the indenture governing the Discount Notes. From and after November 1, 2008, Reddy Holdings may redeem any or all of the Discount Notes by paying a redemption premium, which is initially 5.25% of the principal amount at maturity of the notes and declines annually to 0% for the period commencing on November 1, 2010 and thereafter. If a change of control occurs prior to November 1, 2007, Reddy Holdings may, at its option, redeem all, but not less than all, of the Discount Notes at a redemption price equal to the sum of (i) the accreted value of the notes as of the redemption date, (ii) a premium equal to 125% of one year’s coupon payment and (iii) any accrued and unpaid interest

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 and 2006

5. Revolving Credit Facility and Long-Term Obligations (Continued)

to the date of redemption. If Reddy Holdings experiences a change of control and does not elect to make the optional redemption described in the previous sentence, Reddy Holdings will be required to make an offer to repurchase the Discount Notes at a price equal to 101% of their accreted value, plus accrued and unpaid interest, if any, to the date of purchase. Reddy Holdings may also be required to make an offer to purchase the senior discount notes with proceeds of asset sales that are not reinvested in the Company’s business or used to repay other indebtedness.

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

At June 30, 2007, the Company had $31.9 million of availability under the Revolving Credit Facility, which was net of an outstanding balance of $21.2 million and standby letters of credit of $6.9 million. The standby letters of credit are used primarily to secure certain insurance obligations.

Principal balances outstanding under the Credit Facilities bear interest per annum, at the Company’s option, at the sum of the base rate plus 0.75% or LIBOR plus 1.75%. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%. At June 30, 2007, the weighted average interest rate of borrowings outstanding under the Credit Facility was 7.2%. Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. The Company also pays a quarterly fee on the average availability under the Revolving Credit Facility at an annual rate of 0.5%. The terms of the Credit Facilities prohibit Reddy Corp. from paying dividends and otherwise transferring assets to Reddy Holdings, except for certain limited dividends, the proceeds of which must be used to maintain Reddy Holdings’ corporate existence.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 and 2006

5. Revolving Credit Facility and Long-Term Obligations (Continued)

The Credit Facilities contain financial covenants, which include the maintenance of certain financial ratios, as defined in the Credit Facilities, and are collateralized by substantially all of the Company’s assets and the capital stock of its subsidiaries. Reddy Holdings guarantees the Credit Facilities and such guarantee is secured by the capital stock of Reddy Corp. At June 30, 2007, Reddy Corp. was in compliance with these covenants.

On January 1, 2007, Reddy Corp. merged with its parent, Reddy Ice Group, Inc., with Reddy Corp. being the surviving entity. The Credit Facilities were amended on that date to allow the merger and to provide for the assumption of the Credit Facilities by Reddy Corp.

Interest Rate Hedging Agreement.   Effective September 12, 2005, the Company entered into an interest rate hedging agreement (the “Hedge”) to fix the interest rate on a portion of its Term Loan. The Hedge has a term of three years and ten months and an initial notional balance of $220 million. The notional balance decreases by $20 million on October 12 of each of the next three years, beginning on October 12, 2006. The Company pays a fixed rate of 4.431% on the notional balance outstanding and receives an amount equal to 3-month LIBOR. Any net payable or receivable amount is settled quarterly. If the Company had been required to settle the Hedge as of June 30, 2007, it would have received $2.8 million. In accordance with hedge accounting rules, the fair value of the Hedge is included in the caption “Other Assets” in the consolidated balance sheet. Changes in the fair value of the Hedge are recorded as “Other Comprehensive Income” in the consolidated statement of stockholders’ equity. No gain or loss was recognized in any periods presented in the consolidated statement of operations. In the event that the Merger is completed (see Note 1), the existing Credit Facilities will be repaid.  Management is currently evaluating whether the Hedge will be terminated or redesignated as a hedge of the anticipated future cash flows of the variable rate debt that is anticipated to be incurred in connection with the Merger.  In the event the Credit Facilities are repaid and the Hedge is terminated, the amount reported in “Other Comprehensive Income” will be reclassified to a gain or loss in the consolidated statement of operations.  As of June 30, 2006, such a reclassification would result in a gain of $1.7 million, net of tax. The Company is exposed to risk of loss in the event of non-performance by the counterparty to the Hedge; however, it does not anticipate non-performance by the counterparty.

At June 30, 2007 and December 31, 2006, long-term obligations consisted of the following:

	June 30, 2007	December 31, 2006
	(in thousands)
Credit facility—Term Loan	$240,000	$240,000
10½% Senior Discount Notes	150,500	150,500
Less: Unamortized debt discount on 10½% Senior Discount Notes	(19,156)	(25,706)
Other	75	101
Total long-term obligations	371,419	364,895
Less: Current maturities	49	51
Long-term obligations, net	$371,370	$364,844

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 and 2006

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

Since August 1, 2005, the board of directors of Reddy Holdings has declared the following dividends on the Company’s common stock:

		Dividend	Dividend	Total
Declaration Date	Record Date	Payable Date	Per share	Dividend
August 11, 2005	September 30, 2005	October 17, 2005	$0.20788	$4.5 million
December 15, 2005	December 30, 2005	January 17, 2006	$0.3825	$8.3 million
March 15, 2006	March 31, 2006	April 17, 2006	$0.3825	$8.3 million
June 15, 2006	June 30, 2006	July 17, 2006	$0.4000	$8.7 million
September 15, 2006	September 29, 2006	October 16, 2006	$0.4000	$8.8 million
December 15, 2006	December 29, 2006	January 16, 2007	$0.4000	$8.8 million
March 15, 2007	March 30, 2007	April 16, 2007	$0.4000	$8.8 million
June 15, 2007	June 29, 2007	July 16, 2007	$0.4200	$9.3 million

Preferred Stock.   Reddy Holdings is authorized to issue up to 25,000,000 shares of $0.01 par value preferred stock, all of which is currently undesignated and unissued.

7. Employee Benefit Plans

2005 Equity Incentive Plan.   On August 8, 2005, the board of directors and stockholders of Reddy Holdings approved the 2005 Equity Incentive Plan. Under the 2005 Equity Incentive Plan, up to 750,000 shares of common stock may be issued to employees, directors and certain third parties in connection with various incentive awards, including stock options, restricted shares and restricted share units. On October 18, 2005, Reddy Holdings filed a Registration Statement on Form S-8 with the SEC to cover the reoffer and resale of up to 750,000 shares of Reddy Holdings’ common stock that Reddy Holdings may issue in the future to participants in the 2005 Equity Incentive Plan. On May 17, 2007, the Company’s stockholders approved amendments to the 2005 Equity Incentive Plan that, among other things, increased the maximum number of shares of common stock available for issuance to 1,250,000.

During 2007, restricted share units (“RSUs”) have been granted to certain employees and the independent directors of Reddy Holdings in the following amounts: 4,625 RSUs on February 19, 2007, and 10,000 RSUs on April 10, 2007. Each RSU provides for the grant of one share of unrestricted common stock on the date that the vesting terms of each RSU is satisfied.

Generally, fifty percent of each award of RSUs (the “Time-vested RSUs”) will vest in four equal annual installments beginning on August 12, 2006 and continuing on August 12 of each of the following three years, provided the recipient remains employed with the Company through such vesting dates. The

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 and 2006

7. Employee Benefit Plans (Continued)

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

Based on the Company’s financial results for the vesting period ended June 30, 2006, the performance condition for the Performance-vested RSUs eligible for vesting on August 12, 2006 was met. A total of 172,375 Time-vested RSUs and Performance-vested RSUs vested on August 12, 2006. Furthermore, the performance targets for the remaining three vesting periods were met as of June 30, 2006. Therefore, the holders of unvested Performance-based RSUs were entitled to dividend equivalent payments for the period from July 1, 2006 to June 30, 2007. Dividend equivalent payments of $0.1 million were accrued during the three months ended June 30, 2007 and paid in July 2007.

Based on the Company’s financial results for the vesting period ended June 30, 2007, the performance condition for the Performance-vested RSUs eligible for vesting on August 12, 2007 was met. Approximately 180,000 Time-vested RSUs and Performance-vested RSUs are expected to vest on August 12, 2007. The performance targets for the remaining two vesting periods were not met as of June 30, 2007. Therefore, the holders of unvested Performance-based RSUs are not entitled to any dividend equivalent payments after June 30, 2007.

Compensation expense associated with the 2005 Equity Incentive Plan was $0.9 million and $1.7 million during the three and six months ended June 30, 2007, respectively. Expense for the three and six months ended June 30, 2006 was $1.0 and $2.0 million, respectively. Such compensation expense was recorded in “Operating Expenses” in the consolidated statements of operations. Approximately twenty-five percent of the Time-vested RSUs are being expensed during each twelve-month period ending August 12 in 2006 to 2009. Performance-vested RSUs are being expensed on the same basis as the first two annual installments met the performance condition and it is management’s belief that the performance condition for each subsequent period will also be met.

As of June 30, 2007, 545,250 shares were reserved for issuance and 523,075 shares were available for grant under the 2005 Equity Incentive Plan.

2003 Stock Option Plan.   During 2003, the board of directors approved the Reddy Ice Holdings, Inc. 2003 Stock Option Plan (the “2003 Stock Option Plan”) that reserved for issuance 1,555,150 shares of common stock, subject to adjustment under certain circumstances. This plan provides for the granting of

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 and 2006

7. Employee Benefit Plans (Continued)

incentive awards in the form of stock options to directors, officers and employees of the Company or any of its subsidiaries and affiliates at the discretion of the Compensation Committee of the Board of Directors. On August 12, 2005, all outstanding options under the 2003 Stock Option Plan were exercised in exchange for restricted shares. At June 30, 2007, 57,883 shares of common stock were available for grant under the 2003 Stock Option Plan. On July 23, 2007, the Board of Directors terminated the 2003 Stock Option Plan. Compensation expense associated with the 2003 Stock Option Plan was $0.3 million during the three months ended June 30, 2007 and 2006 and $0.5 million during the six months ended June 30, 2007 and 2006. Such compensation expense was recorded in “Operating Expenses” in the consolidated statements of operations.

8. Earnings Per Share

The computation of net income per share is based on net income divided by the weighted average number of shares outstanding. All shares outstanding for the three and six months ended June 30, 2007 and June 30, 2006 were included in the computation of diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Earnings for basic and diluted computation:
Net income	$10,621	$12,713	$413	$4,474
Basic earnings per share:
Weighted average common shares outstanding	21,717	21,360	21,702	21,316
Net income	$0.49	$0.60	$0.02	$0.21
Diluted earnings per share:
Weighted average common shares outstanding	21,717	21,360	21,702	21,316
Shares issuable from assumed conversion of restricted stock and restricted stock units	240	303	234	326
Weighted average common shares outstanding, as adjusted	21,957	21,663	21,936	21,642
Net income	$0.48	$0.59	$0.02	$0.21

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 and 2006

9. Income Taxes

The Company’s effective tax rate differs from the federal statutory income tax rate of 35% due to state income taxes and the effect of permanent differences, primarily the non-deductible portion of the interest expense recognized on the 10½% Senior Discount Notes. The effective rate for the six months ended June 30, 2007 includes the effect of the internal merger and consolidation of certain wholly-owned subsidiaries effective January 1, 2007, which resulted in the write-down of certain net state deferred tax assets.

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

FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company was required to record the impact of adopting FIN 48 as an adjustment to the January 1, 2007 beginning balance of retained earnings (deficit). Adoption of this standard had no impact on the consolidated statement of operations. Upon adoption of FIN 48, the Company’s unrecognized tax benefits totaled $3.7 million. As a result of adoption, the Company’s liability for unrecognized tax benefits increased $2.9 million. This also resulted in a $1.8 million increase to the January 1, 2007 balance of retained deficit, a $1.1 million increase in deferred tax benefits related to the federal benefit of unrecognized tax positions and a $0.8 million reclassification of amounts previously reserved at December 31, 2006. If recognized in future periods, the net unrecognized tax benefit would reduce the Company’s effective tax rate.

To the extent penalties and interest would be assessed on any underpayment of  income tax, such amounts have been accrued and classified as a component of income tax expense in the financial statements. As of January 1, 2007, the Company had accrued $1.2 million of interest and penalties relating to unrecognized tax benefits.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 and 2006

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

On July 9, 2007, the Company received notice that a putative derivative complaint was filed by an entity identifying itself as a stockholder of the Company in the District Court of Texas, Collin County, naming the Company as a nominal defendant and naming all of the members of the Company’s Board of Directors and GSO Capital Partners LP as defendants. The complaint alleges that the Company’s board of directors breached its fiduciary duties in connection with their approval of the proposed merger transaction. Based on the facts known to date, management believes that the claims asserted are without merit and intends to defend against the suit vigorously. This lawsuit is still in a preliminary stage and the ultimate outcome is impossible to determine at this time. An unfavorable result in excess of the available insurance coverage could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

The Company evaluates the performance of each segment based on earnings before interest, taxes, depreciation, amortization, gain or loss on disposition of assets, impairment of assets, loss on extinguishment of debt and management agreement termination fees and transaction bonuses and expenses (“Segment EBITDA”). Segment assets are not a factor in the evaluation of performance. There were no intersegment sales during the three and six months ended June 30, 2007 and 2006.

Segment information for the three months ended June 30, 2007 and 2006 was as follows:

	Three Months Ended			Three Months Ended
	June 30, 2007			June 30, 2006
	Ice	Non-Ice	Total	Ice	Non-Ice	Total
	(in thousands)
Revenues	$103,333	$2,652	$105,985	$109,848	$3,728	$113,576
Cost of sales (excluding depreciation)	60,658	1,759	62,417	61,918	2,226	64,144
Operating expenses	10,832	389	11,221	13,580	518	14,098
Segment EBITDA	$31,843	$504	$32,347	$34,350	$984	$35,334
Total assets	$608,267	$21,455	$629,722	$597,539	$24,868	$622,407

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 and 2006

Segment information for the six months ended June 30, 2007 and 2006 was as follows:

	Six Months Ended			Six Months Ended
	June 30, 2007			June 30, 2006
	Ice	Non-Ice	Total	Ice	Non-Ice	Total
	(in thousands)
Revenues	$148,453	$4,560	$153,013	$151,586	$6,798	$158,384
Cost of sales (excluding depreciation)	97,093	3,395	100,488	94,269	4,288	98,557
Operating expenses	21,124	798	21,922	24,280	907	25,187
Segment EBITDA	$30,236	$367	$30,603	$33,037	$1,603	$34,640
Total assets	$608,267	$21,455	$629,722	$597,539	$24,868	$622,407

The reconciliation of Segment EBITDA to net income for the three and six month periods ended  June 30, 2007 and 2006 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Segment EBITDA	$32,347	$35,334	$30,603	$34,640
Loss on dispositions of assets	(135)	(11)	(258)	(115)
Depreciation expense related to cost of sales	(5,163)	(4,947)	(10,254)	(9,661)
Depreciation and amortization expense	(1,581)	(1,471)	(3,111)	(2,899)
Impairment of assets	—	(370)	—	(370)
Interest expense	(8,048)	(7,378)	(15,581)	(14,332)
Interest income	118	—	334	—
Income tax expense	(6,917)	(8,444)	(1,320)	(2,789)
Net income	$10,621	$12,713	$413	$4,474

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

On July 2, 2007, Reddy Holdings announced that it had entered into an Agreement and Plan of Merger, dated as of July 2, 2007 (the “Merger Agreement”), by and among Reddy Holdings, Frozen, LLC, a Delaware limited liability company, Hockey Parent Inc., a Delaware corporation (together with Frozen, LLC, the “Parents”) and Hockey MergerSub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Parents (“Merger Sub”). The Parents are entities formed by GSO Capital Partners LP (“GSO”). The Merger Agreement provides for the merger (the “Merger”) of Merger Sub with and into Reddy Holdings, with Reddy Holdings being the surviving corporation in the Merger. Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Reddy Holdings common stock, par value $0.01 per share, other than any shares owned by us, the Parents or Merger Sub, or by any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be canceled and will be automatically converted into the right to receive $31.25 in cash, without interest. We will file a definitive proxy statement with the Securities and Exchange Commission with respect to the Merger. Stockholders are advised to read the proxy statement when it becomes available.

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

•       the availability of capital sources;

•       the amount of the costs, fees, expenses and charges related to the Merger;

•       the occurrence of any event, change or other circumstance that could give rise to a failure to satisfy any of the conditions to completion of the Merger, including the receipt of the required stockholder approval, or could give rise to the termination of the Merger Agreement;

•       the outcome of any legal proceedings instituted against us and others in connection with the proposed Merger;

•       business uncertainty and contractual restrictions during the pendency of the Merger;

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

General

Overview.   We are the largest manufacturer and distributor of packaged ice in the United States and currently serve approximately 82,000 customer locations in 31 states and the District of Columbia. We operate in two business segments—ice products and non-ice products and operations. Ice products accounted for approximately 97% of our revenues in the six months ended June 30, 2007 and 96% of revenues in the six months ended June 30, 2006. Our ice products business consists of:

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

Seasonality.   The packaged ice business is highly seasonal, characterized by peak demand during the warmer months of May through September, with an extended peak selling season in the southern United States. Approximately 69%, 69% and 68% of our annual revenues occurred during the second and third calendar quarters in each of 2006, 2005 and 2004. Approximately 66% of our annual revenues occurred during the second and third calendar quarters of 2003 and 68% occurred during the second and third calendar quarters of 2002, 2001 and 2000. The decrease in 2003 was primarily due to the timing of our acquisitions, which occurred in the fourth quarter of that year. As a result of seasonal revenue declines and a less than proportional decline in expenses during the first and fourth quarters, we typically experience lower margins resulting in losses during these periods.

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

Operating Expenses.   Our operating expenses are costs associated with selling, general and administrative functions. These costs include executive officers’ compensation, office and administrative salaries, insurance, legal and other professional services and costs associated with leasing office space. Labor costs, including associated payroll taxes and benefit costs but excluding non-cash stock-based compensation expense, included in operating expenses represented approximately 7% and 8% of revenues in the six months ended June 30, 2007 and 2006, respectively.

Facilities.   At June 30, 2007, we owned or operated 64 ice manufacturing facilities, 60 distribution centers, approximately 79,000 merchandisers (cold storage units installed at customer locations), approximately 3,000 Ice Factories, five refrigerated warehouses and one bottled water plant. As of the same date, we had an aggregate daily ice manufacturing capacity of approximately 17,000 tons.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

	Three Months Ended June 30,		Change from Last Year
	2007	2006	Dollars	%
	(in thousands)
Consolidated Results
Revenues	$105,985	$113,576	$(7,591)	(6.7)
Cost of sales (excluding depreciation)	62,417	64,144	(1,727)	(2.7)
Depreciation expense related to cost of sales	5,163	4,947	216	4.4
Gross profit	38,405	44,485	(6,080)	(13.7)
Operating expenses	11,221	14,098	(2,877)	(20.4)
Depreciation and amortization expense	1,581	1,471	110	7.5
Loss on dispositions of assets	135	11	124	1,127.3
Impairment of assets	—	370	(370)	(100.0)
Income from operations	25,468	28,535	(3,067)	(10.7)
Interest expense, net	7,930	7,378	552	7.5
Income before income taxes	17,538	21,157	(3,619)	(17.1)
Income tax expense	(6,917)	(8,444)	1,527	18.1
Net income	$10,621	$12,713	$(2,092)	(16.5)
Ice Operations:
Revenues	$103,333	$109,848	$(6,515)	(5.9)
Cost of sales (excluding depreciation)	60,658	61,918	(1,260)	(2.0)
Depreciation expense related to cost of sales	4,904	4,698	206	4.4
Gross profit	37,771	43,232	(5,461)	(12.6)
Operating expenses	10,832	13,580	(2,748)	(20.2)
Non-Ice Operations:
Revenues	$2,652	$3,728	$(1,076)	(28.9)
Cost of sales (excluding depreciation)	1,759	2,226	(467)	(21.0)
Depreciation expense related to cost of sales	259	249	10	4.0
Gross profit	634	1,253	(619)	(49.4)
Operating expenses	389	518	(129)	(24.9)

Revenues:   Revenues decreased $7.6 million from the three months ended June 30, 2006 to the three months ended June 30, 2007. This decrease is primarily due to reduced volume sales of ice related to cooler and wetter average weather conditions in many of our markets and a $1.1 million reduction in revenues in our non-ice operations, resulting from a general decline in the poultry industry, which is a significant portion of the customer base for our cold storage warehouses. Offsetting these decreases was higher average pricing, the effects of acquisitions and the continuing positive effects of package sizing initiatives, which consists primarily of converting a portion of our ice sales from seven to ten pound bags.

Cost of Sales (Excluding Depreciation):   Cost of sales (excluding depreciation) decreased $1.7 million from the three months ended June 30, 2006 to the three months ended June 30, 2007. This decrease in cost of sales is primarily due to lower production and sales volumes related to cooler and wetter average weather in many of our markets as compared to 2006, although we were not able to reduce our costs proportionally to the decrease in sales noted above, especially in the early part of the quarter due to the fixed costs associated with our business. This decrease in cost of sales was partially offset by acquired ice operations and price increases for energy, primarily electricity in Texas.

Labor costs, including associated payroll taxes and benefit costs (including health insurance), accounted for approximately 22% and 20% of revenues in the three months ended June 30, 2007 and 2006,

respectively. Cost of plastic bags represented approximately 7% of revenues in the three months ended June 30, 2007 and 2006. Fuel expenses represented approximately 4% of revenues in the three months ended June 30, 2007 and 2006. Expenses for independent third party distribution services represented approximately 6% of revenues in the three months ended June 30, 2007 and 2006. Electricity expense represented approximately 5% of revenues in the three months ended June 30, 2007 and 2006.

Depreciation Expense Related to Cost of Sales:   Depreciation expense related to cost of sales increased $0.2 million due to additional depreciation expense associated with production and distribution equipment placed in service during 2006 and early 2007, partially offset by the effect of asset dispositions and assets becoming fully depreciated.

Operating Expenses:   Operating expenses decreased $2.9 million from the three months ended June 30, 2006 to the three months ended June 30, 2007. This decrease is primarily due to a decrease of $2.1 million in incentive compensation expense and a $0.8 million decrease in professional services costs. Professional services for the three months ended June 30, 2006 included $0.6 million related to the secondary stock offering completed in May 2006.

Depreciation and Amortization:   Depreciation and amortization increased $0.1 million from the three months ended June 30, 2006 to the three months ended June 30, 2007. This increase is primarily due to additional amortization expense associated with the intangible assets recorded in connection with the acquisitions completed in 2006 and the six months ended June 30, 2007.

Impairment of assets:   During the three months ended June 30, 2006, we reviewed two pieces of real estate in our ice business segment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, as a result of a pending sale of one property and physical damage to another. As a result of this review, we recorded an impairment charge of $0.4 million.

Interest Expense, net:   Net interest expense increased $0.6 million from the three months ended June 30, 2006 to the three months ended June 30, 2007, primarily due to scheduled increases in the non-cash interest expense associated with our 10½% senior discount notes, higher average balances on our revolving credit facility and an increase in the unhedged balance of our term loan, which is subject to market interest rates in excess of the effective hedge rate.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

	Six Months Ended		Change from
	June 30,		Last Year
	2007	2006	Dollars	%
	(in thousands)
Consolidated Results
Revenues	$153,013	$158,384	$(5,371)	(3.4)
Cost of sales (excluding depreciation)	100,488	98,557	1,931	2.0
Depreciation expense related to cost of sales	10,254	9,661	593	6.1
Gross profit	42,271	50,166	(7,895)	(15.7)
Operating expenses	21,922	25,187	(3,265)	(13.0)
Depreciation and amortization expense	3,111	2,899	212	7.3
Loss on dispositions of assets	258	115	143	124.3
Impairment of assets	—	370	(370)	(100.0)
Income from operations	16,980	21,595	(4,615)	(21.4)
Interest expense, net	15,247	14,332	915	6.4
Income before income taxes	1,733	7,263	(5,530)	(76.1)
Income tax expense	(1,320)	(2,789)	(1,469)	(52.7)
Net income	$413	$4,474	$(4,061)	(90.8)
Ice Operations:
Revenues	$148,453	$151,586	$(3,133)	(2.1)
Cost of sales (excluding depreciation)	97,093	94,269	2,824	3.0
Depreciation expense related to cost of sales	9,750	9,162	588	6.4
Gross profit	41,610	48,155	(6,545)	(13.6)
Operating expenses	21,124	24,280	(3,156)	(13.0)
Non-Ice Operations:
Revenues	$4,560	$6,798	$(2,238)	(32.9)
Cost of sales (excluding depreciation)	3,395	4,288	(893)	(20.8)
Depreciation expense related to cost of sales	504	499	5	1.0
Gross profit	661	2,011	(1,350)	(67.1)
Operating expenses	798	907	(109)	(12.0)

Revenues:   Revenues decreased $5.4 million from the six months ended June 30, 2006 to the six months ended June 30, 2007. This decrease is primarily due to reduced volume sales of ice related to cooler and wetter average weather conditions in many of our markets and a $2.2 million reduction in revenues in our non-ice operations, resulting from a general decline in the poultry industry, which is a significant portion of the customer base for our cold storage warehouses. Offsetting these decreases were higher average pricing, the effects of acquisitions and the continuing positive effects of package sizing initiatives, which consists primarily of converting a portion of our ice sales from seven to ten pound bags.

Cost of Sales (Excluding Depreciation):   Cost of sales (excluding depreciation) increased $1.9 million from the six months ended June 30, 2006 to the six months ended June 30, 2007. This increase is costs of sales is primarily due to increased labor and other direct costs associated with higher volume sales in the first three months of 2007, as well as the effect of acquisitions and increases in the prices of electricity, especially in Texas.  Offsetting these increases were reductions in costs related to lower sales and production volumes in the second quarter of 2007 and a $0.9 million decrease in costs of sales in our non-ice operations related to their reduced level of operations.

Labor costs, including associated payroll taxes and benefit costs (including health insurance), accounted for approximately 26% and 23% of revenues in the six months ended June 30, 2007 and 2006, respectively. Cost of plastic bags represented approximately 7% of revenues in the six months ended June 30, 2007 and 2006. Fuel expenses represented approximately 4% of revenues in the six months ended June 30, 2007 and 2006. Expenses for independent third party distribution services represented approximately 6% of revenues in the six months ended June 30, 2007 and 2006. Electricity expense represented approximately 6% and 5% of revenues in the six months ended June 30, 2007 and 2006, respectively.

Depreciation Expense Related to Cost of Sales:   Depreciation expense related to cost of sales increased $0.6 million due to additional depreciation expense associated with production and distribution equipment placed in service during 2006 and early 2007, partially offset by the effect of asset dispositions and assets becoming fully depreciated.

Operating Expenses:   Operating expenses decreased $3.3 million from the six months ended June 30, 2006 to the six months ended June 30, 2007. This decrease is primarily due to a decrease of $2.8 million in accrued incentive compensation and a $1.0 million decrease in professional services costs. Included in professional services for the six months ended June 30, 2006 is $0.6 million related to the secondary stock offering completed in May 2006 and $0.5 million related to an acquisition which was not completed. These decreases were partially offset by an increase of $0.7 million in labor and benefit costs.

Depreciation and Amortization:   Depreciation and amortization increased $0.2 million from the six months ended June 30, 2006 to the six months ended June 30, 2007. This increase was primarily due to additional amortization expense associated with the intangible assets recorded in connection with the acquisitions completed in 2006 in the six months ended June 30, 2007.

Impairment of assets:   During the three months ended June 30, 2006, we reviewed two pieces of real estate in our ice business segment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, as a result of a pending sale of one property and physical damage to another. As a result of this review, we recorded an impairment charge of $0.4 million.

Interest expense, net:   Net interest expense increased $0.9 million from the six months ended June 30, 2006 to the six months ended June 30, 2007, primarily due to scheduled increases in the non-cash interest expense associated with our 10½% senior discount notes, higher average balances on our revolving credit facility and an increase in the unhedged balance of our term loan, which is subject to market interest rates in excess of the effective hedge rate.

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

During the six months ended June 30, 2007, capital expenditures totaled $11.0 million. As we have consolidated acquisitions into the existing company infrastructure, we have identified non-core and excess assets which can be disposed of. From time to time, we also dispose of other assets which are no longer useful in our operations. As a result of dispositions of these non-core and excess assets, we realized proceeds of approximately $0.8 million in the six months ended June 30, 2007. As a result, our net capital expenditures in the six months ended June 30, 2007 were $10.2 million.

In the six months ended June 30, 2007, we completed the acquisitions of 13 ice companies for a total cash purchase price of approximately $18.8 million, including direct acquisition costs of $0.4 million. We will continue to evaluate acquisition opportunities as they become available. In conjunction with these evaluations, we will consider our liquidity, availability under our credit facilities, mandatory principal repayments under our debt agreements and availability of other capital resources.

Cash Flows for the Six Months Ended June 30, 2007 and 2006

Net cash used by operating activities was $1.9 million in the six months ended June 30, 2007, compared to cash provided by operating activities of $8.4 million in the six months ended June 30, 2006. The decrease was primarily due to a decrease in net income of $4.1 million, from $4.5 million to $0.4 million in the six months ended June 30, 2006 to June 30, 2007, respectively. Additionally, there was an increase in cash used by changes in working capital of $5.4 million related to reduced incentive compensation accruals and the timing of payments to vendors.

Net cash used in investing activities was $29.0 million and $21.1 million in the six months ended June 30, 2007 and 2006, respectively. The increase in net cash used in investing activities was primarily due to an increase in acquisitions. During the six months ended June 30, 2007, we completed 13 acquisitions for a total cost of $18.8 million. During the same period in 2006, we completed seven acquisitions for a total cost of $10.1 million.

Net cash provided by financing activities was $3.5 million in the six months ended June 30, 2007, compared to cash used by financing activities of $8.6 million in the six months ended June 30, 2006. The change in cash flows from financing activities is primarily due to higher borrowings on our revolving credit facility in 2007 to fund increased acquisition activity and the reduction in cash flow from operations.

Long-term Debt and Other Obligations

Overview.   At June 30, 2007, we had approximately $392.6 million of total debt outstanding as follows:

•                    $131.3 million of Reddy Holdings’ 10½% senior discount notes due 2012 (net of unamortized discount of $19.2 million);

•                    $240.0 million outstanding term loan under our credit facility which matures on August 12, 2012;

•                    $21.2 million of outstanding balances under our revolving credit facility which matures on August 12, 2010; and

•                    $0.1 million of other debt.

On October 27, 2004, Reddy Holdings issued $151.0 million in aggregate principal amount at maturity of 10½% senior discount notes due 2012. Each senior discount note had an initial accreted value of $663.33 per $1,000 principal amount at maturity. The accreted value of each senior discount note increases from the date of issuance until November 1, 2008 at a rate of 10½% per annum such that the accreted value will equal the stated principal amount at maturity on November 1, 2008. Thereafter, cash interest will accrue and be payable semi-annually at a rate of 10½% per annum. The senior discount notes are unsecured obligations of Reddy Holdings and are:

                  not guaranteed by any of Reddy Holdings’ subsidiaries;

                  senior in right of payment to all of Reddy Holdings’ future subordinated indebtedness;

                  equal in right of payment with Reddy Holdings’ existing and future unsecured senior indebtedness;

                  effectively subordinated to Reddy Holdings’ existing and future secured debt, including Reddy Holdings’ guarantee of our credit facilities; and

                  structurally subordinated to all obligations and preferred equity of Reddy Holdings’ subsidiaries.

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

The consolidated coverage ratio under the indenture governing our senior discount notes means the ratio of our EBITDA for the most recent four fiscal quarters to our consolidated interest expense for such four quarter period. “EBITDA” under the indenture governing our senior discount notes is defined as the sum of our consolidated net income plus our income tax expense, our interest expense, our depreciation and amortization expense, unrealized non-cash gains or losses or non-cash charges in respect of hedging obligations required to be taken under generally accepted accounting principles, unrealized foreign currency translation gains or losses and all other non-cash charges, except to the extent representing an accrual or reserve for a future cash expenditure). “Consolidated net income” under the indenture governing our senior discount notes is defined as net income of Reddy Holdings and its restricted subsidiaries: plus or minus cash dividends received on investments or equity in net losses of persons other than restricted subsidiaries, respectively; provided that the following are not included in consolidated net income: (i) net income or loss of subsidiaries acquired in pooling of interests transactions for any period prior to the date of their acquisition, (ii) any net income of a subsidiary restricted in the payment of a dividend (other than certain permitted restrictions, including those under our credit facilities), (iii) gains or losses from non-ordinary course asset sales, (iv) extraordinary gains or losses, (v) the cumulative effect of changes in accounting principles, (vi) non-recurring fees and expenses and write offs of deferred financing costs related to the financing transactions in connection with the 2003 merger with Packaged Ice, Inc. and, (vii) any fees, charges, costs or expenses relating to our initial public offering and the related transactions and paid in cash, to the extent deducted in the determination of consolidated net income. “Consolidated interest expense” under the indenture governing our senior discount notes is defined as total interest expense plus, to the extent not included in total interest expense, (i) interest expense attributable to capital leases, (ii) amortization of debt discount and issuance costs, (iii) capitalized interest, (iv) non-cash interest expense, (v) fees on letters of credit, (vi) net payments pursuant to hedging obligations, (vii) dividends accrued on certain disqualified stock (viii) interest incurred in connection with investments in discontinued operations, (ix) interest on guaranteed indebtedness and (x) cash contributions to employee stock ownership plans to the extent they are used to pay interest or fees on indebtedness incurred by such plans. We are generally required to calculate our consolidated coverage ratio on a pro forma basis to give effect to incurrences and repayments of indebtedness as well as acquisitions and dispositions.

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

In addition, regardless of whether we could make any restricted payments under the buildup amount provision referred to above, we may (1) make dividend payments at any time in an aggregate amount of up to $15.0 million if no default has occurred and is continuing under the indenture and (2) following our initial public offering, pay dividends on our capital stock of up to 6.0% per year of the cash proceeds (net of underwriters’ fees, discounts, commissions or other expenses paid by us) received by us from all such public equity offerings subject to specified conditions. Accordingly, we are able to pay approximately $7.0 million annually in dividends under this 6.0% provision. However, the amount of dividend payments permitted under this 6.0% provision will correspondingly reduce the amount we would otherwise have available to us under the buildup amount for restricted payments, including dividends. At June 30, 2007, Reddy Holdings had $8.3 million of cash on hand that was not subject to any restrictions under our credit facilities.

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

At June 30, 2007, we had $31.9 million of availability under the revolving credit facility, which was net of outstanding standby letters of credit of $6.9 million and outstanding balances under our revolving credit facility of $21.2 million. The standby letters of credit are used primarily to secure certain insurance obligations. In connection with the renewal of certain insurance policies in the second quarter of 2007, our outstanding standby letters of credit will increase by approximately $1 million during the third quarter of 2007. However, later in 2007, this additional new collateral will be partially offset by reductions in collateral related to earlier policy years.

Principal balances outstanding under our credit facilities bear interest per annum, at our option, at the sum of the base rate plus 0.75% or LIBOR plus 1.75%. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%. At June 30, 2007, the weighted average interest rate of borrowings outstanding under the credit facilities was 7.2%. interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the LIBOR loan exceeds 90 days. Reddy Corp. pays a quarterly fee on the average availability under our existing revolving credit facility based on an annual rate of 0.5% except as described below. The terms of the credit facilities prohibit Reddy Corp. from paying dividends and otherwise transferring assets to Reddy Holdings, except for certain limited dividends, the proceeds of which must be used to maintain Reddy Holdings’ corporate existence.

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

Our credit facilities contain financial covenants, which include the maintenance of certain financial ratios, as defined in the senior credit facility, and is collateralized by substantially all of Reddy Corp.’s assets and the capital stock of all of its subsidiaries. Reddy Holdings guarantees Reddy Corp.’s senior credit facilities and such guarantee is secured by the capital stock of Reddy Corp. At June 30, 2007, Reddy Corp. was in compliance with these covenants.

Under the restricted payments covenant in our credit facilities, we generally are restricted from paying dividends. However, the covenant includes an exception for paying dividends in an amount not greater than our Cumulative Distributable Cash for the period (taken as one accounting period) from July 1, 2005 to the end of our most recently-ended fiscal quarter for which a covenant compliance certificate under our senior credit facility has been delivered to the lenders.

“Cumulative Distributable Cash” is defined under our senior credit facilities as:

(a)    $10,000,000, plus

(b)   “Available Cash” for the period (taken as one accounting period) from July 1, 2005 to the end of our most recently-ended fiscal quarter for which a covenant compliance certificate under our senior credit facility has been delivered to the lenders, plus

(c)    the amount of any net cash proceeds received by Reddy Holdings from issuances of shares of Reddy Holdings capital stock after the closing of our initial public offering to the extent we have contributed such proceeds to Reddy Corp., less

(d)   (i) the amount of payments made by Reddy Corp. to Reddy Holdings to fund dividend payments on, or repurchases of, Reddy Holdings capital stock or to pay cash interest expense on, or redeem or repurchase, Reddy Holdings notes, (ii) amounts used to make restricted investments, less

(e)    to the extent occurring after the end of the most recently ended reference period and until taken into account in determining Available Cash for the fiscal quarter in which such event has occurred, (i) cash payments for acquisitions (except to the extent funded with indebtedness or proceeds of asset sales or casualty events) and (ii) mandatory repayment of loans under our new credit facilities (other than under the revolving credit facility) during a dividend suspension period.

“Available Cash” for any fiscal quarter is defined under our senior credit facilities as:

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

“Adjusted EBITDA” is defined under our senior credit facilities to be the sum of:

(a)    net income, plus

(b)   to the extent deducted in determining net income, the sum of (i) amounts attributable to depreciation and amortization, (ii) income tax expense, (iii) interest expense, (iv) any other non-cash charges (less non-cash income) for which no cash reserves (or receivables) have been or will be set aside (or created) including non-cash compensation expenses, (v) any loss from the extinguishment of indebtedness, (vi) any fees paid prior to the closing date of our initial public offering in respect of the monitoring agreement, (vii) transaction adjustments (as defined in our senior credit facility and including the fees and expenses incurred in connection with our initial public offering and the related transactions), (viii) all fees and expenses incurred in connection with permitted acquisitions to the extent accounted for as expenses, (ix) for the four fiscal quarters ending after September 30, 2004, an amount equal to the sum of (x) the special transaction payments paid to certain members of management and certain directors in connection with the issuance of the senior discount notes not to exceed $1.3 million plus (y) an amount not to exceed $4.0 million for other expenses incurred in connection with the issuance of the senior discount notes and the related amendment to our senior credit facilities which was in effect at the time of the senior discount notes offering.

Under Reddy Corp.’s credit facilities, Reddy Corp. may only pay dividends to us to make dividend payments on our common stock if Reddy Corp.’s total leverage ratio for the most recently ended fiscal quarter for which a covenant compliance certificate has been delivered is less than or equal to 3.75 to 1.0. If at the end of any fiscal quarter, Reddy Corp.’s leverage ratio is greater than 3.75 to 1.0, and therefore Reddy Corp. is not permitted to pay dividends, Reddy Corp. will be required by Reddy Corp.’ credit facilities to apply 50% of Reddy Corp.’s Available Cash generated during each such quarter to make a mandatory prepayment of the loans under Reddy Corp.’s credit facilities.

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

Twelve Months
Ended June 30,
2007
(in thousands)
Pro forma adjusted EBITDA	$86,365
Total leverage ratio	3.1:1.0
Interest coverage ratio	5.3:1.0

The following table sets forth a reconciliation of net loss to EBITDA and Adjusted EBITDA:

Twelve Months
Ended June 30,
2007
(in thousands)
Net income	$10,600
Depreciation expense related to cost of sales	20,110
Depreciation and amortization expense	6,091
Interest expense	30,590
Interest income	(920)
Income tax expense	8,103
EBITDA	74,574
Other non-cash charges:
Stock-based compensation expense	4,463
Loss on dispositions of assets	1,250
Impairment of assets	3,348
Adjusted EBITDA	$83,635
Acquisition adjustments (a)	$2,730
Pro forma adjusted EBITDA	$86,365

(a)           Represents the incremental Adjusted EBITDA of acquired businesses as if each acquisition had been consummated on the first day of the period presented. All acquisitions included herein were consummated on or before June 30, 2007.

Interest Rate Hedging Agreement.   Effective September 12, 2005, we entered into an interest rate hedging agreement (the “Hedge”) to fix the interest rate on a portion of our term loan facility. The Hedge has a term of three years and ten months and an initial notional balance of $220 million. The notional balance decreases by $20 million on October 12 of each of the next three years, beginning on October 12, 2006. we pay a fixed rate of 4.431% on the notional balance outstanding and receives an amount equal to 3-month LIBOR. Any net payable or receivable amount is settled quarterly. If we had been required to settle the Hedge as of June 30, 2007, we would have received $2.8 million. In accordance with hedge accounting rules, the fair value of the Hedge is included in the caption “Other Assets” in the consolidated balance sheet. Changes in the fair value of the Hedge are recorded as “Other Comprehensive Income” in the consolidated statement of stockholders’ equity. No gain or loss was recognized in any periods presented in the consolidated statement of operations.  In the event that the Merger is completed , the existing credit facilities will be repaid.  We are currently evaluating whether the Hedge will be terminated or redesignated as a hedge of the anticipated future cash flows of the variable rate debt that is anticipated to be incurred in connection with the Merger.  In the event the Credit Facilities and repaid and the Hedge is terminated, the amount reported in “Other Comprehensive Income” will be reclassified to a gain or loss in the consolidated statement of operations.  As of June 30, 2006, such a reclassification would result in a gain of $1.7 million, net of tax.We are exposed to risk of loss in the event of non-performance by the counterparty to the Hedge; however, we do not anticipate non-performance by the counterparty.

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

Based on our expected level of operations, we believe that cash flows from operations, together with available borrowings under our revolving credit facility, will be adequate to meet our future liquidity needs for at least the next twelve months. As of July 24, 2007, we had approximately $13.7 million of cash on hand and $22.7 million of availability under our revolving credit facility, which reflected outstanding standby letters of credit of $6.9 million and outstanding balances of $30.4 million under our revolving credit facility.

From January 1, 2007 through July 23, 2007, we completed 13 acquisitions with an aggregate acquisition cost of $18.8 million. We intend to pursue additional acquisitions throughout the remainder of 2007, although such future acquisitions are subject to significant uncertainties as to timing, price and availability.

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

Recently Adopted Accounting Pronouncements

In June, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 utilizes a two-step approach for evaluating tax positions. The first step, recognition, occurs when an enterprise concludes that a tax position, based solely on its technical merits is more likely than not to be sustained upon examination. The second step, measurement, is only addressed if the recognition criteria have been satisfied. In the measurement process, the tax benefit is measured at the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon final settlement. FIN 48’s use of the term “more likely than not” consistent with how the term is used in SFAS No. 109 (i.e. the likelihood of an occurrence greater than 50%). FIN 48 applies to all tax positions related to income taxes subject to SFAS 109. We adopted FIN 48 as of January 1, 2007. As a result of adoption, we recognized a $2.9 million increase in our liability for unrecognized tax benefits. This also resulted in a $1.8 million increase to our January 1, 2007 retained deficit balance and a $1.1 million increase in federal deferred tax benefits related to the federal benefit of the unrecognized tax position and a $0.8 million reclassification of amounts previously reserved at December 31, 2006. Adoption of this standard had no impact on our operating results.

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

We are exposed to some market risk due to the floating interest rates under our senior credit facilities. Principal balances outstanding under the term loan and the revolving credit facility bear interest, at our option, at the London Inter-Bank Offered Rate (“LIBOR”) plus 1.75% or the prime rate (as announced from time to time by the administrative agent) plus 0.75%.

Effective September 12, 2005, we entered into an interest rate hedging agreement (the “Hedge”) to fix the interest rate on a portion of the term loan outstanding under the senior credit facility. See “Liquidity and Capital Resources—Interest Rate Hedging Agreement”.

As of June 30, 2007, the senior credit facility had an outstanding principal balance of $261.2 million at a weighted average interest rate of 7.2% per annum. Including the effect of the Hedge, the weighted average interest rate was 6.5%. At June 30, 2007, the 30-day LIBOR rate was 5.3%. If LIBOR were to increase by 1% from that level, the annual increase in interest expense, given our principal balances at June 30, 2007 and the effect of the Hedge, would be approximately $0.6 million.

Item 4.                          Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007 to ensure that information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure. It should be noted, however, that the design of any system of controls is limited in its ability to detect errors, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                        Legal Proceedings

We are from time to time party to legal proceedings that arise in the ordinary course of business. We do not believe that the resolution of any such threatened or pending legal proceedings will have a material adverse affect on our financial position, results of operations or liquidity.

On July 9, 2007, we received notice that a putative derivative complaint was filed by an entity identifying itself as one of our stockholders in the District Court of Texas, Collin County, naming us as a nominal defendant and naming all of the members of our board of directors and GSO Capital Partners LP as defendants. The complaint alleges that our board of directors breached its fiduciary duties in connection with its approval of the proposed merger transaction. Based on the facts known to date, management believes that the claims asserted are without merit and intends to defend against the suit vigorously. This lawsuit is still in a preliminary stage and the ultimate outcome is impossible to determine at this time. An unfavorable result in excess of the available insurance coverage could have a material adverse effect on the our consolidated financial position, results of operations or cash flows.

Item 1A.                Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2006, except as described below.

We will incur substantial expenses even if the Merger is not completed.

The Merger may not be completed. Whether or not the Merger is completed, we will incur substantial expenses in pursuing the Merger. In addition, if the Merger Agreement is terminated under certain circumstances, we may be required to pay Frozen, LLC a termination fee of $21 million under the Merger Agreement or, under certain circumstances, reimburse up to $7 million of Frozen, LLC’s expenses in connection with the Merger. These costs may have an adverse effect on our financial condition and results of operations. In addition, the termination fees and expense reimbursement provisions of the Merger Agreement could discourage other potential acquirers from seeking to enter into a business combination with us.

Failure to complete the Merger could cause our stock price to decline and otherwise harm our business.

If the Merger is not completed, our stock price may decline to the extent that the current market price reflects a market assumption that the Merger will be completed or the market’s perceptions of us change as a result of the reasons why the Merger was not consummated.

If the conditions to the Merger are not met, the Merger will not occur.

Specified conditions set forth in the Merger Agreement must be satisfied or waived to complete the merger. We cannot assure you that each of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the Merger will not occur or will be delayed, and we may lose some or all of the intended benefits of the Merger.

The Merger is conditioned on the receipt of the required approval of our stockholders. If this approval is not received, the Merger cannot be completed even if all of the other conditions to the Merger are satisfied or waived.

If the Merger is terminated and our board of directors determines to seek another merger or business combination, there can be no assurance that it will be able to find a party willing to pay an equivalent or more attractive price than the price to be paid in the Merger.

After the Merger, former Reddy Ice stockholders will have no interest in future earnings or growth.

The Merger is a “going-private” transaction. If the Merger is completed, we will be a wholly owned subsidiary of Frozen, LLC and Hockey Parent Inc. In exchange for the cash consideration set forth in the Merger Agreement, former stockholders will have no remaining interest in any of our future earnings or growth. If the Merger is completed, we will cease to be a public company and our stock will no longer be traded on the New York Stock Exchange.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                        Defaults Upon Senior Securities

None.

Item 4.                        Submission of Matters to a Vote of Security Holders

On May 17, 2007, we held our annual meeting of stockholders. At the annual meeting, the following matters were voted upon:

1.                Election of six directors to hold office until the next annual meeting of stockholders and until their respective successors are duly elected and qualified;

2.                A proposal to approve the amended Reddy Ice Holdings, Inc. 2005 Long Term Incentive and Share Award Plan; and

3.                A proposal to ratify the appointment of Deloitte & Touche LLP as the company’s independent auditors for the fiscal year ending December 31, 2007.

A total of 21,809,395 shares of the company’s common stock, par value $0.01 per share, were entitled to vote at the meeting. Of these shares, 20,904,622 shares were represented in person or by proxy at the meeting and voted as follows:

With respect to each of the following six nominees for election to the Board of Directors, shares were voted as follows:

	Votes For	Votes Withheld
William P. Brick	20,718,663	185,989
Theodore J. Host	20,774,718	129,904
Michael S. McGrath	20,568,744	335,878
Tracy L. Noll	20,795,695	108,927
Robert N. Verdecchio	20,777,183	127,439
Jimmy C. Weaver	20,808,137	96,485

With respect to the approval of the amended Reddy Ice Holdings, Inc. 2005 Long Term Incentive and Share Award Plan, shares were voted as follows: 17,169,298 for; 806,213 votes against; and 41,119 votes withheld.

With respect to the appointment of Deloitte & Touche LLP as the company’s independent auditors for the fiscal year ending December 31, 2007, shares were voted as follows: 20,866,998 for; 12,169 votes against; and 25,453 votes withheld.

Item 5.                        Other Information

None.

Item 6.                        Exhibits

See Index to Exhibits on page 36.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDDY ICE HOLDINGS, INC.
Date: July 26, 2007	By:	/s/ JIMMY C. WEAVER
Jimmy C. Weaver
Chief Executive Officer
Date: July 26, 2007	By:	/s/ STEVEN J. JANUSEK
Steven J. Janusek
Chief Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description
31.1†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Section 1350 Certification of Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Section 1350 Certification of Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†                    Filed herewith.