Form 10-Q
period 2007-09-30
REDDY ICE HOLDINGS INC
filed 2007-10-26
CIK 1268984

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        The number of shares of registrant's common stock outstanding as of October 25, 2007 was 21,865,370.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2007

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2007	December 31, 2006
	(in thousands, except share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,796	$39,434
Accounts receivable, net	43,167	25,723
Inventories	11,026	11,455
Prepaid expenses and other current assets	4,001	2,719
Deferred tax assets	1,788	1,620

Total current assets	75,778	80,951
RESTRICTED CASH AND CASH EQUIVALENTS	19,192	—
PROPERTY AND EQUIPMENT, net	223,945	230,242
GOODWILL	224,970	216,370
OTHER INTANGIBLES, net	81,679	79,889
OTHER ASSETS	636	2,820

TOTAL	$626,200	$610,272

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$34	$51
Revolving credit facility	—	—
Accounts payable	19,796	14,090
Accrued expenses	18,287	18,659
Dividends payable	9,236	8,828

Total current liabilities	47,353	41,628
LONG-TERM OBLIGATIONS	374,732	364,844
DEFERRED TAX LIABILITIES, net	47,968	36,152
COMMITMENTS AND CONTINGENCIES (Note 11)	—	—
STOCKHOLDERS' EQUITY:
Common stock: $0.01 par value; 75,000,000 shares authorized; 21,865,370 and 21,809,395 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	219	218
Additional paid-in capital	219,847	216,802
Accumulated deficit	(64,168)	(51,990)
Accumulated other comprehensive income	249	2,618

Total stockholders' equity	156,147	167,648

TOTAL	$626,200	$610,272

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Revenues	$125,701	$123,311	$274,750	$275,652
Cost of sales (excluding depreciation)	72,015	70,585	169,696	165,498
Depreciation expense related to cost of sales	5,029	4,571	14,798	13,741

Gross profit	48,657	48,155	90,256	96,413
Operating expenses	11,047	11,999	32,324	36,414
Transaction costs related to merger (Note 1)	1,982	—	1,982	—
Depreciation and amortization expense	1,559	1,439	4,532	4,213
Loss on dispositions of assets	71	15	329	129
Impairment of assets	—	—	—	370

Income from operations	33,998	34,702	51,089	55,287
Interest expense	8,111	7,304	23,692	21,636
Interest income	(175)	—	(509)	—

Income from continuing operations before income taxes	26,062	27,398	27,906	33,651
Income tax expense	(10,468)	(10,416)	(11,830)	(12,821)

Income from continuing operations	15,594	16,982	16,076	20,830
Income (loss) from discontinued operations, net of tax (Note 2)	980	(1,910)	911	(1,284)

Net income	$16,574	$15,072	$16,987	$19,546

Basic net income (loss) per share:
Income from continuing operations	$0.72	$0.79	$0.74	$0.98
Income (loss) from discontinued operations	0.04	(0.09)	0.04	(0.06)

Net income	$0.76	$0.70	$0.78	$0.92

Weighted average common shares outstanding	21,840	21,454	21,748	21,331

Diluted net income (loss) per share:
Income from continuing operations	$0.71	$0.78	$0.73	$0.96
Income (loss) from discontinued operations	0.04	(0.09)	0.04	(0.06)

Net income	$0.75	$0.69	$0.77	$0.90

Weighted average common shares outstanding	22,088	21,774	22,031	21,684

Cash dividends declared per share	$0.4200	$0.4000	$1.2400	$1.1825

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock
					Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Deficit)		Total
	(in thousands)
Balance at January 1, 2007	21,809	$218	$216,802	$(51,990)	$2,618	$167,648
Compensation expense related to stock-based awards	—	—	3,046	—	—	3,046
Cash dividends declared	—	—	—	(27,330)	—	(27,330)
Cumulative effect of change in accounting principle (Note 10)	—	—	—	(1,835)	—	(1,835)
Vesting of restricted stock units	56	1	(1)	—	—	—
Comprehensive income:
Net income	—	—	—	16,987	—	16,987
Change in fair value of derivative asset	—	—	—	—	(2,369)	(2,369)

Total comprehensive income						14,618

Balance at September 30, 2007	21,865	$219	$219,847	$(64,168)	$249	$156,147

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,987	$19,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,249	18,882
Amortization of debt issue costs and debt discounts	11,032	10,066
Loss on dispositions of assets	311	131
Gain on sale of discontinued operations	(1,400)	—
Impairment of assets	—	3,718
Stock-based compensation expense	3,046	3,726
Deferred taxes	11,809	11,264
Change in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, inventory and prepaid expenses	(18,505)	(18,650)
Accounts payable, accrued expenses and other	2,805	5,465

Net cash provided by operating activities	46,334	54,148

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(22,745)	(15,262)
Proceeds from dispositions of property and equipment	902	703
Cost of acquisitions	(21,804)	(12,788)
Proceeds from the sale of non-ice businesses	19,823	—
Increase in restricted cash and cash equivalents	(19,192)	—
Collection of note receivable	33	—

Net cash used in investing activities	(42,983)	(27,347)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(26,922)	(25,227)
Repurchase and retirement of common stock	—	(1,035)
Borrowings (repayments) under the credit facility, net	—	—
Repayment of long-term obligations	(67)	(191)

Net cash used in financing activities	(26,989)	(26,453)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,638)	348
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	39,434	33,997

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,796	$34,345

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$12,606	$11,510

Cash receipts of interest income	$633	$—

Cash paid for income taxes	$152	$—

Borrowings under the credit facility	$67,000	$45,905

Repayments on the credit facility	$(67,000)	$(45,905)

Cash dividends declared, not paid	$9,236	$8,828

Increase (decrease) in fair value of derivative	$(2,369)	$622

Additions to property and equipment included in accounts payable	$235	$282

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006

1.    General

        The condensed consolidated financial statements of Reddy Ice Holdings, Inc. included herein are unaudited; however, the balance sheet as of December 31, 2006 has been derived from the audited financial statements for that date. These financial statements have been prepared by the Company pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Under the SEC's regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. All significant intercompany balances and transactions have been eliminated upon consolidation, and all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal and recurring nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2006. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results to be achieved for the full year.

        Reddy Ice Holdings, Inc. ("Reddy Holdings"), and its wholly-owned subsidiary, Reddy Ice Corporation ("Reddy Corp."), referred to collectively as the "Company", manufacture and distribute packaged ice products. The Company is the largest manufacturer of packaged ice products in the United States and serves approximately 82,000 customer locations in 31 states and the District of Columbia.

        On July 2, 2007, Reddy Holdings announced that it had entered into an Agreement and Plan of Merger, dated as of July 2, 2007 (the "Merger Agreement"), by and among Reddy Holdings, Frozen, LLC, a Delaware limited liability company, Hockey Parent Inc., a Delaware corporation (together with Frozen, LLC, the "Parents") and Hockey MergerSub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Parents ("Merger Sub"). The Parents are entities formed by GSO Capital Partners LP ("GSO"). The Merger Agreement provides for the merger (the "Merger") of Merger Sub with and into Reddy Holdings, with Reddy Holdings being the surviving corporation in the Merger. Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Reddy Holdings' common stock, par value $0.01 per share, other than any shares owned by Reddy Holdings, the Parents or Merger Sub, or by any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be canceled and will be automatically converted into the right to receive $31.25 in cash, without interest.

        On August 30, 2007, the Merger Agreement was amended to (i) reduce the reimbursement amount payable to the Parents in the event Reddy Holdings' stockholders rejected the Merger Agreement, (ii) give the Parents the right to extend the pre-closing Marketing Period (as defined in the Merger Agreement) to January 31, 2008 and to extend such period to February 28, 2008 with Reddy Holdings' consent, and (iii) amend the restrictions on Reddy Holdings' ability to pay dividends in the fourth quarter of 2007. Pursuant to the amendment, if the Merger closes between November 1, 2007 and December 31, 2007, Reddy Holdings will be permitted to pay a special partial dividend for the fourth quarter, in an amount not to exceed the lesser of (i) the pro rata portion of Reddy Holdings' customary $0.42 per quarter dividend for the portion of the quarter occurring prior to the closing date and (ii) $0.21 per share, or one-half of the Company's current quarterly dividend rate. If the Merger does not close on or prior to December 31, 2007, Reddy Holdings would be permitted to pay its full quarterly dividend for the fourth quarter. The amendment does not permit the payment of a partial dividend for the first quarter of 2008, in the event that the Merger closes in 2008.

        On October 5, 2007, the Parents notified Reddy Holdings of their election, pursuant to the amended Merger Agreement, to extend the duration of the Marketing Period to January 31, 2008. On October 12, 2007, the stockholders of Reddy Holdings approved and adopted the Merger Agreement.

        During the three months ended September 30, 2007, the Company sold its bottled water business and substantially all of its cold storage business (see Note 2). As a result, the results of operations for those businesses, including the gain on sale, has been presented as "Discontinued Operations" in the consolidated statement of operations for all periods.

2.    Discontinued Operations

        The Company sold its bottled water business and substantially all of its cold storage business on August 31, 2007 and September 7, 2007, respectively, for total gross cash proceeds of $20.3 million. These businesses comprised substantially all of the Company's non-ice business segment. The results of these businesses are presented as "Discontinued Operations" in the consolidated statements of operations. Further information related to these discontinued operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Income (loss) from operations of discontinued businesses	$252	$(3,085)	$142	$(2,075)
Gain on sale of discontinued operations	1,400	—	1,400	—

Income (loss) from discontinued operations before tax	1,652	(3,085)	1,542	(2,075)
Income tax benefit (expense)	(672)	1,175	(631)	791

Net income (loss) from discontinued operations	$980	$(1,910)	$911	$(1,284)

Revenues of discontinued operations	$2,242	$2,752	$6,206	$8,796

        The Company's senior credit facilities require that the net proceeds from the sale of the discontinued operations be used either to repay the outstanding term loan or to make acquisitions and/or capital expenditures within twelve months of the receipt of such proceeds (see Note 6). Accordingly, the remaining, unutilized net proceeds from the sales are reported as "Restricted Cash and Cash Equivalents" in the consolidated balance sheet.

3.    Acquisitions

        During the nine months ended September 30, 2007, the Company purchased 17 ice companies, with four of these purchases occurring during the three months ended September 30, 2007. Including direct acquisition costs, the total acquisition consideration was $21.8 million. The total purchase price was allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair values as of the respective closing dates using valuations and other studies. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition (dollars in millions):

Total assets acquired	$7.2
Total liabilities assumed	0.5

Net assets acquired	$6.7

        The excess of the aggregate purchase price over the net assets acquired of $15.1 million was allocated to goodwill ($8.6 million) and other intangible assets ($6.5 million). Other intangible assets are comprised of customer lists and patents, which are being amortized on a straight line basis over useful lives of 8 to 30 years.

        During 2006, the Company purchased ten ice companies for total acquisition consideration of $12.9 million. The results of operations of the 2006 and 2007 acquisitions are included in the Company's consolidated results of operations from the date of each acquisition, ranging from January 6, 2006 to December 22, 2006 and from January 2, 2007 to September 27, 2007.

        The following unaudited pro forma information presents the Company's consolidated results of operations (i) for the three months and nine months ended September 30, 2007 as if the 2007 acquisitions had all occurred on January 1, 2007 and (ii) for the three months and nine months ended September 30, 2006 as if the 2007 and 2006 acquisitions had all occurred on January 1, 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Pro forma revenues	$126,051	$129,718	$277,818	$290,906
Pro forma net income	16,660	16,238	17,206	21,088
Pro forma basic net income per share	$0.76	$0.76	$0.79	$0.99
Pro forma diluted net income per share	$0.75	$0.75	$0.78	$0.97

4.    Inventories

        Inventories consist of raw materials, supplies and finished goods. Raw materials and supplies consist of ice packaging materials, spare parts, and merchandiser parts. Finished goods consist of packaged ice. Inventories are valued at the lower of cost or market and include overhead allocations. Cost is determined using the first-in, first-out and average cost methods.

	September 30, 2007	December 31, 2006
	(in thousands)
Raw materials and supplies	$8,968	$8,664
Finished goods	2,058	2,791

Total	$11,026	$11,455

5.    Accrued Expenses

	September 30, 2007	December 31, 2006
	(in thousands)
Accrued compensation and employee benefits, including payroll taxes and workers' compensation insurance	$4,400	$9,951
Accrued interest	3,843	3,850
Accrued utilities	2,346	1,433
Accrued property, sales and other taxes	2,470	440
Unrecognized tax benefits	2,448	—
Other accrued insurance	1,560	1,872
Other	1,220	1,113

Total	$18,287	$18,659

6.    Revolving Credit Facility and Long-Term Obligations

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

  •
  equal in right of payment with Reddy Holdings' existing and future unsecured senior indebtedness;

  •
  effectively subordinated to Reddy Holdings' existing and future secured debt, including debt under the Company's credit facilities that is guaranteed by Reddy Holdings; and

  •
  structurally subordinated to all obligations and preferred equity of Reddy Holdings' subsidiaries.

        The Discount Notes include customary covenants that restrict, among other things, Reddy Holdings' ability to incur additional debt or issue certain preferred stock, pay dividends or redeem, repurchase or retire its capital stock or subordinated indebtedness, make certain investments, create liens, enter into arrangements that restrict dividends from its subsidiaries, merge or sell all or substantially all of its assets or enter into various transactions with affiliates. From and after November 1, 2008, Reddy Holdings may redeem any or all of the Discount Notes by paying a redemption premium, which is initially 5.25% of the principal amount at maturity of the notes and declines annually to 0% for the period commencing on November 1, 2010 and thereafter. If Reddy

Holdings experiences a change of control, Reddy Holdings will be required to make an offer to repurchase the Discount Notes at a price equal to 101% of their accreted value, plus accrued and unpaid interest, if any, to the date of purchase. Reddy Holdings may also be required to make an offer to purchase the senior discount notes with proceeds of asset sales, including the proceeds of the sale of the Company's non-ice businesses, that are not reinvested in the Company's business or used to repay other indebtedness.

        Senior Credit Facilities.    On August 12, 2005, the Company amended and restated its credit facilities with a syndicate of banks, financial institutions and other entities as lenders, including Credit Suisse, Cayman Islands Branch, as Administrative Agent, CIBC World Markets Corp., Bear Stearns Corporate Lending Inc. and Lehman Commercial Paper, Inc. (the "Credit Facilities"). The Credit Facilities provide for a $60 million revolving credit facility (the "Revolving Credit Facility"), and a $240 million term loan (the "Term Loan"). The Revolving Credit Facility and Term Loan mature on August 12, 2010 and August 12, 2012, respectively.

        At September 30, 2007, the Company had $52.1 million of availability under the Revolving Credit Facility, which was net of an outstanding standby letters of credit of $7.9 million. The standby letters of credit are used primarily to secure certain insurance obligations.

        Principal balances outstanding under the Credit Facility bear interest per annum, at the Company's option, at the sum of the base rate plus 0.75% or LIBOR plus 1.75%. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%. At September 30, 2007, the weighted average interest rate of borrowings outstanding under the Credit Facility was 7.1%. Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. The Company also pays a quarterly fee on the average availability under the revolving credit facility at an annual rate of 0.5%. The terms of the Company's Credit Facilities prohibit Reddy Corp. from paying dividends and otherwise transferring assets to Reddy Holdings, except for certain limited dividends, the proceeds of which must be used to maintain Reddy Holdings' corporate existence.

        The Revolving Credit Facility and Term Loan do not require any scheduled principal payments prior to their stated maturity dates. Subject to certain conditions, mandatory repayments of the Revolving Credit Facility and Term Loan (and if the Term Loan is no longer outstanding, mandatory commitment reductions of the Revolving Credit Facility) are required to be made with portions of the proceeds from (1) asset sales, (2) the issuance of debt securities and (3) insurance and condemnation awards, subject to various exceptions (see Note 2). In the event of a change in control, as defined in the Credit Facilities, an event of default will occur under the Credit Facilities. Under the Credit Facilities, Reddy Corp. may only pay dividends to Reddy Holdings if Reddy Corp.'s leverage ratio for the most recently ended fiscal quarter is less than or equal to 3.75 to 1.0. In addition, the Credit Facilities preclude Reddy Corp. from declaring any dividends if an event of default under the Credit Facilities has occurred and is continuing. In particular, it will be an event of default if Reddy Corp.'s leverage ratio exceeds 4.0 to 1.0 or Reddy Corp.'s interest coverage ratio is less than 3.25 to 1.0.

        The Credit Facilities contain financial covenants, which include the maintenance of certain financial ratios, as defined in the Credit Facilities, and are collateralized by substantially all of the

Company's assets and the capital stock of its subsidiaries. Reddy Holdings guarantees the Credit Facilities and such guarantee is secured by the capital stock of Reddy Corp. At September 30, 2007, Reddy Corp. was in compliance with these covenants.

        On January 1, 2007, Reddy Corp. merged with its parent, Reddy Ice Group, Inc., with Reddy Corp. being the surviving entity. The Credit Facilities were amended on that date to allow the merger and to provide for the assumption of the Credit Facilities by Reddy Corp.

        Interest Rate Hedging Agreement.    Effective September 12, 2005, the Company entered into an interest rate hedging agreement (the "Hedge") to fix the interest rate on a portion of its Term Loan. The Hedge has a term of three years and ten months and an initial notional balance of $220 million. The notional balance decreases by $20 million on October 12 of each of the next three years, beginning on October 12, 2006. The Company pays a fixed rate of 4.431% on the notional balance outstanding and receives an amount equal to 3-month LIBOR. Any net payable or receivable amount is settled quarterly. If the Company had been required to settle the Hedge as of September 30, 2007, it would have received $0.4 million. In accordance with hedge accounting rules, the fair value of the Hedge is included in the caption "Other Assets" in the consolidated balance sheet. Changes in the fair value of the Hedge are recorded as "Other Comprehensive Income" in the consolidated statement of stockholders' equity. The Company is exposed to risk of loss in the event of non-performance by the counterparty to the Hedge; however, it does not anticipate non-performance by the counterparty.

        At September 30, 2007 and December 31, 2006, long-term obligations consisted of the following:

	September 30, 2007	December 31, 2006
	(in thousands)
Credit facility—Term Loan	$240,000	$240,000
10 1/2% Senior Discount Notes	150,500	150,500
Less: Unamortized debt discount on 10 1/2% Senior Discount Notes	(15,768)	(25,706)
Other	34	101

Total long-term obligations	374,766	364,895
Less: Current maturities	34	51

Long-term obligations, net	$374,732	$364,844

7.    Capital Stock

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

        Since August 1, 2005, the board of directors of Reddy Holdings has declared the following dividends on the Company's common stock:

Declaration Date	Record Date	Dividend Payable Date	Dividend Per share	Total Dividend
August 11, 2005	September 30, 2005	October 17, 2005	$0.20788	$4.5 million
December 15, 2005	December 30, 2005	January 17, 2006	$0.38250	$8.3 million
March 15, 2006	March 31, 2006	April 17, 2006	$0.38250	$8.3 million
June 15, 2006	June 30, 2006	July 17, 2006	$0.40000	$8.7 million
September 15, 2006	September 29, 2006	October 16, 2006	$0.40000	$8.8 million
December 15, 2006	December 29, 2006	January 16, 2007	$0.40000	$8.8 million
March 15, 2007	March 30, 2007	April 16, 2007	$0.40000	$8.8 million
June 15, 2007	June 29, 2007	July 16, 2007	$0.42000	$9.3 million
September 15, 2007	September 28, 2007	October 15, 2007	$0.42000	$9.2 million

        Preferred Stock.    Reddy Holdings is authorized to issue up to 25,000,000 shares of $0.01 par value preferred stock, all of which is currently undesignated and unissued.

8.    Employee Benefit Plans

        2005 Equity Incentive Plan.    On August 8, 2005, the board of directors and stockholders of Reddy Holdings approved the Reddy Ice Holdings, Inc. Long-Term Incentive and Share Award Plan (the "2005 Equity Incentive Plan"). Under the 2005 Equity Incentive Plan, up to 750,000 shares of common stock may be issued to employees, directors and certain third parties in connection with various incentive awards, including stock options, restricted shares and restricted share units. On October 18, 2005, Reddy Holdings filed a Registration Statement on Form S-8 with the SEC to cover the reoffer and resale of up to 750,000 shares of Reddy Holdings' common stock that Reddy Holdings may issue in the future to participants in the 2005 Equity Incentive Plan. On May 17, 2007, the Company's stockholders approved amendments to the 2005 Equity Incentive Plan that, among other things, increased the maximum number of shares of common stock available for issuance to 1,250,000.

        During 2007, restricted share units ("RSUs") have been granted to certain employees and the independent directors of Reddy Holdings in the following amounts: 4,625 RSUs on February 19, 2007, and 10,000 RSUs on April 10, 2007. Each RSU provides for the grant of one share of unrestricted common stock on the date that the vesting terms of each RSU are satisfied.

        Generally, with respect to the RSUs granted prior to 2007, fifty percent of each award of RSUs (the "Time-vested RSUs") will vest in four equal annual installments beginning on August 12, 2006 and continuing on August 12 of each of the following three years, provided the recipient remains employed with the Company through such vesting dates. The remaining fifty percent of each award of RSUs (the "Performance-vested RSUs") will vest in four equal annual installments beginning on August 12, 2006 and continuing on August 12 of each of the following three years, provided the recipient remains employed with the Company through such vesting dates and the applicable performance condition for the applicable vesting period is met. The performance condition for each vesting period will be based on the Company's earned distributable cash per share (as defined in the related restricted share unit agreement) for such vesting period. Each vesting period will begin on July 1 and end on June 30 of the subsequent year. All RSUs will immediately vest in full, and shares will be distributed, at the time of a Change in Control (as defined in the 2005 Equity Incentive Plan). If in any performance period the performance condition for a subsequent performance period is achieved, Performance-vested RSUs will be entitled to dividend equivalent rights in the subsequent performance period equal to the dividends which would be payable on the shares of common stock represented by the RSUs subject to vesting in that period. Payments of such dividend equivalents will be made in cash to the holders of RSUs at the time of actual dividend payments and will not be subject to vesting. Time-vested RSUs will not be entitled to dividend equivalent rights.

        Based on the Company's financial results for the vesting period ended June 30, 2006, the performance condition for the Performance-vested RSUs eligible for vesting on August 12, 2006 was met. A total of 172,375 Time-vested RSUs and Performance-vested RSUs vested on August 12, 2006. Furthermore, the performance targets for the remaining three vesting periods were met as of June 30, 2006. Therefore, the holders of unvested Performance-based RSUs were entitled to dividend equivalent payments for the period from July 1, 2006 to June 30, 2007. Dividend equivalent payments of $0.1 million were accrued during the three months ended June 30, 2007 and paid in July 2007.

        Based on the Company's financial results for the vesting period ended June 30, 2007, the performance condition for the Performance-vested RSUs eligible for vesting on August 12, 2007 was met. A total of 54,975 Time-vested RSUs and Performance-vested RSUs vested on August 12, 2007. The performance targets for the remaining two vesting periods were not met as of June 30, 2007. Therefore, the holders of unvested Performance-based RSUs are not entitled to any dividend equivalent payments related to dividends declared after June 30, 2007.

        Pursuant to the Merger Agreement, all outstanding RSUs will be converted into the right to receive the merger consideration of $31.25 per RSU upon consummation of the Merger. On July 23, 2007, the Compensation Committee of the Company's Board of Directors approved an amendment to the vesting provisions of certain RSUs held by those employees and directors of the Company who are considered "Designated Insiders" for purposes of the Company's insider trading policy. The amendment provided that, subject to the consent of the applicable employee or director, such individual's RSUs which had been scheduled to vest on August 12, 2007 would not vest until the earliest of (i) the closing of the Merger, (ii) the second business day following public announcement of the termination of the Merger Agreement and (iii) December 31, 2007. In addition, the Compensation Committee approved the grant of dividend equivalents with respect to any RSUs for which the applicable individual elected to defer vesting. All of the Designated Insiders, except for two independent directors, provided consents to the amendment. As of September 30, 2007, a total of 124,625 Time-vested and Performance-vested RSUs were subject to deferred vesting. Dividend equivalent right payments totaling $0.05 million were accrued as of September 30, 2007.

        On September 7, 2007, the vesting of 1,000 RSUs held by employees of the Company's cold storage business was accelerated in connection with the sale of that business (see Note 2).

        Compensation expense associated with the 2005 Equity Incentive Plan was $0.8 million and $2.5 million during the three and nine months ended September 30, 2007, respectively. Compensation expense for the three and nine months ended September 30, 2006 was $0.9 and $2.9 million, respectively. Such compensation expense was recorded in "Operating Expenses" in the consolidated statements of operations. Approximately twenty-five percent of the Time-vested RSUs are being expensed during each twelve-month period ending August 12 in 2006 to 2009. Performance-vested RSUs are being expensed on the same basis as the first two annual installments met the performance condition and it is management's belief that the performance condition for each subsequent period will also be met.

        As of September 30, 2007, 488,225 shares were reserved for issuance and 524,125 shares were available for grant under the 2005 Equity Incentive Plan.

        2003 Stock Option Plan.    During 2003, the board of directors approved the Reddy Ice Holdings, Inc. 2003 Stock Option Plan (the "2003 Stock Option Plan") that reserved for issuance 1,555,150 shares of common stock, subject to adjustment under certain circumstances. This plan provided for the granting of incentive awards in the form of stock options to directors, officers and employees of the Company or any of its subsidiaries and affiliates at the discretion of the Compensation Committee of the Board of Directors. On August 12, 2005, all outstanding options under the 2003 Stock Option Plan were exercised in exchange for restricted shares. The final vesting of such restricted shares occurred on July 1, 2007. On July 23, 2007, the Board of Directors terminated the 2003 Stock Option Plan. Compensation expense associated with the 2003 Stock Option Plan was $0.0 and $0.3 million during the three months ended September 30, 2007 and 2006, respectively, and $0.5 million and $0.8 million during the nine months ended September 30, 2007 and 2006, respectively. Such compensation expense was recorded in "Operating Expenses" in the consolidated statements of operations.

9.    Earnings Per Share

        The computation of net income (loss) per share is based on net income (loss) divided by the weighted average number of shares outstanding. All shares outstanding for the three and nine months ended September 30, 2007 and 2006 were included in the computation of diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Earnings for basic and diluted computation:
Income from continuing operations	$15,594	$16,982	$16,076	$20,830
Income (loss) from discontinued operations	980	(1,910)	911	(1,284)

Net income	$16,574	$15,072	$16,987	$19,546

Basic earnings per share:
Weighted average common shares outstanding	21,840	21,454	21,748	21,331

Income from continuing operations	$0.72	$0.79	$0.74	$0.98
Income (loss) from discontinued operations	0.04	(0.09)	0.04	(0.06)

Net income	$0.76	$0.70	$0.78	$0.92

Diluted earnings per share:
Weighted average common shares outstanding	21,840	21,454	21,748	21,331

Shares issuable from assumed conversion of restricted stock and restricted stock units	248	320	283	353

Weighted average common shares outstanding, as adjusted	22,088	21,774	22,031	21,684

Income from continuing operations	$0.71	$0.78	$0.73	$0.96
Income (loss) from discontinued operations	0.04	(0.09)	0.04	(0.06)

Net income	$0.75	$0.69	$0.77	$0.90

10.    Income Taxes

        The Company's effective tax rate differs from the federal statutory income tax rate of 35% due to state income taxes and the effect of permanent differences, primarily the non-deductible portion of the interest expense recognized on the 10 1/2% Senior Discount Notes. The effective rate for the nine months ended September 30, 2007 includes the effect of the internal merger and consolidation of certain wholly-owned subsidiaries effective January 1, 2007, which resulted in the write-down of certain net state deferred tax assets, and the tax benefit associated with the Company's sale of its discontinued operations (see Note 2).

        In connection with the vesting of restricted stock and restricted stock units on January 16, 2007, July 1, 2007 and August 12, 2007, the Company realized an excess tax benefit of $6.5 million during the nine months ended September 30, 2007. Because the Company is not currently making cash payments for income taxes due to its net operating loss ("NOL") carryforwards, such excess benefit has not been recognized in the Company's financial statements and is being reported as a "suspended NOL carryforward" in the footnotes to the consolidated financial statements in accordance with SFAS No. 123(R), "Share-Based Payment". In connection with the vesting of restricted stock and restricted stock units on February 28, 2006 and August 12, 2006, the Company realized an excess tax benefit of $4.2 million during the nine months ended September 30, 2006.

        In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a return and also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.

        FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company was required to record the impact of adopting FIN 48 as an adjustment to the January 1, 2007 beginning balance of retained earnings (deficit). Adoption of this standard had no impact on the consolidated statement of operations. Upon adoption of FIN 48, the Company's unrecognized tax benefits totaled $3.7 million. As a result of adoption, the Company's liability for unrecognized tax benefits increased $2.9 million. This also resulted in a $1.8 million increase to the January 1, 2007 balance of retained deficit, a $1.1 million increase in deferred tax benefits related to the federal benefit of unrecognized tax positions and a $0.8 million reclassification of amounts previously reserved at December 31, 2006. If recognized in future periods, the net unrecognized tax benefit would reduce the Company's effective tax rate.

        To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense in the financial statements. As of January 1, 2007, the Company had accrued $1.2 million of interest and penalties relating to unrecognized tax benefits.

        As a result of net operating loss carryforwards, the Company's federal statute of limitations remains open for all years since 1990 with no years currently under examination by the Internal Revenue Service, and U.S. state jurisdictions are generally open to examination for the tax year 1997 and beyond. A $2.4 million reduction in the amount of unrecognized tax benefits is possible in the next 12 months as a result of potential settlements with U.S. state taxing authorities.

11.    Commitments and Contingencies

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

        On July 3, 2007, a stockholder derivative complaint was filed on behalf of the Company in the District Court of Texas, Collin County, naming as defendants, among others, the members of the Company's Board of Directors and GSO Capital Partners LP. The Company was also named as a nominal defendant. On August 9, 2007, the complaint was amended by the plaintiff, purporting to state a class action claim on behalf of the Company's stockholders. The amended complaint alleged, among other things, that the Company's directors breached their fiduciary duties in connection with the proposed Merger by approving a transaction that would purportedly provide certain of the Company's stockholders and directors with preferential treatment at the expense of the Company's other stockholders and would not maximize stockholder value. A second amended complaint was filed on September 10, 2007 containing similar allegations and also setting forth various alleged omissions from the disclosures provided by the Company in the preliminary proxy statement. On September 27, 2007, the plaintiff filed a motion seeking a temporary restraining order to enjoin the special meeting of the Company's stockholders to adopt the Merger Agreement. In the motion, plaintiff repeated and expanded upon its allegations of breaches of fiduciary duty, including an assertion that the $31.25 per share consideration under the Merger Agreement was inadequate. Plaintiff also asserted that the disclosures provided to stockholders in the definitive proxy statement were incomplete. In their own submissions, Reddy Ice and the other defendants vigorously disputed plaintiff's assertions. A hearing with respect to the motion was scheduled to be held on October 3, 2007.

        On October 3, 2007, the parties, including the Company, reached an agreement in principle to settle the action in return for the Company providing certain amended and supplemental disclosures. The defendants deny all allegations of wrongdoing and have entered into the settlement solely to avoid the burden and expense of further litigation and to eliminate any possibility of a delay to the special meeting as a result of the litigation. The settlement is subject to customary conditions, including court approval following notice to members of the proposed settlement class and consummation of the Merger. If finally approved by the court, the settlement will resolve all of the claims that were or could have been brought on behalf of the proposed settlement class in the action being settled or in any action in any other court, including all claims relating to the Merger, the Merger Agreement, the preliminary or definitive proxy statement or any other disclosures relating to the Merger and all claims relating to the stockholders' ownership of securities in the Company, other than properly perfected rights of appraisal to the extent available under Delaware law. In addition, in connection with the settlement, the defendants have agreed not to oppose a petition by plaintiff's counsel for an award of attorneys' fees and expenses to be paid by us, in an aggregate amount not to exceed $325,000. The Merger may be consummated prior to final court approval of the settlement. The settlement will not affect the timing of the Merger or the amount of merger consideration to be paid in the Merger.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other information included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2006, previously filed with the Securities and Exchange Commission ("SEC"). Reddy Ice Holdings, Inc. ("Reddy Holdings") acquired Packaged Ice, Inc. on August 15, 2003 and renamed it Reddy Ice Group, Inc. ("Reddy Group"). On January 1, 2007, Reddy Group merged with its wholly-owned subsidiary, Reddy Ice Corporation ("Reddy Corp."), with Reddy Corp. being the surviving entity.

        On July 2, 2007, Reddy Holdings announced that it had entered into an Agreement and Plan of Merger, dated as of July 2, 2007 (the "Merger Agreement"), by and among Reddy Holdings, Frozen, LLC, a Delaware limited liability company, Hockey Parent Inc., a Delaware corporation (together with Frozen, LLC, the "Parents") and Hockey MergerSub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Parents ("Merger Sub"). The Parents are entities formed by GSO Capital Partners LP ("GSO"). The Merger Agreement provides for the merger (the "Merger") of Merger Sub with and into Reddy Holdings, with Reddy Holdings being the surviving corporation in the Merger. Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Reddy Holdings common stock, par value $0.01 per share, other than any shares owned by us, the Parents or Merger Sub, or by any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be canceled and will be automatically converted into the right to receive $31.25 in cash, without interest.

        On August 30, 2007, the Merger Agreement was amended to (i) reduce the reimbursement amount payable to the Parents in the event Reddy Holdings' stockholders rejected the Merger Agreement, (ii) give the Parents the right to extend the pre-closing Marketing Period (as defined in the Merger Agreement) to January 31, 2008 and to extend such period to February 28, 2008 with Reddy Holdings' consent, and (iii) amend the restrictions on Reddy Holdings' ability to pay dividends in the fourth quarter of 2007. Pursuant to the amendment, if the Merger closes between November 1, 2007 and December 31, 2007, Reddy Holdings will be permitted to pay a special partial dividend for the fourth quarter, in an amount not to exceed the lesser of (i) the pro rata portion of Reddy Holdings' customary $0.42 per quarter dividend for the portion of the quarter occurring prior to the closing date and (ii) $0.21 per share, or one-half of Reddy Holdings' current quarterly dividend rate. If the Merger does not close on or prior to December 31, 2007, Reddy Holdings would be permitted to pay its full quarterly dividend for the fourth quarter. The amendment does not permit the payment of a partial dividend for the first quarter of 2008, in the event that the Merger closes in 2008.

        On October 5, 2007, the Parents notified the Company of their election, pursuant to the amended Merger Agreement, to extend the duration of the Marketing Period to January 31, 2008. On October 12, 2007, the stockholders of Reddy Holdings approved and adopted the Merger Agreement.

Uncertainty of Forward Looking Statements and Information

        Other than statements of historical facts, statements made in this Form 10-Q, statements made by us in periodic press releases, oral statements made by our management to analysts and stockholders and statements made in the course of presentations about our company constitute "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. We believe the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. Factors you should consider that could cause these differences are:

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

General

        Overview.    We are the largest manufacturer and distributor of packaged ice in the United States and currently serve approximately 82,000 customer locations in 31 states and the District of Columbia. Our business consists of:

  •
  the traditional manufacture and delivery of ice from a central point of production to the point of sale; and

  •
  the installation and operation of The Ice Factory®, our proprietary equipment located in our customers' high volume locations that produces, packages and stores ice through an automated, self-contained system.

        We sold our bottled water business and substantially all of our cold storage business on August 31, 2007 and September 7, 2007, respectively, for total gross cash proceeds of $20.3 million. These businesses comprised substantially all of our non-ice operations.

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

        Revenues.    Our revenues primarily represent sales of packaged ice and packaged ice bags for use in our Ice Factory equipment. There is no right of return with respect to these products or services. A portion of our revenues also represents fees earned under management agreements for Ice Factories located outside our primary territories that are recognized as earned under contract terms.

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

        Operating Expenses.    Our operating expenses are costs associated with selling, general and administrative functions. These costs include executive officers' compensation, office and administrative salaries, insurance, legal and other professional services and costs associated with leasing office space. Labor costs, including associated payroll taxes and benefit costs but excluding non-cash stock-based compensation expense, included in operating expenses represented approximately 6% and 7% of revenues in the nine months ended September 30, 2007 and 2006, respectively.

        Facilities.    At September 30, 2007, we owned or operated 65 ice manufacturing facilities, 60 distribution centers, approximately 79,000 merchandisers (cold storage units installed at customer locations) and approximately 3,000 Ice Factories. As of the same date, we had an aggregate daily ice manufacturing capacity of approximately 17,000 tons.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

	Three Months Ended September 30,		Change from Last Year
	2007	2006	Dollars	%
		(in thousands)
Revenues	$125,701	$123,311	$2,390	1.9
Cost of sales (excluding depreciation)	72,015	70,585	1,430	2.0
Depreciation expense related to cost of sales	5,029	4,571	458	10.0

Gross profit	48,657	48,155	502	1.0
Operating expenses	11,047	11,999	(952)	(7.9)
Transaction costs related to merger	1,982	—	1,982	—
Depreciation and amortization expense	1,559	1,439	120	8.3
Loss on dispositions of assets	71	15	56	373.3

Income from operations	33,998	34,702	(704)	(2.0)
Interest expense, net	7,936	7,304	632	8.7

Income from continuing operations before income taxes	26,062	27,398	(1,336)	(4.9)
Income tax expense	(10,468)	(10,416)	(52)	(0.5)

Income from continuing operations	$15,594	$16,982	$(1,388)	(8.2)

        Revenues:    Revenues increased $2.4 million from the three months ended September 30, 2006 to the three months ended September 30, 2007 due to higher average pricing and additional volumes related to acquisitions completed during 2006 and the first nine months of 2007, partially offset by volume reductions related to significantly less favorable weather patterns in 2007 in most our markets from July to early August.

        Cost of Sales (Excluding Depreciation):    Cost of sales (excluding depreciation) increased $1.4 million from the three months ended September 30, 2006 to the three months ended September 30, 2007 primarily due to increased labor costs, insurance and maintenance costs, partially offset by lower plastic bag expenses.

        Labor costs, including associated payroll taxes and benefit costs (including health insurance), accounted for approximately 21% and 20% of revenues in the three months ended September 30, 2007 and 2006, respectively. Cost of plastic bags represented 6% and 7% of revenues in the three months ended September 30, 2007 and 2006, respectively. Fuel expenses represented approximately 4% of revenues in the three months ended September 30, 2007 and 2006. Expenses for independent third party distribution services represented approximately 6% of revenues in the three months ended September 30, 2007 and 2006. Electricity expense represented approximately 5% of revenues in the three months ended September 30, 2007 and 2006.

        Depreciation Expense Related to Cost of Sales:    Depreciation expense related to cost of sales increased $0.5 million due to additional depreciation expense associated with production and distribution equipment placed in service during 2006 and the first nine months of 2007, partially offset by the effect of asset dispositions and assets becoming fully depreciated.

        Operating Expenses:    Operating expenses decreased $1.0 million from the three months ended September 30, 2006 to the three months ended September 30, 2007. This decrease is primarily due to a decrease of $1.4 million in accrued incentive compensation and a decrease in non-cash stock compensation expense of $0.4 million, partially offset by a $0.8 million increase in labor and benefits costs.

        Transaction costs related to Merger:    During the three months ended September 30, 2007, $2.0 million of costs were incurred in connection with the potential Merger.

        Depreciation and Amortization:    Depreciation and amortization increased $0.1 million from the three months ended September 30, 2006 to the three months ended September 30, 2007. This increase is primarily due to additional amortization expense associated with the intangible assets recorded in connection with the acquisitions completed during 2006 and the first nine months ended September 30, 2007.

        Interest Expense, net:    Net interest expense increased $0.6 million from the three months ended September 30, 2006 to the three months ended September 30, 2007, primarily due to scheduled increases in the non-cash interest expense associated with our 10 1/2% senior discount notes, higher average balances on our revolving credit facility and an increase in the unhedged balance of our term loan, which is subject to market interest rates in excess of the effective hedge rate.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

	Nine Months Ended September 30,		Change from Last Year
	2007	2006	Dollars	%
		(in thousands)
Revenues	$274,750	$275,652	$(902)	(0.3)
Cost of sales (excluding depreciation)	169,696	165,498	4,198	2.5
Depreciation expense related to cost of sales	14,798	13,741	1,057	7.7

Gross profit	90,256	96,413	(6,157)	(6.4)
Operating expenses	32,324	36,414	(4,090)	(11.2)
Transaction costs related to merger	1,982	—	1,982	—
Depreciation and amortization expense	4,532	4,213	319	7.6
Loss on dispositions of assets	329	129	200	155.0
Impairment of assets	—	370	(370)	(100.0)

Income from operations	51,089	55,287	(4,198)	(7.6)
Interest expense, net	23,183	21,636	1,547	7.2

Income from continuing operations before income taxes	27,906	33,651	(5,745)	(17.1)
Income tax expense	(11,830)	(12,821)	(991)	(7.7)

Income from continuing operations	$16,076	$20,830	$(4,754)	(22.8)

        Revenues:    Revenues decreased $0.9 million from the nine months ended September 30, 2006 to the nine months ended September 30, 2007. This decrease is primarily due to cooler and wetter weather in 2007 in most of our markets during the months of April through early August, partially offset by the continuing positive effects of package sizing initiatives, which consists primarily of converting a portion of our ice sales from seven pound to ten pound bags, higher average pricing, and the effects of acquisitions.

        Cost of Sales (Excluding Depreciation):    Cost of sales (excluding depreciation) increased $4.2 million from the nine months ended September 30, 2006 to the nine months ended September 30,

2007. This increase in cost of sales is primarily due to increased labor and benefits costs and higher prices for fuel and electricity. Partially offsetting these increases were lower plastic bag expenses and reductions in third party distribution costs related to sales volume decreases.

        Labor costs, including associated payroll taxes and benefit costs (including health insurance), accounted for approximately 23% and 22% of revenues in the nine months ended September 30, 2007 and 2006, respectively. Cost of plastic bags represented approximately 7% of revenues in the nine months ended September 30, 2007 and 2006. Fuel expenses represented approximately 4% of revenues in the nine months ended September 30, 2007 and 2006. Expenses for independent third party distribution services represented approximately 6% of revenues in the nine months ended September 30, 2007 and 2006. Electricity expense represented approximately 5% of revenues in the nine months ended September 30, 2007 and 2006.

        Depreciation Expense Related to Cost of Sales:    Depreciation expense related to cost of sales increased $1.1 million due to additional depreciation expense associated with production and distribution equipment placed in service during 2006 and 2007, partially offset by the effect of asset dispositions and assets becoming fully depreciated.

        Operating Expenses:    Operating expenses decreased $4.1 million from the nine months ended September 30, 2006 to the nine months ended September 30, 2007. This decrease is primarily due to a decrease of $4.1 million in incentive compensation expense, a decrease of $1.7 million in professional services and insurance and a $0.7 million decrease in non-cash stock compensation expense, partially offset by increased labor and benefits costs of $1.9 million. Included in professional services for the nine months ended September 30, 2006 is $0.6 million related to the secondary stock offering completed in May 2006 and $0.5 million related to an acquisition which was not completed.

        Transaction costs related to Merger:    During the nine months ended September 30, 2007, $2.0 million of costs were incurred in connection with the potential Merger.

        Depreciation and Amortization:    Depreciation and amortization increased $0.3 million from the nine months ended September 30, 2006 to the nine months ended September 30, 2007. This increase was primarily due to additional amortization expense associated with the intangible assets recorded in connection with the acquisitions completed in 2006 and the first nine months of 2007.

        Impairment of Assets:    We reviewed two pieces of real estate during the nine months ended September 30, 2006 in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" as a result of a pending sale of one property and physical damage to another. As a result of this review, we recorded an impairment charge of $0.4 million.

        Interest expense, net:    Net interest expense increased $1.5 million from the nine months ended September 30, 2006 to the nine months ended September 30, 2007, primarily due to scheduled increases in the non-cash interest expense associated with our 10 1/2% senior discount notes, higher average balances on our revolving credit facility and an increase in the unhedged balance of our term loan, which is subject to market interest rates in excess of the effective hedge rate.

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

        During the nine months ended September 30, 2007, capital expenditures totaled $22.7 million. A portion of these capital expenditures was for the restoration of a manufacturing plant that suffered fire damage in June 2007 and the purchase of certain plant machinery to test the effectiveness of increased automation. As we have consolidated acquisitions into the existing company infrastructure, we have identified non-core and excess assets which can be disposed of. From time to time, we also dispose of other assets which are no longer useful in our operations. As a result of dispositions of these non-core and excess assets, we realized proceeds of approximately $0.9 million in the nine months ended September 30, 2007. As a result, our net capital expenditures in the nine months ended September 30, 2007 were $21.8 million.

        We sold our bottled water business and substantially all of our cold storage business on August 31, 2007 and September 7, 2007, respectively, for total gross cash proceeds of $20.3 million. These businesses comprised substantially all of our non-ice business segment. Our credit facilities require that the net proceeds from the sale of the discontinued operations be used either to repay our outstanding term loan or to make acquisitions and/or capital expenditures within twelve months of the receipt of such proceeds. Accordingly, the remaining, unutilized net proceeds from the sale are reported as "Restricted Cash and cash equivalents" in the consolidated balance sheet.

        In the nine months ended September 30, 2007, we completed the acquisitions of 17 ice companies for a total cash purchase price of approximately $21.8 million, including direct acquisition costs of $0.6 million. We will continue to evaluate acquisition opportunities as they become available. In conjunction with these evaluations, we will consider our liquidity, availability under our credit facilities, mandatory principal repayments under our debt agreements and availability of other capital resources.

Cash Flows for the Nine Months Ended September 30, 2007 and 2006

        Net cash provided by operating activities was $46.3 million and $54.1 million in the nine months ended September 30, 2007 and 2006, respectively. The decrease was primarily due to a decrease in net income of $2.5 million, from net income of $19.5 million in the nine months ended September 30, 2006 to net income of $17.0 million in the nine months ended September 30, 2007. In addition to this decrease in income, there was a $2.5 million increase in cash used by changes in working capital.

        Net cash used in investing activities was $43.0 million and $27.3 million in the nine months ended September 30, 2007 and 2006, respectively. The increase in net cash used in investing activities was primarily due to a $9.0 million increase in acquisitions and $7.5 million increase in capital expenditures.

During the nine months ended September 30, 2007, we completed 17 acquisitions for a total cost of $21.8 million. During the same period in 2006, we completed nine acquisitions for a total cost of $12.8 million. The sales of our non-ice businesses in the three months ended September 30, 2007 generated cash of $19.8 million, the use of which is restricted by our senior credit facilities to the repayment of outstanding term loans, capital expenditures or acquisitions. Offsetting the increase in restricted cash were draws to fund capital expenditures and pay expenses associated with the sales of the non-ice businesses.

        Net cash used in financing activities was $27.0 million and $26.5 million in the nine months ended September 30, 2007 and 2006, respectively. This increase in net cash used in financing activities was primarily due to a $1.7 million increase in cash dividends offset by a $1.0 million decrease in cash used for stock repurchases. Dividends paid to our common stockholders for the nine months ended September 30, 2007 were $26.9 million versus $25.2 million for the same period in 2006.

Long-term Debt and Other Obligations

        Overview.    At September 30, 2007, we had approximately $374.8 million of total debt outstanding as follows (in thousands):

Credit Facility—Term Loans due 2012	$240,000
Revolving Line of Credit due 2010	—
10 1/2% Senior Discount Notes due 2012, net of unamortized discount of $15,768	134,732
Other	34

Total debt	$374,766

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

  •
  effectively subordinated to Reddy Holdings' existing and future secured debt, including Reddy Holdings' guarantee of Reddy Corp.'s senior credit facility; and

  •
  structurally subordinated to all obligations and preferred equity of Reddy Holdings' subsidiaries.

        The senior discount notes include customary covenants that restrict, among other things, the ability to incur additional debt or issue certain preferred stock, pay dividends or redeem, repurchase or retire our capital stock or subordinated indebtedness, make certain investments, incur liens, enter into arrangements that restrict dividends from our subsidiaries, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. From and after November 1, 2008, we may redeem any or all of the senior discount notes by paying a redemption premium which is initially 5.25% of the principal amount at maturity of the notes, and will decline annually to zero commencing on November 1, 2010. If we experience a change of control, we will be required to make an offer to repurchase the senior discount notes at a price equal to 101% of their accreted value, plus accrued and unpaid interest, if any, to the date of purchase. We may also be required to make an offer to purchase the senior discount notes with proceeds of asset sales that are not reinvested in our business or used to repay other indebtedness, including the proceeds of the sale of the Company's non-ice businesses. The proposed acquisition of the Company by the Parents would be a change of control under the senior discount notes.

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

        The consolidated coverage ratio under the indenture governing our senior discount notes means the ratio of our EBITDA for the most recent four fiscal quarters to our consolidated interest expense for such four quarter period. "EBITDA" under the indenture governing our senior discount notes is defined as the sum of our consolidated net income plus our income tax expense, our interest expense, our depreciation and amortization expense, unrealized non-cash gains or losses or non-cash charges in respect of hedging obligations required to be taken under generally accepted accounting principles, unrealized foreign currency translation gains or losses and all other non-cash charges, except to the extent representing an accrual or reserve for a future cash expenditure). "Consolidated net income" under the indenture governing our senior discount notes is defined as net income of Reddy Holdings and its restricted subsidiaries: plus or minus cash dividends received on investments or equity in net losses of persons other than restricted subsidiaries, respectively; provided that the following are not included in consolidated net income: (i) net income or loss of subsidiaries acquired in pooling of interests transactions for any period prior to the date of their acquisition, (ii) any net income of a subsidiary restricted in the payment of a dividend (other than certain permitted restrictions, including those under our credit facilities), (iii) gains or losses from non-ordinary course asset sales, (iv) extraordinary gains or losses, (v) the cumulative effect of changes in accounting principles, (vi) non-recurring fees and expenses and write offs of deferred financing costs related to the financing transactions in connection with the 2003 merger with Packaged Ice, Inc. and, (vii) any fees, charges, costs or expenses relating to our initial public offering and the related transactions and paid in cash, to the extent deducted in the determination of consolidated net income. "Consolidated interest expense" under the indenture governing our senior discount notes is defined as total interest expense plus, to the extent not included in total interest expense, (i) interest expense attributable to capital leases, (ii) amortization of debt discount and issuance costs, (iii) capitalized interest, (iv) non-cash interest expense, (v) fees on letters of credit, (vi) net payments pursuant to hedging obligations, (vii) dividends accrued on certain disqualified stock (viii) interest incurred in connection with investments in discontinued operations, (ix) interest on guaranteed indebtedness and (x) cash contributions to employee stock ownership plans to the extent they are used to pay interest or fees on indebtedness incurred by such plans. We are generally required to calculate our consolidated coverage ratio on a pro forma basis to give effect to incurrences and repayments of indebtedness as well as acquisitions and dispositions.

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

        In addition, regardless of whether we could make any restricted payments under the buildup amount provision referred to above, we may (1) make dividend payments at any time in an aggregate amount of up to $15.0 million if no default has occurred and is continuing under the indenture and (2) following our initial public offering, pay dividends on our capital stock of up to 6.0% per year of the cash proceeds (net of underwriters' fees, discounts, commissions or other expenses paid by us) received by us from all such public equity offerings subject to specified conditions. Accordingly, we are able to pay approximately $7.0 million annually in dividends under this 6.0% provision. However, the amount of dividend payments permitted under this 6.0% provision will correspondingly reduce the amount we would otherwise have available to us under the buildup amount for restricted payments, including dividends.

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

        At September 30, 2007, we had $52.1 million of availability under the revolving credit facility, which was net of outstanding standby letters of credit of $7.9 million. The standby letters of credit are used primarily to secure certain insurance obligations.

        Principal balances outstanding under our credit facilities bear interest per annum, at our option, at the sum of the base rate plus 0.75% or LIBOR plus 1.75%. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%. At September 30, 2007, the weighted average interest rate of borrowings outstanding under the credit facilities was 7.1%. Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the LIBOR loan exceeds 90 days. Reddy Corp. pays a quarterly fee on the average availability under our existing revolving credit facility based on an annual rate of 0.5% except as described below. The terms of the credit facilities prohibit Reddy Corp. from paying dividends and otherwise transferring assets to Reddy Holdings, except for certain limited dividends, the proceeds of which must be used to maintain Reddy Holdings' corporate existence.

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

        Our credit facilities do not require any scheduled principal payments prior to the stated maturity dates. Subject to certain conditions, mandatory repayments of the revolving credit facility and term loan (and if the term loan is no longer outstanding, mandatory commitment reductions of the revolving credit facility) are required to be made with portions of the proceeds from (1) asset sales, (2) the issuance of debt securities and (3) insurance and condemnation awards, subject to various exceptions. In the event of a change in control, as defined in the credit facilities, an event of default will occur under the credit facilities. Under our credit facilities, Reddy Corp. may only pay dividends to Reddy Holdings if Reddy Corp.'s total leverage ratio for the most recently ended fiscal quarter is less than or equal to 3.75 to 1.0. In addition, our credit facilities preclude Reddy Corp. from declaring any dividends if an event of default under the credit facilities has occurred and is continuing. In particular, it will be an event of default if Reddy Corp.'s leverage ratio exceeds 4.0 to 1.0 or Reddy Corp.'s interest coverage ratio is less than 3.25 to 1.0.

        Our credit facilities contain financial covenants, which include the maintenance of certain financial ratios, as defined in the senior credit facility, and is collateralized by substantially all of Reddy Corp.'s assets and the capital stock of all of its subsidiaries. Reddy Holdings guarantees Reddy Corp.'s senior credit facilities and such guarantee is secured by the capital stock of Reddy Corp. At September 30, 2007, Reddy Corp. was in compliance with these covenants.

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

        "Cumulative Distributable Cash" is defined under our senior credit facilities as:

          (a)   $10,000,000, plus

          (b)   "Available Cash" for the period (taken as one accounting period) from July 1, 2005 to the end of our most recently-ended fiscal quarter for which a covenant compliance certificate under our senior credit facility has been delivered to the lenders, plus

          (c)   the amount of any net cash proceeds received by Reddy Holdings from issuances of shares of Reddy Holdings capital stock after the closing of our initial public offering to the extent we have contributed such proceeds to Reddy Corp., less

          (d)   (i) the amount of payments made by Reddy Corp. to Reddy Holdings to fund dividend payments on, or repurchases of, Reddy Holdings capital stock or to pay cash interest expense on, or redeem or repurchase, Reddy Holdings notes, (ii) amounts used to make restricted investments, less

          (e)   to the extent occurring after the end of the most recently ended reference period and until taken into account in determining Available Cash for the fiscal quarter in which such event has occurred, (i) cash payments for acquisitions (except to the extent funded with indebtedness or proceeds of asset sales or casualty events) and (ii) mandatory repayment of loans under our new credit facilities (other than under the revolving credit facility) during a dividend suspension period.

        "Available Cash" for any fiscal quarter is defined under our senior credit facilities as:

          (a)   Adjusted EBITDA for such fiscal quarter, plus,

          (b)   to the extent not included in net income used to calculate for any fiscal quarter such Adjusted EBITDA, the cash amount realized in respect of extraordinary, non-recurring or unusual gains, and less

          (c)   (i) to the extent included in net income used to calculate for any fiscal quarter such Adjusted EBITDA, the amount of Reddy Corp.'s cash interest expense, Reddy Corp.'s cash tax expense, the cash cost of any extraordinary, nonrecurring or unusual losses, cash payments on account of non-cash losses or non-cash charges, (ii) capital expenditures (except to the extent funded with indebtedness (other than the revolving credit facility) or proceeds of asset sales or casualty events), (iii) cash payments for acquisitions (except to the extent funded with indebtedness or proceeds of asset sales or casualty events) and (iv) payments and prepayments of the principal amount of indebtedness (other than payments and prepayments of the revolving credit facility) other than to the extent funded with indebtedness (other than indebtedness under our revolving credit facility).

        "Adjusted EBITDA" is defined under our senior credit facilities to be the sum of:

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

        Under Reddy Corp.'s credit facilities, Reddy Corp. may only pay dividends to us to make dividend payments on our common stock if Reddy Corp.'s total leverage ratio for the most recently ended fiscal quarter for which a covenant compliance certificate has been delivered is less than or equal to 3.75 to 1.0. If at the end of any fiscal quarter, Reddy Corp.'s leverage ratio is greater than 3.75 to 1.0, and therefore Reddy Corp. is not permitted to pay dividends, Reddy Corp. will be required by Reddy Corp.' credit facilities to apply 50% of Reddy Corp.'s Available Cash generated during each such quarter to make a mandatory prepayment of the loans under Reddy Corp.'s credit facilities.

        In addition, we and Reddy Corp. will be precluded from paying any dividends if an event of default under Reddy Corp.'s credit facilities has occurred and is continuing. In particular, it will be an event of default if Reddy Corp.'s total leverage ratio exceeds 4.0 to 1.0 or Reddy Corp.'s interest coverage ratio is less than 3.25 to 1.0. At September 30, 2007, Reddy Holdings had $8.3 million of cash on hand that was not subject to any restrictions under our credit facilities. Reddy Holdings intends to use a portion of this cash to pay expenses related to the potential Merger.

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

Twelve Months Ended September 30, 2007
(in thousands)
Pro forma adjusted EBITDA	$84,757
Total leverage ratio	3.0 : 1.0
Interest coverage ratio	5.1 : 1.0

        The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA:

Twelve Months Ended September 30, 2007
(in thousands)
Net income	$12,102
Depreciation expense related to cost of sales	20,549
Depreciation and amortization expense	6,214
Interest expense	31,680
Interest income	(1,378)
Income tax expense	10,002

EBITDA	79,169
Other non-cash charges:
Stock-based compensation expense	4,114
Loss on dispositions of assets	1,287
Gain on sale of discontinued operations	(1,400)
Transaction expenses(a)	1,982

Adjusted EBITDA	$85,152

Acquisition adjustments(b)	1,115
Disposition adjustments(c)	(1,510)

Pro forma adjusted EBITDA	$84,757

    (a)
    Represents costs incurred in connection with the potential Merger. These costs have been or will be paid by Reddy Holdings from the excess cash remaining from the initial public offering of its common stock in August 2005, and are therefore excluded from the calculation of Adjusted EBITDA for purposes of the Company's credit facility.

    (b)
    Represents the incremental Adjusted EBITDA of acquired businesses as if each acquisition had been consummated on the first day of the period presented. All acquisitions included herein were consummated on or before September 30, 2007.

    (c)
    Represents the elimination of the historical Adjusted EBITDA associated with the discontinued operations.

Interest Rate Hedging Agreement

        Effective September 12, 2005, we entered into an interest rate hedging agreement (the "Hedge") to fix the interest rate on a portion of our term loan facility. The Hedge has a term of three years and ten months and an initial notional balance of $220 million. The notional balance decreases by $20 million on October 12 of each of the next three years, beginning on October 12, 2006. We pay a fixed rate of 4.431% on the notional balance outstanding and receives an amount equal to 3-month LIBOR. Any net payable or receivable amount is settled quarterly. If we had been required to settle the Hedge as of September 30, 2007, we would have received $0.4 million. In accordance with hedge accounting rules, the fair value of the Hedge is included in the caption "Other Assets" in the consolidated balance sheet. Changes in the fair value of the Hedge are recorded as "Other Comprehensive Income" in the consolidated statement of stockholders' equity. No gain or loss was recognized in any periods presented in the consolidated statement of operations. In the event that the Merger is completed, the existing credit facilities will be repaid. We are currently evaluating whether the Hedge will be terminated or redesignated as a hedge of the anticipated future cash flows of the variable rate debt that is anticipated to be incurred in connection with the Merger. In the event the Credit Facilities are repaid and the Hedge is terminated, the amount reported in "Other Comprehensive Income" will be reclassified to a gain or loss in the consolidated statement of operations. As of September 30, 2007, such a reclassification would result in a gain of $0.2 million, net of tax. We are exposed to risk of loss in the event of non-performance by the counterparty to the Hedge; however, we do not anticipate non-performance by the counterparty.

Liquidity Outlook

        Due to the seasonal nature of our business, we record the majority of our revenues and profits during the months of May through September. The majority of the cash generated from those operations is received between July and November.

        We estimate that our capital expenditures for 2007 will be approximately $23 million to $24 million, which will primarily be used to maintain and expand our traditional ice operations. A portion of these capital expenditures will be used to restore a manufacturing plant that suffered fire damage in June 2007 and to fund the purchase of certain plant machinery to test the effectiveness of increased automation. There can be no assurance that our capital expenditures will not exceed this estimate. In the normal course of our business, we dispose of obsolete, worn-out and unneeded assets. As a result of dispositions of excess assets, we estimate that we will generate proceeds of approximately $1 million to $3 million in 2007 for net capital expenditures of approximately $20 million to $23 million.

        We expect to recover substantially all of the expenditures related to the damaged plant from our insurance carrier. The net proceeds from the sale of our bottled water and cold storage businesses are restricted pursuant to the terms our credit facilities for the purposes of repayment of term loans, acquisitions or capital expenditures. It is currently our intention to utilize the net proceeds from those sales primarily to fund capital expenditures over the next twelve months in order to maximize Available Cash under our credit facilities.

        Based on our expected level of operations we believe that cash flows from operations, together with available borrowings under our revolving credit facility, will be adequate to meet our future liquidity needs for at least the next twelve months. As of October 25, 2007, we had approximately $12.5 million of unrestricted cash on hand, $18.4 million of restricted cash and $51.0 million of availability under our revolving credit facility, which reflected an outstanding balance of $1.1 million on our revolving credit facility and outstanding standby letters of credit of $7.9 million. As part of our ongoing acquisition program, we are currently pursuing several small acquisition opportunities which are in various stages of negotiations. If we are successful in completing any of these transactions or a series of transactions, borrowings under our revolving credit facility may be required.

Recently Adopted Accounting Pronouncements

        In June, 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 utilizes a two-step approach for evaluating tax positions. The first step, recognition, occurs when an enterprise concludes that a tax position, based solely on its technical merits is more likely than not to be sustained upon examination. The second step, measurement, is only addressed if the recognition criteria have been satisfied. In the measurement process, the tax benefit is measured at the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon final settlement. FIN 48's use of the term "more likely than not" consistent with how the term is used in SFAS No. 109 (i.e. the likelihood of an occurrence greater than 50%). FIN 48 applies to all tax positions related to income taxes subject to SFAS 109. We adopted FIN 48 as of January 1, 2007. As a result of adoption, we recognized a $2.9 million increase in our liability for unrecognized tax benefits. This also resulted in a $1.8 million increase to our January 1, 2007 retained deficit balance and a $1.1 million increase in federal deferred tax benefits related to the federal benefit of the unrecognized tax position and a $0.8 million reclassification of amounts previously reserved at December 31, 2006. Adoption of this standard had no impact on our operating results.

New Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value estimates. This standard is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that this standard may have on our results of operations and financial position.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. We are currently evaluating the impact that this standard may have on our results of operations and financial position.

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

        The ice business is highly seasonal, with the bulk of demand coming in the warmer spring and summer months. Accordingly, we experience seasonal fluctuations in our net sales and profitability. We make a disproportionate amount of our sales in the second and third calendar quarters. We also typically have net income in these same periods, whereas we typically experience net loss in the first and fourth calendar quarters. We believe that approximately two-thirds of our revenues will occur during the second and third calendar quarters when the weather conditions are generally warmer and demand is greater, while less than one-third of our revenues will occur during the first and fourth calendar quarters when the weather is generally cooler. This belief is consistent with historical trends. As a result of seasonal revenue declines and the lack of proportional corresponding expense decreases, we will most likely experience lower profit margins and even losses during the first and fourth calendar quarters. In addition, because our operating results depend significantly on sales during our peak season, our quarterly results of operations may fluctuate significantly as a result of adverse weather during this peak selling period if the weather is unusually cool or rainy on a more national or regional basis.

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

        Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. Our main market risk category is interest rate risk.

        We are exposed to some market risk due to the floating interest rates under our senior credit facilities. Principal balances outstanding under the term loan and the revolving credit facility bear interest, at our option, at the London Inter-Bank Offered Rate ("LIBOR") plus 1.75% or the prime rate (as announced from time to time by the administrative agent) plus 0.75%.

        Effective September 12, 2005, we entered into an interest rate hedging agreement (the "Hedge") to fix the interest rate on a portion of the term loan outstanding under the senior credit facility. See "Liquidity and Capital Resources—Interest Rate Hedging Agreement".

        As of September 30, 2007, the senior credit facility had an outstanding principal balance of $240.0 million at a weighted average interest rate of 7.1% per annum. Including the effect of the Hedge, the weighted average interest rate was 6.3%. At September 30, 2007, the 30-day LIBOR rate was 5.3%. If LIBOR were to increase by 1% from that level, the annual increase in interest expense, given our principal balances at September 30, 2007 and the effect of the Hedge, would be approximately $0.4 million.

Item 4.    Controls and Procedures

        The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 to ensure that information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure. It should be noted, however, that the design of any system of controls is limited in its ability to detect errors, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        We are from time to time party to legal proceedings that arise in the ordinary course of business. We do not believe that the resolution of any such threatened or pending legal proceedings will have a material adverse affect on our financial position, results of operations or liquidity.

        On July 3, 2007, a stockholder derivative complaint was filed on behalf of the Company in the District Court of Texas, Collin County, naming as defendants, among others, the members of the Company's Board of Directors and GSO Capital Partners LP. The Company was also named as a nominal defendant. On August 9, 2007, the complaint was amended by the plaintiff, purporting to state a class action claim on behalf of the Company's stockholders. The amended complaint alleged, among other things, that the Company's directors breached their fiduciary duties in connection with the proposed Merger by approving a transaction that would purportedly provide certain of the Company's stockholders and directors with preferential treatment at the expense of the Company's other stockholders and would not maximize stockholder value. A second amended complaint was filed on September 10, 2007 containing similar allegations and also setting forth various alleged omissions from the disclosures provided by the Company in the preliminary proxy statement. On September 27, 2007, the plaintiff filed a motion seeking a temporary restraining order to enjoin the special meeting of the Company's stockholders to adopt the Merger Agreement. In the motion, plaintiff repeated and expanded upon its allegations of breaches of fiduciary duty, including an assertion that the $31.25 per share consideration under the Merger Agreement was inadequate. Plaintiff also asserted that the disclosures provided to stockholders in the definitive proxy statement were incomplete. In their own submissions, Reddy Ice and the other defendants vigorously disputed plaintiff's assertions. A hearing with respect to the motion was scheduled to be held on October 3, 2007.

        On October 3, 2007, the parties, including the Company, reached an agreement in principle to settle the action in return for the Company providing certain amended and supplemental disclosures. The defendants deny all allegations of wrongdoing and have entered into the settlement solely to avoid the burden and expense of further litigation and to eliminate any possibility of a delay to the special meeting as a result of the litigation. The settlement is subject to customary conditions, including court approval following notice to members of the proposed settlement class and consummation of the Merger. If finally approved by the court, the settlement will resolve all of the claims that were or could have been brought on behalf of the proposed settlement class in the action being settled or in any action in any other court, including all claims relating to the Merger, the Merger Agreement, the preliminary or definitive proxy statement or any other disclosures relating to the Merger and all claims relating to the stockholders' ownership of securities in the Company, other than properly perfected rights of appraisal to the extent available under Delaware law. In addition, in connection with the settlement, the defendants have agreed not to oppose a petition by plaintiff's counsel for an award of attorneys' fees and expenses to be paid by us, in an aggregate amount not to exceed $325,000. The Merger may be consummated prior to final court approval of the settlement. The settlement will not affect the timing of the Merger or the amount of merger consideration to be paid in the Merger.

Item 1A.    Risk Factors

        There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2006, except as described below.

We will incur substantial expenses even if the Merger is not completed.

        The Merger may not be completed. Whether or not the Merger is completed, we will incur substantial expenses in pursuing the Merger. In addition, if the Merger Agreement is terminated under certain circumstances, we may be required to pay Frozen, LLC a termination fee of $21 million under the Merger Agreement. These costs may have an adverse effect on our financial condition and results of operations. In addition, the termination fees and expense reimbursement provisions of the Merger Agreement could discourage other potential acquirers from seeking to enter into a business combination with us.

Failure to complete the Merger could cause our stock price to decline and otherwise harm our business.

        If the Merger is not completed, our stock price may decline to the extent that the current market price reflects a market assumption that the Merger will be completed or the market's perceptions of us change as a result of the reasons why the Merger was not consummated.

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

        If the Merger is terminated and our Board determines to seek another merger or business combination, there can be no assurance that it will be able to find a party willing to pay an equivalent or more attractive price than the price to be paid in the Merger.

After the Merger, former Reddy Ice stockholders will have no interest in future earnings or growth.

        The Merger is a "going-private" transaction. If the Merger is completed, we will be a wholly owned subsidiary of Frozen, LLC and Hockey Parent Inc. In exchange for the cash consideration set forth in the Merger Agreement, former stockholders will have no remaining interest in any of our future earnings or growth. If the Merger is completed, we will cease to be a public company and our stock will no longer be traded on the New York Stock Exchange.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        On October 12, 2007, a special meeting of stockholders was held to consider and vote on a proposal to adopt the Agreement and Plan of Merger (the "Merger Agreement"), dated as of July 2, 2007, by and among Reddy Ice Holdings, Inc., Frozen, LLC, a Delaware limited liability company, Hockey Parent Inc., a Delaware corporation and Hockey Mergersub, Inc., a Delaware corporation, as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of August 30, 2007.

        A total of 21,865,370 shares of the company's common stock, par value $0.01 per share, were entitled to vote at the meeting. Of these shares, 17,230,579 shares were represented in person or by proxy at the meeting. The proposal required the affirmative vote of a majority of our outstanding shares entitled to vote at the meeting.

        With respect to the proposal to adopt the Merger Agreement, the proposal was approved and shares were voted as follows: 15,322,012 votes for; 1,792,020 votes against; and 116,547 votes abstained.

Item 5.    Other Information

        None.

Item 6.    Exhibits

        See Index to Exhibits which follows the signature page hereto.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDDY ICE HOLDINGS, INC.
Date: October 26, 2007	By:	/s/ JIMMY C. WEAVER Jimmy C. Weaver Chief Executive Officer
Date: October 26, 2007	By:	/s/ STEVEN J. JANUSEK Steven J. Janusek Chief Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description
31.1†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Section 1350 Certification of Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Section 1350 Certification of Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Filed herewith.

QuickLinks

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2007 TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
REDDY ICE HOLDINGS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
REDDY ICE HOLDINGS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
REDDY ICE HOLDINGS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
REDDY ICE HOLDINGS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
REDDY ICE HOLDINGS, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risks
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES
INDEX TO EXHIBITS