Form 10-K
period 2007-12-31
REDDY ICE HOLDINGS INC
filed 2008-03-14
CIK 1268984

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of common stock held by non-affiliates as of June 29, 2007 was approximately $433.0 million, using the closing price per share of $28.52, as reported on the New York Stock Exchange as of such date.

         The number of shares of registrant's common stock outstanding as of March 10, 2008 was 21,999,995.

DOCUMENTS INCORPORATED BY REFERENCE:
Part III incorporates certain information by reference to the Proxy Statement for the
2008 Annual Meeting of Stockholders

REDDY ICE HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

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

  •
  technological changes and innovations;

  •
  the costs and effects of legal and administrative proceedings, settlements, investigations and claims;

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

PART I

ITEM 1.    Business

BUSINESS

Overview

        We are the largest manufacturer and distributor of packaged ice in the United States, serving approximately 82,000 customer locations in 31 states and the District of Columbia under the Reddy Ice® brand name. Our principal product is ice packaged in seven to fifty pound bags, which we sell to a highly diversified customer base, including supermarkets, mass merchants and convenience stores. For the year ended December 31, 2007, we sold approximately 1.9 million tons of ice. Our products are primarily sold throughout the southern United States (the "Sun Belt"), one of the most attractive regions in the country for packaged ice sales due to warm weather, extended peak selling seasons and favorable population growth patterns. Population growth is one of the primary drivers for growth in demand for packaged ice, and we operate in many of the fastest growing metropolitan areas in the United States. In addition, our broad geographic reach helps reduce the impact of cool or rainy weather in any particular region, although adverse weather patterns that extend across multiple regions can have a significant impact on our business. No other manufacturer and distributor of packaged ice in the United States has the geographic presence, infrastructure or capacity necessary to meet the multi-state demands of customers in our markets.

        Our business is characterized by consistent annual customer demand, attractive margins and modest annual capital requirements. Based on past experience, retail consumer demand for packaged ice is relatively unaffected by adverse economic conditions due to its low cost and the lack of readily available substitutes. For the year ended December 31, 2007, we had revenues and net income of $339.0 million and $10.3 million, respectively.

        We market our ice products to satisfy a broad range of customers, primarily under the Reddy Ice brand name. We produce ice in cube, half-moon, cylindrical and crushed forms (collectively referred to as "cubed ice") as well as block forms. Our primary ice product is cubed ice packaged in small bags (typically seven and ten pounds), which we sell principally to convenience stores and supermarkets. We also sell significant amounts of medium bags of cubed ice (16 to 20 pounds) and ten-pound block bags to the same convenience stores and supermarkets. We sell cubed ice in assorted bag sizes ranging from 16 to 50 pounds to restaurants, bars, stadiums, vendors and caterers and block ice in 10-, 25- and 300- pound sizes to our commercial, agricultural and industrial customers. The majority of our sales are direct to supermarket chains, convenience stores, mass merchants and other commercial customers. In addition, a portion of our products is sold through distributors who deliver ice to our customers on our behalf and who resell ice to their own customers.

        We have built a strong customer base by providing a high level of service and quality at competitive prices utilizing our extensive network of ice manufacturing plants and distribution centers. We have a diverse customer base and long-standing relationships with our customers across all major retail channels as evidenced by our high retention rates with prominent supermarkets, mass merchants and convenience stores such as Albertson's, Circle-K, ExxonMobil, Food Lion, Kroger, 7-Eleven and Wal-Mart. Our largest customer, Wal-Mart and Sam's Club on a combined basis, accounted for approximately 12% of our revenue in 2007 and 2006. Most of our major customers, including all of our top twenty retail ice customers in terms of revenues, have purchased ice from us and our predecessor companies for over a decade. Within our markets, we are generally the sole supplier of packaged ice to the majority of our top twenty retail ice customers. The percentage of our total revenues derived from and volume sold to national and regional convenience and grocery store chains has grown over the last several years as each of these retail channels has consolidated. We have benefited from supplying these national and regional retailers as many of these customers have grown at rates in excess of industry averages.

        During the third quarter of 2007, we sold our bottled water business and substantially all of our cold storage business. As a result, the results of operations for those businesses, including the gain on sale, has been presented as "Discontinued Operations" in the consolidated statements of operations for all periods presented.

        On July 2, 2007, we announced that we had entered into an Agreement and Plan of Merger, dated as of July 2, 2007 (the "Merger Agreement"), by and among Reddy Ice Holdings, Inc., Frozen, LLC, a Delaware limited liability company, Hockey Parent Inc., a Delaware corporation (together with Frozen, LLC, the "Parents") and Hockey MergerSub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Parents. The Parents were entities formed by GSO Capital Partners LP ("GSO"). The Merger Agreement provided for the acquisition of our outstanding common stock for a cash purchase price of $31.25 per share. Our stockholders approved the transaction at a special stockholder meeting on October 12, 2007.

        On January 31, 2008, we reached an agreement with affiliates of GSO, including the Parents, to terminate the Merger Agreement. A settlement agreement (the "Settlement Agreement") was signed which released all parties from any claims related to the contemplated acqusition and provided for a $21 million termination fee to be paid by GSO. We agreed to pay up to $4 million of fees and expenses incurred by GSO and its third-party consultants in connection with the transaction. We received a net payment of $17 million on February 5, 2008.

        At March 10, 2008, we owned or operated 67 ice manufacturing facilities, 60 distribution centers, approximately 79,000 merchandisers (cold storage units installed at customer locations) and approximately 3,000 Ice Factories. As of the same date, we had an aggregate daily ice manufacturing capacity of approximately 18,000 tons.

Industry Overview

        We estimate that the annual wholesale market for packaged ice is approximately $1.8 billion, which includes manufacturers such as ourselves and in-house production, primarily by small retail operations and, to a lesser extent, by large retailers. The packaged ice industry is highly fragmented and is led by us and one other multi-regional operator and several regional operators. The industry includes numerous local and regional companies of varying size and resources, with most ice manufacturers having annual revenues of less than $1 million.

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

        The packaged ice industry is highly seasonal, characterized by peak demand during the warmer months of May through September, with an extended peak selling season in the southern United States. We believe volume growth in the packaged ice industry generally tracks population growth, thus favoring geographic markets with faster population growth. Demand within each geographic market can also be affected by weather conditions, with cool or rainy weather negatively impacting ice purchases.

Business Strategy

        Our business strategy is to strengthen our competitive position, increase revenues and drive profitability by:

        Enhancing Revenue Growth.    We believe there are several opportunities to maintain and grow our revenues through:

          Growth from Our Existing Customers.    We intend to capitalize on our long-standing customer relationships by growing with our large national and regional customers as they seek to increase their market penetration and consolidate the retail segments in which they operate. As the sole supplier in our regions to the majority of these customers, we are well positioned to share in our customers' growth. In addition, for certain customers for whom we are not the sole supplier, there is an opportunity to capture incremental volume as these customers continue to reduce their supplier base in order to achieve efficiencies across the supply chain.

          New Product Introductions.    We continually evaluate opportunities to broaden our product offerings through the introduction of new sizes of bagged ice. We believe that introducing new bag sizes at various price points offers an opportunity to enhance our product mix and increase our sales and operating margins.

          Growth from Outsourcing Trends of Large Retailers.    Several large retailers continue to produce packaged ice in-house. Consistent with general outsourcing trends among retailers, we have assumed certain ice supply requirements in the past for a number of large retail chains that previously operated captive ice manufacturing facilities, including Albertson's, HEB and Safeway. We may be able to capture additional volume from new and existing customers if retailers continue to choose to outsource and focus on their core competencies, although certain retailers have maintained their in-house production capabilities and other retailers have expanded their in-house production capabilities.

          Growth from Technological Development.    We are evaluating opportunities to expand our product and service offerings through new technologies and new uses for existing technologies, including the development of new Ice Factory technology and other forms of ice production, delivery and service.

        Selectively Pursuing Acquisitions.    The packaged ice industry continues to be highly fragmented. We will continue to pursue strategic acquisitions in existing or adjacent geographic markets that enhance the density of our distribution routes, provide capacity rationalization opportunities, increase our market penetration in existing markets or expand our presence in contiguous markets. Through March 10, 2008, we have completed two acquisitions with an aggregate acquisition cost of approximately $2.4 million. In 2007, we acquired twenty businesses for purchase prices aggregating approximately $26.8 million, including direct acquisition costs of $0.7 million, and purchased a leased manufacturing facility for a purchase price of $0.4 million. In 2006, we acquired ten businesses for purchase prices aggregating approximately $12.9 million, including direct acquisition costs of $0.3 million. In 2005, we acquired two businesses for total acquisition costs of approximately $0.9 million and purchased certain leased real estate assets for a purchase price of $2.5 million. We completed the integration of each of these acquisitions with our operations, financial and management systems and customer service departments during the year in which the acquisition was consummated.

        Continuing Efficiency Improvements.    In the last seven years, we have consolidated our ice manufacturing and distribution facilities, reducing the total number of facilities (including all acquired facilities) from 153 to 127 at March 10, 2008. As we have reduced the number of facilities, we have increased our overall capacity by relocating equipment and investing in new equipment. In 2007, we began investigating the automation of certain manual processes in our manufacturing plants and believe there are opportunities to reduce costs in 2008 and beyond through the broader deployment of currently available technology. We have identified several opportunities for continued facility consolidations that we expect can be implemented without a significant increase in capital expenditures. In addition, we believe there are opportunities for continued efficiency improvements through distribution route optimization and consolidation of administrative functions.

Ice Products

        Our ice operations consists of the traditional manufacture and delivery of ice from a central point of production to the point of sale as well as sales from The Ice Factory machines, our proprietary equipment located in our customers' high volume locations that produce, package and store ice through an automated, self-contained process. In 2007, traditional ice manufacturing and Ice Factory sales accounted for approximately 90% and 10% of our revenues, respectively.

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

        We continue to broaden our product offerings through the introduction of new sizes of bagged cubed ice as well as new ice products. New bag sizes such as ten-pound bags of cubed ice may offer an opportunity to enhance revenue and income from operations. In 2007, sales of ten-pound bags of cubed ice accounted for approximately 59% of revenues, an increase from approximately 42%, 24% and 5% of revenues in 2006, 2005 and 2004, respectively. We expect sales of ten-pound bags as a percentage of revenues to increase slightly in 2008. In addition, we continue to develop and test new products, packaging, and service options.

Manufacturing

        To ensure that the water supplied by each municipality meets our quality standards, the water is often filtered for use in the ice making process. We use low micron filtration, carbon filtration, water softeners, ozone generators and reverse osmosis as needed to achieve the proper water quality needed to produce a clear product. All of our ice manufacturing facilities are certified by the International Packaged Ice Association. This certification requires the inspection of more than 50 areas of operation, ensuring high water quality, a sanitary operating environment and safe working conditions.

        We manufacture ice in two ways: the vertical plate method and the vertical tube method. In both methods, water is circulated over cold vertical surfaces where the flowing water freezes into ice. The process of freezing the water while in motion acts as a final purification process by extracting minerals and other dissolved solids still present in the water following the filtration process. When the ice builds to the proper thickness it is detached from the plates or tubes by heating the freezing surfaces. In the vertical plate method, the sheet of ice falls onto a motor driven cutter which chops the ice into smaller sizes and empties into a collection bin. In the vertical tube method, as the tube of ice falls into the collection bin, it is cut into small cubes by a rotating cutter. From the collection bin, the ice is transferred to a central refrigerated holding bin where the ice is mechanically raked and dried before it is packaged.

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

        Traditional Distribution.    We produce and bag ice at centrally located manufacturing facilities and subsequently sell the product with several delivery alternatives. These delivery alternatives include (1) delivering packaged ice directly to the customers' retail locations and stocking our merchandisers, (2) delivering pallet quantities to retail locations where our customers' employees stock our merchandisers and (3) warehouse shipments of ice from our facilities to the facilities of our customers who choose to deliver ice to their retail locations through their own distribution network. Our products are delivered through our own distribution operation as well as by third-party distributors who transport and deliver the product to our customers. These distributors also purchase ice from us for resale to their own customers. To store ice inventory, we own or rent appropriate freezer space. We own or lease approximately 1,400 trucks for distribution in non-peak periods. During the peak summer months, we estimate that we may rent up to approximately 250 additional trucks.

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

        In 2007, traditional ice manufacturing and distribution accounted for approximately 90% of our revenues.

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

        Ice Factory locations are selected only after a thorough review and analysis of historical ice sales and the local competitive environment. Approximately 800 of our installed base of approximately 3,000 Ice Factories are operated and maintained by other ice suppliers outside of our primary territories under management agreements with us. In 2007, Ice Factories accounted for approximately 10% of revenues.

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

        We have a diversified customer base. Our largest customer, Wal-Mart and Sam's Club on a combined basis, accounted for approximately 12% of our revenues in 2007, 2006 and 2005, and 11% of our revenues in 2004. Our other largest accounts include the supermarket chains Publix, Winn-Dixie, Food Lion, HEB, Albertson's, Kroger and Safeway. Our largest national accounts also include the national convenience and petroleum store chains Circle K, 7-Eleven and ExxonMobil and the regional convenience and petroleum store chains Valero, The Pantry and RaceTrac. In 2007, our sales, measured in terms of tons, were allocated to our retail channels as follows: 45% to supermarket and mass merchant chains, 29% to convenience and petroleum store chains, 13% to distributors and 13% to other channels. The percentage of our total volume measured in terms of tons sold to national and regional supermarket, mass merchant and convenience and petroleum store chains has grown from approximately 54% in 2002 to approximately 59% in 2007, due to consolidation within those retail channels.

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

Competition

        The traditional packaged ice industry is highly competitive and highly fragmented. In the United States, the traditional packaged ice industry is led by us, one other multi-regional operator and several regional operators. Although these regional suppliers generally do not serve customers in our primary markets, we do compete with numerous smaller local and regional companies of varying sizes and competitive resources. Most ice manufacturers have annual revenues of less than $1 million. In addition to our direct competition, numerous convenience and grocery retailers operate commercial ice plants for internal use or manufacture and bag ice at their store locations. However, our ice products generally do not face competition within a particular store as almost all of our customers rely on a single supplier of packaged ice at each point of sale. From time to time, new competitors emerge to compete with us in various areas, including the technology and distribution methods included in The Ice Factory. More recently, competitors focused on selling and operating free-standing ice vending machines have appeared more prominently in the marketplace. These new competitors may provide certain cost benefits relative to the traditional distribution model, however we believe they lack the full range of flexibility, service and support we can offer. Historically, such competitors have not had a significant impact on our business, although we are closely monitoring industry developments and trends.

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

Acquisitions

        From 1997 through 1999, we pursued a consolidation strategy within the highly fragmented packaged ice industry. During that period, we completed approximately 80 acquisitions. Significant acquisitions included the purchase of Reddy Ice Corporation from Suiza Foods Corporation in April 1998 and the purchase of Cassco Ice & Cold Storage, Inc., in July 1998. Reddy Ice Corporation, prior to our acquisition of it, had been active in the consolidation of the packaged ice industry, having made 28 acquisitions from January 1997 to April 1998. Cassco was a leading regional producer and distributor of packaged ice products and was an owner/operator of refrigerated warehouses in the mid-Atlantic region. We did not complete any significant acquisitions from 2000 through the third quarter of 2003 due to the decline in our common stock value and our substantial leverage.

        In the fourth quarter of 2003, we acquired two ice companies for purchase prices aggregating $67.4 million, the more significant of which was Triangle Ice Co., Inc. ("Triangle"), the purchase price for which was approximately $64.3 million. With revenues of approximately $30.0 million for the fiscal year ended April 30, 2003, Triangle owned or operated eight ice manufacturing facilities and one distribution center and had an aggregate daily ice manufacturing capacity of approximately 2,085 tons.

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

        In 2007, we completed twenty acquisitions for a total purchase price of $26.8 million, including direct acquisition costs of $0.7 million. We also purchased one manufacturing facility which had previously been leased for $0.4 million. Annual revenues associated with these acquisitions, including the leased facility acquisition, are approximately $17.0 million. Through March 10, 2008, we have completed two acquisitions with an aggregate acquisition cost of approximately $2.4 million.

        We will continue to consider strategic acquisitions in existing or adjacent geographic markets that enhance the density of our distribution routes, provide capacity rationalization opportunities, increase our market penetration in existing markets or expand our presence in contiguous markets.

Dispositions

        In recent years, as part of our strategy to make better use of our assets, we began a program to evaluate and dispose of excess and non-core assets, including real estate and equipment. In 2007, 2006, 2005 and 2004, we realized $1.2 million, $2.0 million, $2.1 million and $2.7 million, respectively, in proceeds from non-core assets disposed of, primarily through the sale of real estate. In 2007, 2006 and 2005, we recorded losses on the dispositions of assets in the amount of $1.7 million, $1.1 million and $1.8 million, respectively. In 2007 and 2006, impairments of $1.4 million and $0.4 million, respectively, were recorded on three pieces of real estate. There were no impairments or write-downs of real estate in 2005 or 2004. These amounts exclude the disposition of our bottled water and cold storage operations in 2007.

Employees and Labor Relations

        At March 6, 2008, we directly employed approximately 1,500 company employees and retained approximately 600 additional employees through temporary employment agencies. Each year, during the second and third calendar quarters, our labor force increases to approximately 3,000 total employees due to seasonal increases in ice demand and during the first and fourth calendar quarters our labor force decreases to approximately 2,100 total employees due to seasonal decreases in ice demand. We direct and control the hiring process for substantially all of these seasonal employees, while using temporary employment agencies for payroll administration and risk management of workers' compensation insurance. We generally have not experienced any difficulty in meeting these seasonal employment needs. Labor costs, including the associated payroll taxes and benefit expenses, is our most significant expense item and were approximately 32% of our revenues for the year ended December 31, 2007. As of March 10, 2008, no employees were represented by a union or subject to a collective bargaining agreement. We have never experienced a work stoppage due to labor difficulties and we believe our relationship with our employees is good.

Raw Materials and Suppliers

        We have not experienced any material supply problems in the past with respect to our business.

        We use large quantities of plastic bags. The cost of bags was approximately 7% of our revenues in 2007. Historically, market prices for plastic bags have fluctuated in response to a number of factors, including changes in polyethylene prices, which are generally linked to natural gas and oil prices. The cost of plastic bags has been particularly volatile since 2005 and we expect additional increases in 2008. Significant increases in the cost of plastic bags could have a material adverse effect on our business as we may not be able to pass this expense through to our customers.

        There are numerous plastic bag manufacturers throughout the United States with the capability of providing for our plastic bag needs. Although one company dominates the industry, we currently purchase bags from several companies to ensure price competition. In addition, we have entered into a five year supply contract with a new supplier to provide the majority of our bag needs beginning in the spring of 2008. We believe this new arrangement will provide cost benefits as compared to our historical relationships.

        Electricity is a significant component of our manufacturing costs. The cost of electricity was approximately 6% of our revenues in 2007. Since 2002, our plants have been operating in both regulated and deregulated electricity markets. A significant number of our manufacturing facilities operate in regulated electricity markets and pay rates based on standard schedules for similar industrial facilities. With the assistance of an outside consultant and our own internal resources, we regularly monitor and review rate schedules, usage and other statistical data to ensure proper billing and identify additional cost control opportunities that may be available in these regulated markets. In deregulated electricity markets, we regularly evaluate market conditions and competing suppliers to obtain the best pricing available. Significant increases in electricity rates in both the regulated and deregulated markets in which we operate could have a material adverse effect on our results of operations as we may not be able to pass this expense through to our customers. Electric rate increases in 2007 increased our costs by approximately $1.1 million. We expect to see continued rate increases in 2008 as utilities continue to pass through the effects of rising oil and gas prices.

        We also use large quantities of fuel in our distribution process. Numerous vendors throughout the United States provide the fuel for our vehicles. Fuel expenses in 2007 were approximately 4% of revenues. Market prices for fuel have fluctuated widely in the past. Significant increases in fuel prices could have a material adverse effect on our business as we may not be able to pass this expense through to our customers. During 2007, increases in the price of fuel resulted in approximately $1.1 million of additional costs.

        We have relationships with approximately 175 third party ice distributors and co-packers throughout our market area who deliver a portion of our products to our customers and sell our ice to their own customers. We have contractual relationships with approximately 116 of these distributors and co-packers. Our contracts contain standard terms governing their relationship with us, including exclusivity and price. Distributors handled approximately 30% of our ice sales, measured in terms of tons, in 2007, either delivering the product to our customers for a delivery fee or reselling the ice to their own customers. Total costs related to these distribution services were approximately 6% of our revenues in 2007.

Information Systems

        Internal information systems are critical to our ability to operate efficiently. We are able to monitor individual manufacturing plants and Ice Factory performance on a daily basis through automated and manual reporting systems. This information enables us to track detailed cost and profitability information, identify opportunities to redistribute traditional manufacturing capacity among markets, assess the cost-effectiveness of an Ice Factory at a particular location and analyze market sales trends. In addition, all of our accounting and financial reporting functions are integrated into a single accounting platform that is installed in all reporting locations and connected to our central facility in Dallas, Texas. This system facilitates centralized cash management, timely financial reporting, consistent reporting formats and inventory tracking. In 2005, we began implementing mobile technology with our delivery personnel to create and record sales transactions. By the end of 2006, we had completed implementation of the handheld technology at all of our locations and had begun the process of extending this mobile technology to our distributors. As of March 10, 2008, we have completed approximately 75% of targeted distributor routes. We are also continuing to evaluate new programs to improve and enhance certain administrative functions.

Intellectual Property

        We regard The Ice Factory as proprietary and rely primarily on a combination of patents, nondisclosure and confidentiality agreements and other protection methods to secure and protect our intellectual property rights. We hold or have exclusive rights to several patents relating to The Ice Factory, including the bagging device and the overall assembly of the unit. The patents filed in North America relating to The Ice Factory expire at various dates from 2010 through 2014. However, these intellectual property rights are limited in scope and value and competitors with technology similar to The Ice Factory appear in the marketplace from time to time.

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

        Our packaged ice products are subject to federal and state regulation as a food pursuant to the Federal Food, Drug and Cosmetic Act, regulations promulgated thereunder by the Food and Drug Administration and analogous state statutes. These statutes and regulations impose comprehensive food manufacturing practices governing the sanitary conditions of the facilities where ice is manufactured, the design and maintenance of the equipment used to manufacture the ice, the quality of source water and the sanitary practices of employees during ice production. We cannot predict the types of government regulations that may be enacted in the future by federal, state or local governments or how existing or future laws or regulations will be interpreted or enforced. The enactment of more stringent laws or regulations or a stricter interpretation of existing laws and regulations may require additional expenditures by us, some of which could be material. Various states have imposed additional requirements including (1) quarterly testing of ice for the presence of microbes and certain substances regulated under the federal Safe Drinking Water Act, (2) specific requirements for keeping ice packaging operations separate from other activities and (3) labeling requirements for the bags used, including the name of the ice manufacturer, the manufacturing location and the net weight. Certain of our Ice Factories and ice manufacturing facilities are subject to routine and random safety, health and quality inspections. Recently, certain states have begun implementing more stringent regulations regarding health and sanitation issues and more actively enforcing prior rules and regulations. We believe that our facilities, manufacturing practices and Ice Factories are in substantial compliance with all applicable federal, state and local laws and regulations and that we will be able to maintain such substantial compliance in the future.

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

Environmental Matters

        Our ice manufacturing operations are subject to a wide range of environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use, management and disposal of hazardous and non-hazardous materials and wastes, and the cleanup of contamination. These requirements are complex, changing and tend to become more stringent over time. Noncompliance with such laws and regulations, or incidents resulting in environmental releases, could cause us to incur substantial costs, including cleanup costs, fines and penalties, third party claims for personal injury, investments to retrofit or upgrade our facilities and programs, or curtailment of our operations.

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

        In addition, some Freon refrigerants are subject to phase-outs and, as a result, are very costly to obtain. We will continue to reduce our dependence on such Freon compounds by upgrading or modifying our operations and by identifying approved substitutes. Based on current information, we believe that the Freon phase-outs will not impede our ability to produce and store ice or result in material cost increases for Freon substitutes.

        Certain of our current and former facilities, including facilities acquired in our ongoing acquisition program, have a history of industrial or commercial operations. In connection with our acquisitions, we regularly review the potential environmental liabilities of the acquired entities and assets. Because some environmental laws can impose liability for the entire cost of cleanup upon any of the current or former owners or operators, regardless of fault, it is possible that we could become liable for investigating or remediating contamination at these properties if any investigation or remediation is required in the future. Such costs have not historically had, and are not expected to have in the future, a material adverse effect on our business, financial condition or results of operations.

Seasonality

        The packaged ice business is highly seasonal, characterized by peak demand during the warmer months of May through September, with an extended peak selling season in the southern United States. Approximately 68%, 70%, 70% and 69% of our annual revenues occurred during the second and third calendar quarters in each of 2007, 2006, 2005 and 2004. For information on our revenues per quarter for each of 2007, 2006 and 2005, see Note 15 to our audited financial statements included under Item 8. As a result of seasonal revenue declines and a less than proportional decline in expenses during the first and fourth quarters, we typically experience lower margins resulting in losses during these periods. In addition, because our operating results depend significantly on sales during our peak season, our quarterly and annual results of operations may fluctuate significantly as a result of adverse weather during this peak selling period if the weather is unusually cool or rainy on a national or regional basis.

Corporate Information

        We are a Delaware corporation, formed on May 8, 2003. Our corporate headquarters is located at 8750 N. Central Expressway, Suite 1800, Dallas, Texas 75231.

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

        We are not obligated to pay dividends on our common stock. The payment of dividends is at the sole discretion of our board of directors and our board of directors may decide at any time to eliminate or reduce any dividends paid on our common stock. We believe our dividend policy is a significant consideration of many of our stockholders. Any reduction or elimination of dividends or change in our dividend policy could cause the market price of our common stock to decline and could further cause your shares of common stock to become less liquid, which may result in losses by you.

Even if our board of directors desires to declare and pay dividends, we might not have cash in the future to pay dividends in the intended amounts or at all.

        Our ability to pay dividends, and our board of directors' determination to maintain our current dividend policy, will depend on numerous factors, including the following:

  •
  the state of our business, competition and changes in our industry;

  •
  changes in the factors, assumptions and other considerations made by our board of directors in reviewing and revising our dividend policy;

  •
  our future results of operations, financial condition, liquidity needs and capital resources;

  •
  our various expected cash needs, including cash interest and principal payments on our indebtedness, capital expenditures, the purchase price of acquisitions, incremental costs associated with being a public company, taxes and costs related to litigation, investigations and claims; and

  •
  potential sources of liquidity, including borrowing under our revolving credit facility or possible asset sales.

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

        If our estimates of cash available to pay dividends in the future were to fall below our prior expectations, our assumptions as to estimated cash needs were to be too low or if other applicable assumptions were to prove incorrect, we may need to:

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

        Our credit facilities and the indenture governing our senior discount notes restrict our ability to pay dividends. We refer you to "Long Term Debt and Other Obligations" under Item 7, where we describe the terms of our indebtedness, including provisions limiting our ability to declare and pay dividends.

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

        If we continue paying dividends at the level currently anticipated under our dividend policy, we may not retain a sufficient amount of cash to consummate acquisitions, and may need to seek financing to fund a material expansion of our business, including any significant acquisitions or to pursue growth opportunities requiring capital expenditures significantly beyond our current expectations. The risks related to funding any dividends, or other cash needs as a result of paying dividends, are summarized in the preceding risk factors. If we are unable to take timely advantage of growth opportunities, our future financial condition and competitive position may be harmed, which in turn may adversely affect the market price of our common stock.

Risks Relating to Our Business

We have a substantial amount of indebtedness, which may reduce our cash flow and impede our ability to pay dividends on our common stock, remain in compliance with debt covenants, make payments on our indebtedness and operate our business.

        As of December 31, 2007, we had outstanding indebtedness of approximately $378.3 million, which represented approximately 73% of our total consolidated capitalization on a book basis. As of December 31, 2007, we also had availability of $54.2 million (net of standby letters of credit of approximately $5.8 million) under our revolving credit facility.

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

        Our credit facilities and the indenture governing our senior discount notes contain, and any future indebtedness of ours would likely contain, a number of financial and other restrictive covenants that impose significant operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our best long-term interests. For a more complete description of these covenants and restrictions, see "Liquidity and Capital Resources" under Item 7.

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

        Interest under our senior discount notes is currently paid in-kind. Beginning November 1, 2008, the senior discount notes will require the payment of interest in cash semi-annually, beginning May 1, 2009. The annual cash obligation for this interest is $15.8 million. The payment of this interest could limit our ability to pay dividends, fund acquisitions or make capital expenditures.

        Our revolving credit facility matures in August 2010, our term loan in August 2012 and our senior discount notes in October 2012. Depending on the state of the credit markets when these obligations become due, we may not be able to refinance these obligations on terms that are as favorable to us as the current arrangements. In particular, current dislocations in the credit markets, which have significantly impacted the availability and pricing of financing, particularly in the high yield debt and leveraged credit markets, may significantly constrain our ability to refinance our existing indebtedness or to obtain waivers of any future defaults under our credit facilities and the indenture governing our senior discount notes. These developments in the credit markets may have a significant effect on our cost of financing and our liquidity position.

Unfavorable outcome of litigation or investigations pending against us could materially impact our business.

        We are currently a party to various legal proceedings, claims, disputes, litigation and investigations. In particular, the Antitrust Division of the United States Department of Justice ("DOJ") is currently conducting an investigation into possible antitrust violations in the packaged ice industry. Putative class actions have also been filed against us and other packaged ice producers alleging violations of federal antitrust laws and related claims. Our financial results could be materially and adversely impacted by unfavorable outcomes in any of these or other pending or future litigation or investigation. There can be no assurances as to the outcome of any litigation or investigation and the outcome of any such litigation, investigations and other claims are subject to inherent uncertainties. There exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

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

        Cool or rainy weather can decrease sales, while extremely hot weather may increase our expenses, each resulting in a negative impact on our operating results and cash flow. Ice consumers demand ice for a variety of reasons, but many of them buy ice in connection with outdoor related activities, both commercial and recreational. As a result, demand for ice increases during periods of warm, sunny weather, and conversely, demand decreases during periods of cool, rainy weather. During extended periods of cool or rainy weather on a national or regional basis, our revenues and resulting net income may substantially decline. Also, hot weather does not necessarily result in greater net income. During extended periods of hot weather, our profits and cash flow may decline because of an increase in expenses in response to excess demand. We may have to transport ice from one plant to another and, in some cases, purchase ice from third party sources and transport it to a specific market to meet this excess demand, resulting in higher expenses and inconsistent service and product quality. Finally, although extreme weather events such as hurricanes can cause an increase in volume sales, those sales are not necessarily profitable due to added costs and disruptions to our normal service and distribution routes.

Our failure to successfully compete in our markets, retain existing customers and obtain new customers could limit our prospects and cause us to lose market share.

        Our business is highly competitive. We have many competitors in each of our geographic markets offering similar products and services. We also face competitors offering alternative technological solutions to ice production and delivery throughout our markets. Competition in our business is based primarily on service, quality and price. We could lose market share if we fail to successfully compete against our competitors in any of these areas, if our existing competitors expand their capacity, if new entrants successfully penetrate our markets, if we fail to adequately serve our existing base of customers, or if our larger grocery or convenience store customers decide to manufacture their own ice rather than purchase our products.

Increases in the prices of electricity, certain raw materials, fuel, insurance and other required expenses could, if we cannot pass those price increases along to our customers, have an adverse effect on our results of operations.

        We use substantial amounts of polyethylene, which is the primary raw material used to manufacture the bags we use to package our ice, electricity in connection with our manufacturing process and fuel to operate the refrigerated trucks for ice delivery. We also carry general liability, workers' compensation, health and vehicle insurance. We have experienced increases in bag costs, fuel costs, electricity costs and insurance costs and may experience further increases in such costs in the future. If the prices for these items or other expenses increase beyond the amounts that we are able to pass along to our customers, our margins and our operating cash flow would decrease.

Our acquisitions may not be successfully integrated and could cause unexpected financial or operational difficulties.

        From 2005 to 2007, we completed a total of 32 acquisitions. We anticipate that we will, from time to time, selectively acquire additional businesses, assets or securities of companies that we believe would provide a strategic fit with our business. Acquisitions are also accompanied by risks, such as potential exposure to unknown liabilities of acquired companies and the possible loss of key employees and customers of the acquired business. Further, acquisitions are subject to risks associated with the difficulty and expense of integrating the operations and personnel of the acquired companies, the potential disruption to our business and the diversion of management time and attention, any of which could increase the costs of operating our business, negate the expected benefits of the acquisitions or result in the loss of customers.

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

        Material violations of, or liabilities under, environmental laws, including violations and liabilities incurred by entities which we have acquired, may require us to incur substantial costs which could reduce our margins, or divert resources from ongoing environmental programs and improvements, which could delay our efforts to integrate acquisitions and upgrade our operations, or expose us to risk of further environmental liability.

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

        Our success depends in part on our ability to attract, hire, train and retain qualified managerial, sales and marketing personnel. Competition for these types of personnel is high. We may be unsuccessful in attracting and retaining the personnel we require to conduct our operations successfully. In particular, uncertainty related to the ongoing antitrust investigation by the DOJ may make attracting qualified personnel more difficult. Our success also depends to a significant extent on the continued service and performance of our management team and, in particular, our senior management, William P. Brick, our Chairman and Chief Executive Officer, Steven J. Janusek, our Executive Vice President and Chief Financial Officer, and Ben Key, our Executive Vice President-Sales. In addition, we do not carry "key man" life insurance. Our inability to successfully attract and retain personnel or the loss of any member of our management team could impair our ability to execute our business plan.

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

        As the sole major ice supplier using an on-site production and delivery system at our customers' retail locations, we have enjoyed a competitive advantage over our competitors. Our proprietary Ice Factory system is preferred by certain of our high volume customers to traditional ice delivery and gives us more flexibility during peak seasons. Competitors sometimes test machines similar to The Ice Factory. Other competitors in the ice vending segment are testing and deploying self-contained units to produce ice at the point of sale. Certain of these competitors have recently had limited success in our markets. If any of our competitors are successful with a signficant rollout of any such system, we could lose business to these companies, which would result in decreased cash flows and results of operations.

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

        As of December 31, 2007, we had net operating loss carry-forwards for U.S. federal income tax purposes of approximately $77 million, of which approximately $38 million were generated prior to August 15, 2003. There are annual limitations on the utilization of the $38 million portion of the net operating loss carry-forwards due to changes in ownership on and prior to August 15, 2003. Further, since at the closing of our initial public offering on August 12, 2005 our prior equity investors ceased to own a majority of our common stock, new limitations apply to the approximately $39 million of net operating loss carry-forwards that were generated from August 15, 2003 to August 12, 2005 and additional limitations apply to the net operating loss carry-forwards generated prior to August 15, 2003.

        If we are not able to utilize our tax assets in the manner or in the timeframe we anticipate, our future after-tax cash flow available for payment of dividends on our common stock will be reduced.

Any significant reduction in goodwill and other intangible assets would have an adverse effect on the value of our business.

        Our acquisitions have resulted in significant amounts of goodwill and other intangible assets. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, and intangible assets totaled approximately $308.3 million at December 31, 2007, representing approximately 51% of our total assets. In the future, goodwill and intangible assets may increase as a result of future acquisitions. Goodwill and intangible assets are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. During 2006, we recorded a non-cash impairment charge of $3.3 million to goodwill in our bottled water operation as a result of a significant reduction in bottled water sales volumes related to a particular customer. During 2005, we recorded a non-cash impairment charge of $5.7 million to goodwill in our cold storage operations as a result of a significant reduction in cold storage sales volumes related to a particular customer. The amount of these and any future impairments must be charged to earnings. Any future determination requiring the write-off of a significant portion of the goodwill and intangible assets recorded on our balance sheet would have an adverse effect on the value of our business.

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

        For the year ended 2007, the average daily trading volume for our common stock as reported by the New York Stock Exchange was approximately 184,000 shares and the median daily trading volume was approximately 134,000 shares. As a result, relatively small trades may have a significant impact on the price of our common stock.

If our share price is volatile, we may be the target of securities litigation, which is costly and time-consuming to defend.

        In the past, following periods of market volatility in the price of a company's securities, security holders have often instituted class action litigation. If the market value of our common stock experiences adverse fluctuations and we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs and our management's attention could be diverted from the operation of our business, causing our business to suffer.

We are a holding company with no operations, and unless we receive dividends, distributions, advances, transfers of funds or other payments from our subsidiary, we will be unable to pay dividends on our common stock and meet our debt service and other obligations.

        We are a holding company and conduct all of our operations through our subsidiary. We do not have, apart from our ownership of our subsidiary, any independent operations. As a result, we will rely on dividends and other payments or distributions from our subsidiary to pay dividends on our common stock and meet our debt service and other obligations. The ability of our subsidiary to pay dividends or make other payments or distributions to us will depend on our operating results and may be restricted by, among other things, the covenants that are contained in our credit facilities and the covenants of any future outstanding indebtedness we or our subsidiary incur.

        In addition, because we are a holding company, claims by our stockholders will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our subsidiary, including obligations under our credit facilities. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our subsidiary will be able to satisfy the claims of our stockholders only after all of our and our subsidiary's liabilities and obligations have been paid in full.

Provisions of our charter documents and the DGCL may inhibit a takeover, which could negatively affect our stock price.

        Provisions of our charter documents and the corporation laws of the state in which we are incorporated could discourage potential acquisition proposals or make it more difficult for a third party to acquire control of our company, even if doing so might be beneficial to our stockholders. Our amended and restated certificate of incorporation and by-laws provide for various procedural and other requirements that could make it more difficult for stockholders to effect certain corporate actions. For example, our amended and restated certificate of incorporation authorizes our board of directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock without any vote or action by our stockholders. Our board of directors could therefore authorize and issue shares of preferred stock with voting or conversion rights that could dilute the voting power or diminish other rights of holders of our common stock. Additional provisions are included in our amended and restated certificate of incorporation and by-laws which could make it more difficult for stockholders to effect certain corporate actions, including:

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

        In addition, Section 203 of the General Corporation Law of the State of Delaware prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns or within the last three years has owned 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, Section 203 may discourage, delay or prevent a change in control of our company.

ITEM 1B.    Unresolved Staff Comments

        Not applicable.

ITEM 2.    Properties

        We maintain our principal executive offices in Dallas, Texas, where we lease approximately 23,450 square feet of space. The lease in Dallas expires in 2015. At March 10, 2008, we owned or leased 67 ice manufacturing plants and 60 distribution centers. As of March 10, 2008, we leased 12 of our ice manufacturing plants and 19 of our distribution centers. The leases are scheduled to expire at various dates from 2008 to 2017. Including an installed base of approximately 3,000 Ice Factories, we had a combined, rated ice manufacturing capacity of approximately 18,000 tons per day. We believe that our current physical properties, along with our planned capital expenditures, are adequate for us to execute our current business strategy.

        Certain manufacturing and distribution facilities may be permanently closed in conjunction with our continuing consolidation plans, while others may be closed on a seasonal basis depending upon production requirements. As of March 10, 2008, we have one property that is being marketed for disposition. This property is excluded from the table below.

        The following is a list of our active facilities and total rated traditional ice manufacturing capacity as of March 10, 2008:

	No. of Manufacturing Facilities	No. of Distribution Centers	Traditional Manufacturing Capacity (Rated Tons Per Day)(1)
Alabama	6	4	1,090
Arizona	5	3	1,191
Arkansas	1	4	240
California	1	—	80
Colorado	1	—	320
Florida	10	5	2,278
Georgia	5	2	1,420
Louisiana	3	5	742
Maryland	1	2	240
Mississippi	—	2	—
Missouri	2	—	240
Nevada	1	—	260
New Mexico	1	3	160
North Carolina	4	—	1,105
Oklahoma	5	4	632
South Carolina	4	2	735
Tennessee	2	—	448
Texas	10	19	3,005
Utah	1	—	160
Virginia	3	5	880
West Virginia	1	—	120

Total	67	60	15,346

    (1)
    Does not include the rated ice manufacturing capacity of our installed Ice Factories, which was approximately 3,000 tons per day in the aggregate as of March 10, 2008.

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

        On July 3, 2007, a stockholder derivative complaint was filed on our behalf in the 199th Judicial District Court of Collin County, Texas, Cause No. 199-02240-07, naming as defendants, among others, the members of our board of directors and GSO Capital Partners LP ("GSO"). We were also named as a nominal defendant. On August 9, 2007, the complaint was amended by the plaintiff, purporting to state a class action claim on behalf of our stockholders. The amended complaint alleged, among other things, that our directors breached their fiduciary duties in connection with the proposed merger transaction between us and affiliates of GSO by approving a transaction that would purportedly provide certain of our stockholders and directors with preferential treatment at the expense of our other stockholders and would not maximize stockholder value. A second amended complaint was filed on September 10, 2007 containing similar allegations and also setting forth various alleged omissions from the disclosures provided by us in our preliminary proxy statement relating to the special meeting of our stockholders to adopt the merger agreement. All defendants have served answers to the second amended complaint.

        On September 27, 2007, the plaintiff filed a motion seeking a temporary restraining order to enjoin the special meeting of our stockholders to adopt the merger agreement. We and the other defendants opposed the motion and vigorously disputed the plaintiff's assertions. A hearing on the motion was scheduled for October 3, 2007. On that date, we and the other parties reached an agreement in principle to settle the action in return for our providing certain supplemental disclosures in advance of the special meeting of our stockholders. The defendants also agreed that, if the settlement was approved by the Court and consummated in accordance with its terms, we would pay plaintiff's attorneys' fees and expenses in an amount awarded by the Court but not to exceed $325,000 in the aggregate. The defendants denied, and continue to deny, all allegations of wrongdoing and agreed to the settlement solely to avoid the burden and expense of further litigation and to eliminate any possibility of a delay to the special meeting as a result of the litigation. The proposed settlement was expressly subject to consummation of the merger transaction, among other conditions.

        On January 31, 2008, we announced that the merger agreement had been terminated. As a result, the proposed settlement will not be consummated. It is uncertain whether the action will proceed in light of the termination of the merger agreement and the resulting cancellation of the proposed settlement. We and the other defendants intend to defend ourselves vigorously against plaintiff's claims if the action continues.

        On February 13, 2008, the alleged stockholder that is plaintiff in the litigation described above, filed a second action styled as a putative stockholder derivative action on our behalf, also in the 199th Judicial District Court of Collin County, Texas. The complaint names the members of our board of directors as defendants. In the complaint, the plaintiff claims that the directors breached their fiduciary duties and committed waste by "causing the Company" to enter into the Settlement Agreement dated January 31, 2008 with certain affiliates of GSO relating to the termination of the merger agreement. As a result of the termination of the merger agreement, we were paid $21 million by the GSO affiliates. Under the Settlement Agreement, we have reimbursed the GSO affiliates $4 million for certain expenses incurred in connection with the proposed merger transaction. The complaint seeks injunctive relief against the $4 million payment to the GSO affiliates, an order directing the defendants to reimburse us to the extent any such payment has been made, and plaintiff's costs and attorneys' fees in bringing the action. Defendants' responses to the complaint are due by March 28, 2008. The defendants intend to defend themselves vigorously against plaintiff's claims.

        In March 2008, we and certain of our employees, including members of our management, received grand jury subpoenas issued from the U.S. District Court for the Eastern District of Michigan seeking information in connection with an investigation by the Antitrust Division of the United States Department of Justice ("DOJ") into possible antitrust violations in the packaged ice industry. In addition, on March 5, 2008, federal officials executed a search warrant at our corporate office in Dallas, Texas. We expect to make available documents and other requested information to the DOJ's Antitrust Division in connection with the investigation. The subpoenas we and our employees received are part of a broader industry inquiry; at least one other packaged ice manufacturer has also received such a subpoena. Senior management is not aware that the Company has engaged in anticompetitive behavior, or other activities, which would violate the antitrust laws. On March 6, 2008, our Board of Directors formed a special committee of independent directors to conduct an internal investigation of these matters. The special committee's investigation is ongoing and the outcome of the investigation is unknown. The special committee has hired special counsel to assist in its investigation.

        On March 10, 2008, March 11, 2008, and March 12, 2008, three putative class actions were filed against Reddy Ice Holdings, Inc., Arctic Glacier Income Fund, Arctic Glacier, Inc., Arctic Glacier

International, Inc., and Home City Ice Company in the United States District Court for the District of Minnesota. Although we have not yet been formally served in connection with these lawsuits, we understand that these three actions allege violations of the federal antitrust laws and related claims and seek damages and injunctive relief. We intend to vigorously defend these lawsuits. At this time we are unable to predict the potential outcome of these lawsuits or any potential effect they may have on us or our operations.

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

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock was listed on the New York Stock Exchange under the symbol "FRZ" on August 10, 2005. Prior to that time, there was no public market for our common stock. The following table presents the high and low sales prices for the common stock on the New York Stock Exchange during the periods indicated and the dividends declared during such periods:

	NYSE Market Price
			Cash dividends declared per share
	High	Low
2005
Third quarter (commencing August 10, 2005)	$22.45	$19.00	$0.20788
Fourth quarter	$22.76	$20.25	$0.38250
2006
First quarter	$23.50	$19.50	$0.38250
Second quarter	$24.38	$19.30	$0.40000
Third quarter	$24.75	$20.11	$0.40000
Fourth quarter	$27.45	$22.30	$0.40000
2007
First Quarter	$30.18	$24.61	$0.40000
Second quarter	$31.03	$27.75	$0.42000
Third quarter	$32.31	$25.80	$0.42000
Fourth quarter	$29.50	$23.90	$0.42000
2008
First Quarter (through March 10, 2008)	$26.27	$12.00	—

(1)
See "Dividend Policy" below for additional information regarding dividends.

        As of March 10, 2008 there were approximately 104 registered holders of record of our common stock and 21,999,995 shares of our common stock outstanding. Because many of our shares of common stock are held by brokers and other institutions on behalf of beneficial stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Dividend Policy

        Since the completion of the initial public offering of our common stock on August 12, 2005, our board of directors has declared dividends on our common stock as follows:

Declaration Date	Record Date	Dividend Payable Date	Dividend Per share	Total Dividend(1)
August 11, 2005	September 30, 2005	October 17, 2005	$0.20788	$4.5 million
December 15, 2005	December 30, 2005	January 17, 2006	$0.38250	$8.3 million
March 15, 2006	March 31, 2006	April 17, 2006	$0.38250	$8.3 million
June 15, 2006	June 30, 2006	July 17, 2006	$0.40000	$8.7 million
September 15, 2006	September 29, 2006	October 16, 2006	$0.40000	$8.8 million
December 15, 2006	December 29, 2006	January 16, 2007	$0.40000	$8.8 million
March 15, 2007	March 30, 2007	April 16, 2007	$0.40000	$8.8 million
June 15, 2007	June 29, 2007	July 16, 2007	$0.42000	$9.3 million
September 15, 2007	September 28, 2007	October 15, 2007	$0.42000	$9.2 million
December 15, 2007	December 31, 2007	January 15, 2008	$0.42000	$9.2 million

(1)
Includes payments of dividend equivalents in connection with Restricted Share Units issued pursuant to the 2005 Long Term Incentive and Share Award Plan, as amended.

        As previously announced, we intend to continue paying quarterly dividends at an annual rate of $1.68 per share on our common stock outstanding, subject to the Board's decision to declare these dividends and various restrictions on our ability to do so. The Board will evaluate whether to pay a dividend on a quarterly basis and will base its decisions on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors the Board may deem relevant.

        The amounts available to us to pay further cash dividends are restricted by our credit facilities and the indenture governing our senior discount notes. For additional information about the restrictions on our ability to pay future dividends, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Covenant Compliance."

Equity Compensation Plans

        Information concerning securities authorized for issuance under equity compensation plans is set forth in "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Sales of Unregistered Securities

        None.

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

  •
  approximately $169.8 million was used to repurchase our senior subordinated notes; and

  •
  approximately $9.6 million was retained by the Company as additional cash in hand.

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

        On May 30, 2006, July 10, 2006, July 13, 2006 and September 22, 2006, we used a total of $0.6 million of the retained proceeds from our initial public offering to pay for costs associated with a secondary stock offering compeleted in May 2006.

        October 31, 2007, November 16, 2007 and December 28, 2007 we used a total of $2.0 million of the retained proceeds from our initial public offering to pay for costs associated with the contemplated merger transaction with GSO.

        At December 31, 2007, the remaining proceeds from our initial public offering were $6.5 million, which includes interest earned since August 2005.

ITEM 6.    Selected Financial Data

        The following table sets forth, for the periods and dates indicated selected consolidated data derived from our consolidated financial statements. The following information should be read in conjunction with our consolidated financial statements, including the notes thereto, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.

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

	Successor				Successor	Predecessor	Combined
					May 8, 2003 (Date of Inception) to December 31, 2003		Twelve Months Ended December 31, 2003(1)
	Year Ended December 31,					January 1 to August 14, 2003
	2007	2006	2005	2004
	(in thousands, except per share amounts)
Operating Data:
Revenues	$339,038	$334,950	$306,255	$269,725	$80,465	$140,376	$220,841
Cost of sales (excluding depreciation)	215,204	205,936	187,949	164,128	49,278	85,041	134,319
Depreciation expense related to cost of sales	19,832	18,532	17,783	16,782	5,505	10,491	15,996

Gross profit	104,002	110,482	100,523	88,815	25,682	44,844	70,526
Operating expenses	44,981	48,475	40,449	35,338	12,614	17,208	29,822
Transaction costs related to merger	2,456	—	—	—	—	—	—
Depreciation and amortization expense	6,176	5,621	5,450	5,108	1,674	3,382	5,056
Loss (gain) on dispositions of assets	1,743	1,060	1,157	398	(10)	(6)	(16)
Impairment of assets	1,440	370	—	—	—	—	—
Management agreement termination fees and transaction bonuses and expenses	—	—	6,171	—	—	—	—
Other income, net	—	—	—	—	—	108	108
Interest expense	31,307	29,624	34,421	25,105	10,370	21,063	31,433
Interest income	(852)	(869)	—	—	—	—	—
Loss on extinguishment of debt	—	—	28,189	—	—	—	—
Income tax (expense) benefit	(7,347)	(10,349)	5,733	(8,873)	(393)	—	(393)

Income (loss) from continuing operations	$9,404	$15,852	$(9,581)	$13,993	$641	$3,305	$3,946
Income (loss) from discontinued operations, net of tax	939	(1,191)	(2,535)	2,558	1,077	2,260	3,337

Net income (loss)	$10,343	$14,661	$(12,116)	$16,551	$1,718	$5,565	$7,283

Net income (loss) available to common stockholders	$10,343	$14,661	$(12,116)	$5,968	$(2,713)	$2,999	$286

Basic net income (loss) per share:
Income (loss) from continuing operations available to common stockholders	$0.43	$0.74	$(0.57)	$0.25	$(0.49)	$0.04
Income (loss) from discontinued operations	0.04	(0.06)	(0.15)	0.19	0.14	0.11

Net income (loss) available to common stockholders	$0.47	$0.68	$(0.72)	$0.44	$(0.35)	$0.15

Weighted average common shares outstanding	21,784	21,405	16,760	13,675	7,858	20,159

Diluted net income (loss) per share:
Income (loss) from continuing operations available to common stockholders	$0.43	$0.74	$(0.57)	$0.25	$(0.49)	$0.03
Income (loss) from discontinued operations	0.04	(0.06)	(0.15)	0.19	0.14	0.11

Net income (loss) available to common stockholders	$0.47	$0.68	$(0.72)	$0.44	$(0.35)	$0.14

Weighted average common shares outstanding	21,980	21,716	16,760	13,703	7,858	20,808

Cash dividends declared per common share(2)	$1.66	$1.58	$0.59	$0.76	$—	$—

Balance Sheet Data:
Total cash and cash equivalents and restricted cash	$34,445	$39,434	$33,997	$4,478	$12,801
Working capital(3)	17,051	39,323	33,083	2,208	7,651
Total assets	607,560	610,272	603,764	588,620	614,336
Total debt	378,258	364,895	352,960	437,066	330,947
Total stockholders' equity	139,982	167,648	183,183	82,933	191,318
Other Financial Data:
Net cash provided by (used in):
Cash flows—operating activities	$62,022	$70,265	$55,587	$47,786	$30,092	$(4,846)	$25,246
Cash flows—investing activities	(48,033)	(29,534)	(20,551)	(30,205)	(206,128)	(6,612)	(212,740)
Cash flows—financing activities	(36,240)	(35,294)	(5,517)	(25,904)	188,837	11,664	200,501
Capital expenditures(4)	(24,605)	(18,582)	(19,265)	(15,988)	(3,252)	(7,848)	(11,100)
Proceeds from dispositions	1,193	1,967	2,108	2,657	311	1,236	1,547

(1)
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

Overview

        We are the largest manufacturer and distributor of packaged ice in the United States and currently serve approximately 82,000 customer locations in 31 states and the District of Columbia. Our business consists of:

  •
  the traditional manufacture and delivery of ice from a central point of production to the point of sale; and

  •
  the installation and operation of The Ice Factory, our proprietary equipment located in our customers' high volume locations that produces, packages and stores ice through an automated, self contained system.

        Seasonality.    Our results of operations are highly seasonal, characterized by peak demand during the warmer months of May through September, with an extended peak selling season in the southern United States. As a result of this seasonality and the fixed costs in our business, the proportion of revenues earned and the ratio of costs to revenues in any given quarter are not necessarily indicative of the ratios for a full year. Revenues within specific markets can also be affected by weather conditions, with cool or rainy weather negatively impacting demand and extremely hot weather increasing our costs as we respond to excess customer demand for our products. Approximately 68%, 70% and 70% of our revenues occurred during the second and third calendar quarters in 2007, 2006 and 2005, respectively. As a result of seasonal revenue declines and a less than proportional decline in certain expenses during the first and fourth calendar quarters, we typically experience lower profit margins resulting in losses during these periods. In addition, because a significant portion of our annual sales are generated during the second and third calendar quarters, our annual results of operations may fluctuate significantly if the weather during these periods is unusually cool or rainy on a national or regional basis. Cool and rainy weather has a negative impact on operations, while warm and dry weather generally has a positive impact. For additional information concerning the impact of seasonality on our results of operations, see "—General Economic Trends and Seasonality".

        Revenues.    Our revenues primarily represent sales of packaged ice and packaged ice bags for use in our Ice Factory equipment. There is no right of return with respect to these products. A portion of our revenues also represents fees earned under management agreements for Ice Factories located outside our primary territories that are recognized as earnings under contract terms.

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

        Operating Expenses.    Our operating expenses are costs associated with selling, general and administrative functions. These costs include executive officers' compensation, office and administrative salaries, insurance, legal and other professional services and costs associated with leasing office space. Labor costs, including associated payroll taxes and benefit costs, but excluding non-cash stock-based compensation expense, included in operating expenses represented approximately 7%, 8% and 7% of sales in 2007, 2006 and 2005, respectively.

        Facilities.    At March 10, 2008, we owned or operated 67 ice manufacturing facilities, 60 distribution centers, approximately 79,000 merchandisers (cold storage units installed at customer locations) and approximately 3,000 Ice Factories. As of the same date, we had an aggregate daily ice manufacturing capacity of approximately 18,000 tons.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

	Year Ended December 31,		Change from Previous Year
	2007	2006	Dollars	%
	(dollars in thousands)
Consolidated Results:
Revenues	$339,038	$334,950	$4,088	1.2
Cost of sales (excluding depreciation)	215,204	205,936	9,268	4.5
Depreciation expense related to cost of sales	19,832	18,532	1,300	7.0

Gross profit	104,002	110,482	(6,480)	(5.9)
Operating expenses	44,981	48,475	(3,494)	(7.2)
Transaction costs related to merger	2,456	—	2,456	—
Depreciation and amortization expense	6,176	5,621	555	9.9
Loss on dispositions of assets	1,743	1,060	683	64.4
Impairment of assets	1,440	370	1,070	289.2

Income from operations	47,206	54,956	(7,750)	(14.1)
Interest expense, net	30,455	28,755	1,700	5.9

Income from continuing operations before income taxes	16,751	26,201	(9,450)	(36.1)
Income tax (expense)	(7,347)	(10,349)	(3,002)	(29.0)

Income from continuing operations	$9,404	$15,852	$(6,448)	(40.7)

        Revenues:    Revenues increased $4.1 million from 2006 to 2007. This increase was primarily due to higher average selling prices, the effects of the acquisitions of ice companies, and the continuing effects of our package sizing initiative, which consisted primarily of converting a portion of our sales from seven to ten pound bags. These increases were offset by volume declines related to wetter and cooler weather in many of our markets during April through early August.

        Cost of Sales (Excluding Depreciation):    Cost of sales (excluding depreciation) increased $9.3 million from 2006 to 2007. This increase in cost of sales (excluding depreciation) was primarily due to increased labor and benefits costs of $5.2 million related primarily to annual wage increases and acquisitions and approximately $3.0 million of increases in fuel, electricity and other utility costs related to market increases in energy prices.

        Labor costs, including associated payroll taxes and benefit costs (including health insurance), accounted for approximately 24% and 23% of revenues in 2007 and 2006, respectively. Cost of plastic bags represented approximately 7% of revenues in 2007 and 2006. Fuel expenses represented approximately 4% of revenues in 2007 and 2006. Expenses for independent third party distribution services represented approximately 6% of revenues in 2007 and 2006. Electricity expense represented approximately 6% and 5% of revenues in 2007 and 2006, respectively.

        Depreciation Expense Related to Cost of Sales:    Depreciation expense related to cost of sales increased $1.3 million from 2006 to 2007 as a result of additional depreciation expense associated with new production and distribution equipment placed in service during 2007 and assets acquired through the acquisition of ice companies throughout 2006 and 2007, partially offset by the effect of asset dispositions.

        Operating Expenses:    Operating expenses decreased $3.5 million from 2006 to 2007. The decrease is primarily due to a $4.8 million decrease in incentive compensation expense, decreased non-cash stock-based compensation of $0.9 million and a $1.3 million decrease in professional services, partially offset by a $3.2 million increase in labor and benefits costs related to acquisitions, wage increases and changes in benefits programs in 2007. Included in professional services in 2006 was $1.2 million of costs related to a potential acquisition that was not completed in the first quarter of 2006 and the secondary stock offering completed in May 2006.

        Transaction Costs Related to Merger:    In 2007, $2.5 million of costs were incurred in connection with the contemplated transaction with GSO.

        Depreciation and Amortization Expense:    Depreciation and amortization increased $0.6 million from 2006 to 2007. This increase was primarily due to additional amortization expense associated with the intangible assets recorded in connection with the acquisitions completed in 2006.

        Impairment of Assets:    We reviewed a piece of real estate in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", as a result of a pending sale of that property. As a result of this review, we recorded an impairment charge of $1.4 million in the three months ended December 31, 2007.

        In 2006, we reviewed two pieces of real estate in accordance with SFAS No. 144, as a result of a pending sale of one property and physical damage to another. As a result, we recorded an impairment charge of $0.4 million in the three months ended June 30, 2006.

        Interest Expense, net:    Net interest expense increased $1.7 million from 2006 to 2007. This increase was primarily due to scheduled increases in the non-cash interest expense associated with our 10 1/2% senior discount notes, higher average balances on our revolving credit facility and an increase in the unhedged balance of our term loan, which is subject to market interest rates in excess of the effective hedge rate.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

	Year Ended December 31,		Change from Previous Year
	2006	2005	Dollars	%
	(dollars in thousands)
Consolidated Results:
Revenues	$334,950	$306,255	28,695	9.4
Cost of sales (excluding depreciation)	205,936	187,949	17,987	9.6
Depreciation expense related to cost of sales	18,532	17,783	749	4.2

Gross profit	110,482	100,523	9,959	9.9
Operating expenses	48,475	40,449	8,026	19.8
Depreciation and amortization expense	5,621	5,450	171	3.1
Loss on disposition of assets	1,060	1,157	(97)	(8.4)
Impairment of assets	370	—	370	—
Management agreement termination fees and transaction bonuses and expenses	—	6,171	(6,171)	(100.0)

Income from operations	54,956	47,296	7,660	16.2
Interest expense, net	28,755	34,421	(5,666)	(16.5)
Loss on extinguishment of debt	—	28,189	(28,189)	(100.0)

Income (loss) from continuing operations before income taxes	26,201	(15,314)	41,515	271.1
Income tax (expense) benefit	(10,349)	5,733	(16,082)	(280.5)

Income (loss) from continuing operations	$15,852	$(9,581)	$25,433	265.5

        Revenues:    Revenues increased $28.7 million from 2005 to 2006. This increase was primarily due to an increase in volume sales, primarily in the second quarter of 2006 as a result of favorable weather conditions in most of our markets, and the effects of package sizing initiatives, which consisted primarily of converting a portion of our ice sales from seven to ten pound bags. Also contributing to the increase was higher average pricing and the effects of the acquisitions of ice companies (approximately $4.4 million).

        Cost of Sales (Excluding Depreciation):    Cost of sales (excluding depreciation) increased $18.0 million from 2005 to 2006. This increase in cost of sales (excluding depreciation) was primarily due to the increased volume sales referred to above, approximately $2.9 million of additional costs associated with acquired ice operations, a $6.0 million increase in fuel, plastic bags and electricity costs due to market increases in energy prices and a $3.0 million increase in third party distribution costs related to increased volume sales and rate increases.

        Labor costs, including associated payroll taxes and benefit costs (including health insurance), accounted for approximately 23% and 24% of revenues in 2006 and 2005, respectively. Cost of plastic bags represented approximately 7% of revenues in 2006 and 2005. Fuel expenses represented approximately 4% of revenues in 2006 and 2005. Expenses for independent third party distribution services represented approximately 6% of revenues in 2006 and 2005. Electricity expense represented approximately 5% of revenues in 2006 and 2005.

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

        Operating Expenses:    Operating expenses increased $8.0 million from 2005 to 2006. The increase is primarily due to $2.3 million of increased incentive compensation, increased non-cash stock-based compensation of $2.3 million, additional costs related to wage increases and acquisitions of $0.8 million and a $1.8 million increase in professional services. Professional services include $1.2 million of costs related to the secondary stock offering complete in May 2006 and a potential acquisition that was not completed in the first quarter of 2006, as well as approximately $0.5 million of costs related to the implementation of the Sarbanes-Oxley Act requirements related to internal controls.

        Depreciation and Amortization Expense:    Depreciation and amortization increased $0.2 million from 2005 to 2006. This increase was primarily due to additional amortization expense associated with the intangible assets recorded in connection with the acquisitions completed in 2006.

        Impairment of Assets:    We reviewed two pieces of real estate in accordance with SFAS No. 144 as a result of a pending sale of one property and physical damage to another. As a result of this review, we recorded an impairment charge of $0.4 million in the three months ended June 30, 2006.

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

        Interest Expense, net:    Interest expense decreased $5.7 million from 2005 to 2006. This decrease was primarily due to a $9.0 million reduction in interest expense associated with the 8 7/8% senior subordinated notes that were repurchased in August 2005 and a $0.9 million increase in interest income earned on cash and cash equivalent balances, partially offset by a $3.7 million increase in term loan interest related to increased principal balances subsequent to the refinancing of our bank credit facility in August 2005.

        Loss on Extinguishment of Debt:    In connection with our initial public offering and the related transactions in August 2005, we redeemed substantially all of our 8 7/8% senior subordinated notes pursuant to a tender offer and consent solicitation and repaid all balances outstanding under our credit facility. We incurred a loss of $28.2 million in connection with these repayments consisting of the tender premiums and consent fees paid to the holders of the 8 7/8% senior subordinated notes (approximately $17.3 million), the write-off of deferred debt costs and original issue discount related to the 8 7/8% senior subordinated notes and the credit facility (approximately $10.6 million) and other fees and expenses (approximately $0.2 million). Additionally, during the three months ended September 30, 2005, we paid $0.4 million to purchase and retire senior discount notes with an aggregate principal amount at maturity of $0.5 million. A loss of $0.046 million was recognized in connection with this transaction.

Liquidity and Capital Resources

        We intend to fund our ongoing capital and working capital requirements as well as debt service, including our internal growth and acquisitions, through a combination of cash flows from operations and borrowings under our credit facilities.

        We generate cash from the sale of packaged ice through traditional delivery methods, by which we manufacture, package and store ice at a central facility and transport it to our customers' retail locations when needed, and through Ice Factories, which manufacture, package and store ice in our customers' retail locations. Our primary uses of cash are (a) cost of sales, (b) operating expenses, (c) debt service, (d) dividends on our common stock, (e) capital expenditures related to replacing and modernizing the capital equipment in our traditional ice plants and acquiring and installing additional Ice Factories and (f) acquisitions. We may also be required to use substantial amounts of cash to pay expenses relating to the ongoing antitrust investigation by the Antitrust Division of the United States Department of Justice. See Item 3. Legal Proceedings. Historically, we have financed our capital and working capital requirements, including our acquisitions, through a combination of cash flows from operations, borrowings under our revolving credit facilities and operating leases.

        Our ability to generate cash from our operations is subject to weather, general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. As a result, we cannot assure you that our business will generate cash flow from operations in amounts sufficient to enable us to service our debt and to fund our other liquidity needs. If we do not have sufficient liquidity, we will have to take actions such as reducing or delaying the payment of dividends to our common stockholders, strategic acquisitions, investments and joint ventures, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all. In addition, the terms of existing or future debt instruments, including the terms of the credit agreement governing our credit facilities and the indenture governing our senior discount notes, may restrict us from adopting some of these alternatives.

        During 2007, capital expenditures totaled $24.6 million. As we have consolidated acquisitions into the existing company infrastructure, we have identified non-core and excess assets which can be disposed of. From time to time, we also dispose of other assets which are no longer useful in our operations. As a result of dispositions of these non-core and excess assets, we realized proceeds of approximately $1.2 million in 2007. Our net capital expenditures in 2007 were $23.4 million.

        We sold our bottled water business and substantially all of our cold storage business on August 31, 2007 and September 7, 2007, respectively, for total gross cash proceeds of $20.3 million. These businesses comprised substantially all of our non-ice business. A gain of $1.4 million was recognized in connection with the sales.

        In 2007, we completed the acquisition of twenty ice companies for a total cash purchase price of approximately $26.8 million, including direct acquisition costs of $0.7 million. We also purchased one manufacturing facility which had previously been leased for $0.4 million. We will continue to evaluate acquisition opportunities as they become available. In conjunction with these evaluations, we will consider our liquidity, availability under our credit facilities, mandatory principal repayments under our debt agreements and availability of other capital resources.

Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

        Net cash provided by operating activities was $62.2 million, $70.3 million and $55.6 million in 2007, 2006 and 2005, respectively. The decrease in cash provided by operations from 2006 to 2007 is primarily due to a $7.3 million decrease in net income, after adjusting for non-cash expenses, and a $0.8 million increase in cash used by changes in working capital. The increase in cash provided by operations from 2005 to 2006 is due to a $14.9 million increase in net income, after adjusting for non-cash expenses, offset by a $0.2 million increase in cash used by changes in working capital.

        Net cash used in investing activities was $48.4 million, $29.5 million and $20.6 million in 2007, 2006 and 2005, respectively. Net cash used in investing activities in 2007 was composed of net capital expenditures of $23.4 million, acquisitions of ice companies and a leased manufacturing facility totaling $27.2 million, offset by $2.1 million of available cash generated from the sale of our non-ice businesses. The net proceeds from the sale of those businesses were $19.4 million. Our senior credit agreement requires that the net proceeds from the sales be used either to repay term borrowings under the credit facility or to make acquisitions and/or capital expenditures within twelve months of the receipt of such proceeds. Until used, the proceeds are on deposit in a restricted account with the administrative agent under the senior credit facility. The amount of the net proceeds released from the restricted account during 2007 was $2.1 million. Net cash used in investing activities in 2006 was composed of net capital expenditures of $16.6 million and acquisitions of ice companies totaling $12.9 million. Net cash used in investing activities in 2005 was composed of net capital expenditures of $17.2 million and acquisitions of ice companies and leased assets totaling $3.4 million.

        Net cash used in financing activities was $36.1 million, $35.3 million and $5.5 million in 2007, 2006 and 2005, respectively. The use of cash in financing activities in 2007 was primarily the result of the payment of cash dividends to our common stockholders. The use of cash in financing activities in 2006 was a result of the payment of $34.1 million in cash dividends to our common stockholders, $1.0 million for the repurchase of common stock and $0.2 million used for debt repayment. The use of cash in financing activities in 2005 was a result of the repayment of outstanding amounts on the revolving credit facility and other miscellaneous debt during the year of approximately $6.0 million and the payment of $4.5 million in cash dividends to our common stockholders, offset by a net $5.0 million provided by the initial public offering of our common stock and other related transactions. The initial public offering and stock option exercises provided net cash proceeds of $118.0 million and the issuance of the new term loan under our credit facilities provided $240.0 million. Approximately $353.0 million was spent to retire our 8 7/8% senior subordinated notes and fund debt issuance costs.

Long-term Debt and Other Obligations

        Overview.    At December 31, 2007, we had approximately $378.3 million of total debt outstanding as follows:

  •
  $138.2 million of Reddy Holdings' 10 1/2% senior discount notes due 2012 (net of unamortized discount of $12.3 million);

  •
  $240.0 million of outstanding term loans under our credit facilities which mature on August 12, 2012; and

  •
  $0.02 million of other debt.

        Senior Discount Notes.    On October 27, 2004, Reddy Ice Holdings, Inc. issued $151.0 million in aggregate principal amount at maturity of 10 1/2% senior discount notes due 2012 in a private placement offering pursuant to an exemption from registration under the Securities Act of 1933. The senior discount notes were sold at 66.333% of the stated principal amount, which resulted in gross proceeds of $100.2 million. We used the net proceeds of the offering, together with a dividend of approximately $28.4 million from our subsidiary to redeem all of Reddy Holdings' existing series A preferred stock for approximately $99.2 million, to pay accumulated dividends on such stock as of the date of redemption in the amount of approximately $15.0 million and to pay a dividend of approximately $10.4 million to our common stockholders. In connection with these transactions, our subsidiary made a special transaction payment of approximately $1.2 million in the aggregate to certain members of management and certain directors. In connection with the offering of notes and the related transactions, we amended our credit agreement (see "—Credit Facilities" below).

        Each senior discount note had an initial accreted value of $663.33 per $1,000 principal amount at maturity. The accreted value of each senior discount note increases from the date of issuance until November 1, 2008 at a rate of 10 1/2% per annum such that the accreted value will equal the stated principal amount at maturity on November 1, 2008. Thereafter, cash interest will accrue and be payable semi-annually beginning on May 1, 2009 at a rate of 10 1/2% per annum. The senior discount notes are unsecured obligations of Reddy Holdings and are:

  •
  not guaranteed by Reddy Holdings' subsidiary;

  •
  senior in right of payment to all of Reddy Holdings' future subordinated indebtedness;

  •
  equal in right of payment with any of Reddy Holdings' existing and future unsecured senior indebtedness;

  •
  effectively subordinated to Reddy Holdings' existing and future secured debt, including debt under our credit facilities that is guaranteed by Reddy Holdings; and

  •
  structurally subordinated to all obligations and preferred equity of Reddy Holdings' subsidiary.

        The senior discount notes include customary covenants that restrict, among other things, the ability to incur additional debt or issue certain preferred stock, pay dividends or redeem, repurchase or retire our capital stock or subordinated indebtedness, make certain investments, incur liens, enter into arrangements that restrict dividends from our subsidiary, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. From and after November 1, 2008, we may redeem any or all of the senior discount notes by paying a redemption premium which is initially 5.25% of the principal amount at maturity of the notes, and will decline annually to zero commencing on November 1, 2010. If we experience a change of control we will be required to make an offer to repurchase the senior discount notes at a price equal to 101% of their accreted value, plus accrued and unpaid interest, if any, to the date of purchase. We may also be required to make an offer to purchase the senior discount notes with proceeds of asset sales that are not reinvested in our business or used to repay other indebtedness, including the proceeds of the sales of our bottled water and cold storage businesses. We registered the senior discount notes with the SEC pursuant to a registration statement that was declared effective on August 26, 2005. Prior to that date, we accrued additional interest pursuant to a registration rights agreement entered into at the time the senior discount notes were issued. See Note 9 to our audited financial statements included under Item 8 for additional information.

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

        The consolidated coverage ratio under the indenture governing our senior discount notes means the ratio of our EBITDA for the most recent four fiscal quarters to our consolidated interest expense for such four quarter period. "EBITDA" under the indenture governing our senior discount notes is defined as the sum of our consolidated net income plus our income tax expense, our interest expense, our depreciation and amortization expense, unrealized non-cash gains or losses or non-cash charges in respect of hedging obligations required to be taken under generally accepted accounting principles, unrealized foreign currency translation gains or losses and all other non-cash charges, except to the extent representing an accrual or reserve for a future cash expenditure). "Consolidated net income" under the indenture governing our senior discount notes is defined as net income of Reddy Holdings and its restricted subsidiary: plus or minus cash dividends received on investments or equity in net losses of persons other than the restricted subsidiary, respectively; provided that the following are not included in consolidated net income: (i) net income or loss of the subsidiary acquired in pooling of interests transactions for any period prior to the date of their acquisition, (ii) any net income of the subsidiary restricted in the payment of a dividend (other than certain permitted restrictions, including those under our credit facilities), (iii) gains or losses from non-ordinary course asset sales, (iv) extraordinary gains or losses, (v) the cumulative effect of changes in accounting principles, (vi) non-recurring fees and expenses and write offs of deferred financing costs related to the financing transactions in connection with the 2003 merger of Cube Acquisition Corp. and Packaged Ice, Inc. and, (vii) any fees, charges, costs or expenses relating to our initial public offering and the related transactions and paid in cash, to the extent deducted in the determination of consolidated net income. "Consolidated interest expense" under the indenture governing our senior discount notes is defined as total interest expense plus, to the extent not included in total interest expense, (i) interest expense attributable to capital leases, (ii) amortization of debt discount and issuance costs, (iii) capitalized interest, (iv) non-cash interest expense, (v) fees on letters of credit, (vi) net payments pursuant to hedging obligations, (vii) dividends accrued on certain disqualified stock (viii) interest incurred in connection with investments in discontinued operations, (ix) interest on guaranteed indebtedness and (x) cash contributions to employee stock ownership plans to the extent they are used to pay interest or fees on indebtedness incurred by such plans. We are generally required to calculate our consolidated coverage ratio on a pro forma basis to give effect to incurrences and repayments of indebtedness as well as acquisitions and dispositions.

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

        Credit Facilities.    On August 12, 2005, Reddy Ice Group, Inc., our wholly-owned subsidiary, entered into new credit facilities in an aggregate principal amount of $300 million with a syndicate of banks, financial institutions and other entities as lenders, including Credit Suisse, Cayman Islands Branch, as Administrative Agent, CIBC World Markets Corp., Bear Stearns Corporate Lending Inc. and Lehman Commercial Paper, Inc. The credit facilities provided for a seven-year term loan in the amount of $240.0 million and a five-year revolving credit facility in the amount of $60.0 million. Proceeds of the term loan were used to repay our prior senior credit facility.

        On January 1, 2007, Reddy Ice Group merged with its wholly-owned subsidiary, Reddy Ice Corporation, with Reddy Corp. being the surviving entity. The Credit Facilities were amended on that date to allow the merger and to provide for the assumption of the Credit Facilities by Reddy Corp.

        At December 31, 2007, we had $54.2 million of availability under the revolving credit facility, net of outstanding standby letters of credit of $5.8 million. The standby letters of credit are used primarily to secure certain insurance obligations. As of March 10, 2008, the outstanding balances of standby letters of credit were $5.8 million. At this time, we do not anticipate any significant changes in our standby letters of credit until the second quarter of 2008, at which time collateral will be required for our 2008 policy renewals. However, later in 2008, this additional new collateral will be offset by reductions in collateral related to earlier policy years.

        Principal balances outstanding under the revolving credit facility bear interest per annum, at our option, at the sum of the base rate plus 0.75% or LIBOR plus 1.75%. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%. At December 31, 2007, the weighted average interest rate of borrowings outstanding under the credit facilities was 7.0%. Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the LIBOR loan exceeds 90 days. Reddy Corp. pays a quarterly fee on the average availability underthe revolving credit facility based on an annual rate of 0.5% except as described below.

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

        The credit facilities contain financial covenants, which include the maintenance of certain financial ratios, as defined in the credit facilities, and are collateralized by substantially all of Reddy Corp.'s assets. Reddy Holdings guarantees Reddy Corp.'s credit facilities and such guarantee is secured by a pledge of the capital stock of Reddy Corp. At December 31, 2007, Reddy Corp. was in compliance with these covenants.

        Under the restricted payments covenant, we generally are restricted from paying dividends to our stockholders from funds received from Reddy Corp., and Reddy Corp. is prohibited from paying dividends and otherwise transferring assets to Reddy Holdings. Reddy Corp is permitted to pay certain limited dividends to Reddy Holdings, the proceeds of which must be used to maintain Reddy Holdings' corporate existence. In addition, the covenant includes an exception for paying dividends in an amount not greater than our Cumulative Distributable Cash for the period (taken as one accounting period) from July 1, 2005 to the end of our most recently-ended fiscal quarter for which a covenant compliance certificate under our credit facilities has been delivered to the lenders.

        "Cumulative Distributable Cash" is defined under our credit facilities as:

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

        "Available Cash" for any fiscal quarter is defined under our credit facilities as:

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

        "Adjusted EBITDA" is defined under our credit facilities to be the sum of:

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

        Under Reddy Corp.'s credit facilities, Reddy Corp. may only pay dividends to us to make dividend payments on our common stock if Reddy Corp.'s total leverage ratio for the most recently ended fiscal quarter for which a covenant compliance certificate has been delivered is less than or equal to 3.75 to 1.0. If at the end of any fiscal quarter, Reddy Corp.'s leverage ratio is greater than 3.75 to 1.0, and therefore Reddy Corp. is not permitted to pay dividends, Reddy Corp. will be required by Reddy Corp.'s credit facilities to apply 50% of Reddy Corp.'s Available Cash generated during each such quarter to make a mandatory prepayment of the loans under Reddy Corp.'s credit facilities.

        In addition, we and Reddy Corp. will be precluded from paying any dividends if an event of default under Reddy Corp.'s credit facilities has occurred and is continuing. In particular, it will be an event of default if Reddy Corp.'s total leverage ratio exceeds 4.0 to 1.0 or Reddy Corp.'s interest coverage ratio is less than 3.25 to 1.0. At December 31, 2007 Reddy Holdings had $6.5 million of cash on hand that was not subject to any restrictions under our credit facilities.

        The following table presents Adjusted EBITDA on a pro forma basis after giving effect to the adjustments permitted under the description of the definition of Adjusted EBITDA set forth above. Adjusted EBITDA is different from EBITDA that is derived solely from GAAP components. Adjusted EBITDA should not be construed as an alternative to net income, cash flows from operations or net cash from operating or investing activities as defined by GAAP, and it is not necessarily indicative of cash available to fund our cash needs as determined in accordance with GAAP. In addition, not all companies use identical calculations, and this presentation may not be comparable to similarly titled measures of other companies. A reconciliation of Net income to EBITDA and Adjusted EBITDA follows the table.

Year Ended December 31, 2007
(unaudited, in thousands)
Pro forma adjusted EBITDA	$84,520
Total leverage ratio	2.9:1.0
Interest coverage ratio	5.1:1.0

        The following table sets forth a reconciliation of Net Income to EBITDA and Adjusted EBITDA:

Year Ended December 31, 2007
(in thousands)
Net income	$10,343
Depreciation expense related to costs of sales	20,545
Depreciation and amortization expense	6,382
Interest expense	31,307
Interest income	(852)
Income tax expense	7,931

EBITDA	75,656
Other non-cash charges:
Stock-based compensation expense	3,879
Loss on disposition of assets	1,726
Impairment of assets	1,440
Gain on sale of discontinued operations	(1,407)
Transaction costs related to merger(a)	2,456

Adjusted EBITDA	$83,750

Disposition adjustments(b)	(1,018)

Adjusted EBITDA from continuing operations	$82,732
Acquisition adjustments(c)	1,742
Elimination of lease expense(d)	46

Pro forma adjusted EBITDA	$84,520

    (a)
    Represents costs incurred in connection with the terminated acquisition of the Company by GSO. These costs are excluded from the calculation of Adjusted EBITDA for purposes of the Company's credit facility as these amounts have been or will be paid by Reddy Holdings from the excess cash remaining from the initial public offering of its common stock in August 2005 or the funds paid to Reddy Holdings by affiliates of GSO in February 2008 in connection with the Settlement Agreement.

    (b)
    Represents the elimination of the historical Adjusted EBITDA associated with the discontinued operations.

    (c)
    Represents the incremental Adjusted EBITDA of acquired businesses as if each acquisition had been consummated on the first day of the period presented. All acquisitions included herein were consummated on or before December 31, 2007.

    (d)
    Represents the elimination of lease expense on a manufacturing facility purchased in the fourth quarter of 2007, as if the purchase had been consummated on the first day of the period presented.

        Interest Rate Hedging Agreement.    Effective September 12, 2005, we entered into an interest rate hedging agreement (the "Hedge") to fix the interest rate on a portion of our term loan facility. The Hedge has a term of three years and ten months and an initial notional balance of $220 million. The notional balance decreases by $20 million on October 12 of each of the following three years, beginning on October 12, 2006. We pay a fixed rate of 4.431% on the notional balance outstanding and receive an amount equal to 3-month LIBOR. Any net payable or receivable amount is settled quarterly. If we had been required to settle the Hedge as of December 31, 2007, we would have paid $1.5 million. In accordance with hedge accounting rules, the fair value of the Hedge is included in the caption "Deferred Taxes and Other Liabilities, net" in the consolidated balance sheet. Changes in the fair value of the Hedge are recorded as "Other Comprehensive Income" in the consolidated statement of stockholders' equity. We are exposed to risk of loss in the event of non-performance by the counterparty to the Hedge. We do not anticipate non-performance by the counterparty, however recent dislocations in the credit markets have resulted in greater uncertainty regarding counterparty performance.

        Liquidity Outlook.    Due to the seasonal nature of our business, we record the majority of our revenues and profits during the months of May through September. The majority of the cash generated from those operations is received between July and November. We have used the excess cash generated from our 2007 selling season to fund our operations during the winter months, as well as capital expenditures, acquisitions and dividends to our common stockholders.

        We estimate that our capital expenditures for 2008 will be approximately $17 million to $19 million, which will primarily be used to maintain and expand our traditional ice operations. There can be no assurance that our capital expenditures will not exceed this estimate. In the normal course of our business, we dispose of obsolete, worn-out and unneeded assets. As a result of dispositions of excess assets, we estimate that we will generate proceeds of approximately $2 million to $4 million in 2008 for net capital expenditures of approximately $13 million to $17 million. The net proceeds from the sale of our bottled water and cold storage businesses are restricted pursuant to the terms our credit facilities for the purposes of repayment of term loans, acquisitions or capital expenditures. It is currently our intention to utilize the net proceeds from those sales primarily to fund capital expenditures over the next twelve months in order to maximize Available Cash under our credit facilities.

        Based on our expected level of operations, we believe that cash flows from operations, together with available borrowings under our revolving credit facility, will be adequate to meet our future liquidity needs for at least the next twelve months. As of March 10, 2008, we had approximately $22 million of cash on hand at Reddy Holdings, approximately $15 million of restricted cash at Reddy Corp. and approximately $44.9 million of availability under our revolving credit facility, which reflected an outstanding balance of $9.3 million under our revolving credit facility and standby letters of credit of $5.8 million. During the next two months, we expect availability under our revolving credit facility will range between approximately $32 million to $38 million due to borrowings on our revolving credit facility to fund operations, capital expenditures, debt service, acquisitions and common stock dividends. Expenses in connection with the antitrust investigation and litigation may require additional borrowings under our revolving credit facility, or the use of cash on hand at Reddy Holdings. Such borrowings under our revolving credit facility are expected on a seasonal basis as our cash flows from operations decline to their lowest point during March and April due to reduced sales in January and February and the need to finance seasonal increases in accounts receivable and inventories as temperatures and sales volumes begin to increase in April and May.

        Through March 10, 2008, we have completed two acquisitions with an aggregate acquisition cost of approximately $2.4 million. We intend to pursue additional acquisitions throughout the remainder of 2008, although such future acquisitions are subject to significant uncertainties as to timing, price and availability. If we are successful in completing any acquisitions in during the next two months, additional borrowings under the credit facilities may be required.

        As noted previously, we record the majority of our sales and profits during the months of May through September and the majority of the cash generated from those operations is received in August through November. During those months in 2008, we expect to repay all amounts borrowed under our revolving credit facility in the spring, fund dividends on our common stock, fund current capital expenditures and debt service and build up cash balances. As noted earlier in the discussion of our senior discount notes (see "—Senior Discount Notes"), interest expense on those notes becomes payable in cash on a semi-annually basis beginning May 1, 2009. The annual cash obligation for this interest is $15.8 million. We believe our cash flows from operations will be sufficient to meet these cash requirements.

        Debt and Capital Leases.    The table below summarizes the future payments due under our significant contractual obligations as of December 31, 2007:

	Total	2008	2009 to 2010	2011 to 2012	2013 and thereafter
	(in millions)
Long-term debt(1)	$525.8	$17.7	$62.9	$445.2	—
Operating leases	41.7	10.3	16.0	11.2	4.2
Purchase obligations(2)	95.3	17.3	39.4	36.2	2.4
Uncertain tax positions(3)	2.1	2.1	—	—	—

Total contractual obligations	$664.9	$47.4	$118.3	$492.6	$6.6

(1)
Includes estimated cash interest to be paid over the remaining terms of the debt.

(2)
Consists of our obligation to purchase (i) 2,000 merchandisers and $0.75 million of spare parts per year under a supply agreement that expires May 31, 2012 and (ii) 250 million bags per year under a supply agreement that expires on March 1, 2013.

(3)
Due to the uncertainty related to the timing and reversal of uncertain tax positions, only the short-term uncertain tax benefits have been provided in the table above. The long-term amounts excluded from the table above were approximately $1.4 million.

General Economic Trends and Seasonality

        Our results of operations are generally affected by the economic trends in our market area, but results to date have not been significantly impacted by inflation. If we experience an extended period of high inflation, which affects multiple expense items, we believe that we will be able to pass on these higher costs to our customers.

        The ice business is highly seasonal, with the bulk of demand coming in the warmer spring and summer months. Accordingly, we experience seasonal fluctuations in our net sales and profitability. We make a disproportionate amount of our sales in the second and third calendar quarters. We also typically have net income in these same periods, whereas we typically experience net loss in the first and fourth calendar quarters. We believe that over two-thirds of our revenues will occur during the second and third calendar quarters when the weather conditions are generally warmer and demand is greater, while less than one-third of our revenues will occur during the first and fourth calendar quarters when the weather is generally cooler. This belief is consistent with historical trends. As a result of seasonal revenue declines and the lack of proportional corresponding expense decreases, we will most likely experience lower profit margins and even losses during the first and fourth calendar quarters. In addition, because our operating results depend significantly on sales during our peak season, our quarterly and annual results of operations may fluctuate significantly as a result of adverse weather during this peak selling period if the weather is unusually cool or rainy on anational or regional basis.

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

Intangible Assets	Useful Life
Goodwill	Indefinite life
Trade name	Indefinite life
Patent	Remaining legal life of 18 years
Customer relationships	Straight line method over economic lives of eight to 30 years
Debt issue costs	Effective interest method over the term of the debt

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

        Stock-based Compensation.    Effective January 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure". Under the provisions of SFAS No. 148, the Company selected the modified prospective method of adoption and therefore began recognizing stock-based employee compensation cost related to all employee awards that were outstanding as of January 1, 2005.

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

        Through December 31, 2004, we accounted for stock-based awards under the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost related to stock options was reflected in the net income available to common stockholders for the year ended December 31, 2004 as all outstanding stock options had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Recently Adopted Accounting Pronouncements

        In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements. SAB 108 was effective for fiscal years ending after November 15, 2006. Adoption of SAB 108 did not have a material effect on our results of operations or financial position.

        In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 utilizes a two-step approach for evaluating tax positions. The first step, recognition, occurs when an enterprise concludes that a tax position, based solely on its technical merits is more likely than not to be sustained upon examination. The second step, measurement, is only addressed if the recognition criteria have been satisfied. In the measurement process, the tax benefit is measured at the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon final settlement. FIN 48's use of the term "more likely than not" is consistent with how the term is used in SFAS No. 109 (i.e. the likelihood of an occurrence greater than 50%). FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109. We adopted FIN 48 as of January 1, 2007. As a result of adoption, we recognized a $2.9 million increase in our liability for unrecognized tax benefits. This also resulted in a $1.8 million increase to our January 1, 2007 retained deficit balance and a $1.1 million increase in federal deferred tax benefits related to the federal income tax benefit of the unrecognized tax position and a $0.8 million reclassification of amounts previously reserved at December 31, 2006. Adoption of this standard had no impact on our operating results.

New Accounting Pronouncements

        On June 14, 2007, the FASB reached consensus on EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards". EITF No. 06-11 requires that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF No. 06-11 is effective for fiscal years beginning on or after December 15, 2007. We are currently evaluating the impact that this standard may have on our results of operations and financial position.

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value estimates. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2 which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The other provisions of this standard are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that this standard may have on our results of operations and financial position.

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

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact that this standard may have on our results of operations and financial position.

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

        Effective September 12, 2005, we entered into an interest rate hedging agreement (the "Hedge") to fix the interest rate on a portion of the term loan outstanding under the credit facilities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Interest Rate Hedging Agreement."

        As of December 31, 2007, our credit facilities had an outstanding principal balance of $240.0 million at a weighted average interest rate of 7.0% per annum. At December 31, 2007, the 30-day LIBOR rate was 4.7%. Including the effect of the Hedge, the weighted average interest rate was 6.4%. If LIBOR were to increase by 1% from year end levels, the annual increase in interest expense, given our principal balances at December 31, 2007 and the effect of the Hedge, would be approximately $0.6 million.

ITEM 8.    Financial Statements and Supplementary Data

        The financial statements and supplementary data required hereunder are included in this report as set forth in Item 15(a) of Part IV hereof and are incorporated herein by reference.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A. Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2007. Based on that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

        Management's Report on Internal Control Over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f) and 15d-15(f).

        All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on this assessment we believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

        Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2007, which is included under the caption "Report of Independent Registered Public Accounting Firm".

        Changes in Internal Controls over Financial Reporting.    There has been no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information

        None.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

        The information called for by this item is hereby incorporated by reference from our Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 11.    Executive Compensation

        The information called for by this item is hereby incorporated by reference from our Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information called for by this item is hereby incorporated by reference from our Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 13.    Certain Relationships and Related Transactions

        The information called for by this item is hereby incorporated by reference from our Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 14.    Principal Accountant Fees and Services

        The information called for by this item is hereby incorporated by reference from our Proxy Statement for the 2008 Annual Meeting of Stockholders.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

  (a)
  The following documents are filed as part of this Annual Report or are incorporated by reference:

        1.     Financial Statements

  Report of Independent Registered Public Accounting Firm

  Consolidated Balance Sheets as of December 31, 2007 and 2006.

  Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005.

  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2007, 2006 and 2005.

  Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

  Notes to Consolidated Financial Statements for the years ended December 31, 2007, 2006 and 2005.

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
10.22
First Amendment and Assumption Agreement among Reddy Ice Holdings, Inc., Reddy Ice Group, Inc., Reddy Ice Corporation, the Lenders and Credit Suisse, Cayman Islands Branch, dated as of January 1, 2007. (Exhibit 10.22)(12)
10.23	Amended and Restated Borrower Pledge and Security Agreement between Reddy Ice Corporation and Credit Suisse, Cayman Islands Branch dated as of January 1, 2007. (Exhibit 10.23)(12)
10.24	Amendment to Reddy Ice Holdings, Inc. 2003 Stock Option Plan. (Exhibit 10.28)(9)
10.25†	Reddy Ice Holdings, Inc. 2005 Long Term Incentive and Share Award Plan, as amended on May 17, 2007.
10.26	Form of Restricted Share Unit Agreement for certain members of management. (Exhibit 10.1)(10)
10.27	Form of Restricted Share Unit Agreement. (Exhibit 10.2)(10)
11.1*	Statement Regarding Computation of Per Share Earnings
12.1*	Statements Regarding Computation of Ratios
14.1+	Code of Business Conduct and Ethics, dated December 4, 2007
21.1	List of subsidiaries. (Exhibit 21.1)(12)
23.1†	Consent of Deloitte & Touche LLP.
31.1†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Section 1350 Certification of Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Section 1350 Certification of Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Included in our consolidated financial statements.

†
Filed herewith.

(1)
Filed as an Exhibit to Packaged Ice, Inc.'s Form 8-K filed with the Commission on May 14, 2003 and incorporated herein by reference.

(2)
Filed as an Exhibit to Packaged Ice, Inc.'s Form 10-Q filed with the Commission on June 30, 2003 and incorporated herein by reference.

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

(12)
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

March 14, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ WILLIAM P. BRICK William P. Brick	Chairman of the Board and Chief Executive Officer	March 14, 2008
/s/ THEODORE J. HOST Theodore J. Host	Director	March 14, 2008
/s/ MICHAEL S. MCGRATH Michael S. McGrath	Director	March 14, 2008
/s/ TRACY L. NOLL Tracy L. Noll	Director	March 14, 2008
/s/ ROBERT N. VERDECCHIO Robert N. Verdecchio	Director	March 14, 2008

INDEX TO FINANCIAL STATEMENTS

Page
Reddy Ice Holdings, Inc. and Subsidiary
Financial Statements
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-5
Consolidated Statements of Operations for the Years ended December 31, 2007, 2006 and 2005	F-6
Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2007, 2006 and 2005	F-7
Consolidated Statements of Cash Flows for the Years ended December 31, 2007, 2006 and 2005	F-8
Notes to Consolidated Financial Statements for the Years ended December 31, 2007, 2006 and 2005	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Reddy Ice Holdings, Inc.
Dallas, Texas

        We have audited the accompanying consolidated balance sheets of Reddy Ice Holdings, Inc. and subsidiary (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Reddy Ice Holdings, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, which established new accounting and reporting standards for uncertainty in income taxes recognized in financial statements.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Dallas, Texas
March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Reddy Ice Holdings, Inc.
Dallas, Texas

        We have audited the internal control over financial reporting of Reddy Ice Holdings, Inc. and subsidiary (the "Company") as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of and for the year ended December 31, 2007 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2007 of the Company and our report dated March 14, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's adoption of a new accounting standard.

DELOITTE & TOUCHE LLP

Dallas, Texas
March 14, 2008

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,183	$39,434
Accounts receivable, net	27,268	25,723
Inventories, parts and supplies	10,709	11,455
Prepaid expenses and other current assets	3,434	2,719
Deferred tax assets	2,382	1,620

Total current assets	60,976	80,951
RESTRICTED CASH AND CASH EQUIVALENTS	17,262	—
PROPERTY AND EQUIPMENT, net	220,673	230,242
GOODWILL	226,591	216,370
OTHER INTANGIBLES, net	81,744	79,889
OTHER ASSETS	314	2,820

TOTAL	$607,560	$610,272

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$20	$51
Revolving credit facility	—	—
Accounts payable	16,371	14,090
Accrued expenses	18,294	18,659
Dividends payable	9,240	8,828

Total current liabilities	43,925	41,628
LONG-TERM OBLIGATIONS	378,238	364,844
DEFERRED TAXES AND OTHER LIABILITIES, net	45,415	36,152
COMMITMENTS AND CONTINGENCIES (Note 14)	—	—
STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value; 75,000,000 shares authorized; 21,999,995 and 21,809,395 shares issued and outstanding at December 31, 2007 and 2006, respectively	220	218
Additional paid-in capital	220,679	216,802
Accumulated deficit	(80,052)	(51,990)
Accumulated other comprehensive (loss) income	(865)	2,618

Total stockholders' equity	139,982	167,648

TOTAL	$607,560	$610,272

See notes to consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except per share amounts)
Revenues	$339,038	$334,950	$306,255
Cost of sales (excluding depreciation)	215,204	205,936	187,949
Depreciation expense related to cost of sales	19,832	18,532	17,783

Gross profit	104,002	110,482	100,523
Operating expenses	44,981	48,475	40,449
Transaction costs related to merger (Note 1)	2,456	—	—
Depreciation and amortization expense	6,176	5,621	5,450
Loss on dispositions of assets	1,743	1,060	1,157
Impairment of assets	1,440	370	—
Management agreement termination fees and
transaction bonuses and expenses (Note 11)	—	—	6,171

Income from operations	47,206	54,956	47,296
Interest expense	31,307	29,624	34,421
Interest income	(852)	(869)	—
Loss on extinguishment of debt	—	—	28,189

Income (loss) from continuing operations before income taxes	16,751	26,201	(15,314)
Income tax (expense) benefit	(7,347)	(10,349)	5,733

Income (loss) from continuing operations	9,404	15,852	(9,581)
Income (loss) from discontinued operations, net of tax (Note 3)	939	(1,191)	(2,535)

Net income (loss)	$10,343	$14,661	$(12,116)

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.43	$0.74	$(0.57)
Income (loss) from discontinued operations	0.04	(0.06)	(0.15)

Net income (loss)	$0.47	$0.68	$(0.72)

Weighted average common shares outstanding	21,784	21,405	16,760

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.43	$0.74	$(0.57)
Income (loss) from discontinued operations	0.04	(0.06)	(0.15)

Net income (loss)	$0.47	$0.68	$(0.72)

Weighted average common shares outstanding	21,980	21,716	16,760

Cash dividends declared per share	$1.6600	$1.5825	$0.5900

See notes to consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
						Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value	Additional Paid-In Capital	Unearned Compensation	Accumulated Deficit		Total
	(in thousands)
Balance at January 1, 2005	13,686	$137	$90,077	$(135)	$(7,146)	$—	$82,933
Reclassification of unearned compensation upon adoption of SFAS No. 123(R)	—	—	—	83	—	—	83
Compensation expense related to stock-based awards	35	—	2,864	—	—	—	2,864
Exercise of employee stock options	1,057	11	1,788	—	—	—	1,799
Excess tax benefit from exercise of employee stock options	—	—	2,258	—	—	—	2,258
Issuance of common stock in connection with initial public offering and related transactions, net of issuance costs	6,912	69	116,109	—	—	—	116,178
Cash dividends declared	—	—	—	—	(12,803)	—	(12,803)
Comprehensive loss:
Net loss	—	—	—	—	(12,116)	—	(12,116)
Change in fair value of derivative	—	—	—	—	—	1,987	1,987

Total comprehensive loss							(10,129)

Balance at December 31, 2005	21,690	$217	$213,096	$(52)	$(32,065)	$1,987	$183,183
Reclassification of unearned compensation upon adoption of SFAS No. 123(R)	—	—	(52)	52	—	—	—
Compensation expense related to stock-based awards	—	—	4,794	—	—	—	4,794
Cash dividends declared	—	—	—	—	(34,586)	—	(34,586)
Repurchase and retirement of common stock	(53)	(1)	(1,034)	—	—	—	(1,035)
Vesting of restricted stock units	172	2	(2)	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	14,661	—	14,661
Change in fair value of derivative	—	—	—	—	—	631	631

Total comprehensive income							15,292

Balance at December 31, 2006	21,809	$218	$216,802	$—	$(51,990)	$2,618	$167,648
Cumulative effect of change in accounting principle (see Note 10)	—	—	—	—	(1,835)	—	(1,835)
Compensation expense related to stock-based awards	—	—	3,879	—	—	—	3,879
Cash dividends declared	—	—	—	—	(36,570)	—	(36,570)
Vesting of restricted stock units	191	2	(2)	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	10,343	—	10,343
Change in fair value of derivative	—	—	—	—	—	(3,483)	(3,483)

Total comprehensive income							6,860

Balance at December 31, 2007	22,000	$220	$220,679	$—	$(80,052)	$(865)	$139,982

See notes to consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,343	$14,661	$(12,116)
Adjustments to reconcile net income (loss) to net cash provided by operating activities (excluding working capital from acquisitions):
Depreciation and amortization expense	26,927	25,396	24,529
Amortization of debt issue costs and debt discounts	14,903	13,596	13,358
Deferred tax expense (benefit)	7,311	8,878	(7,115)
Loss on disposition of assets	1,726	1,107	1,848
(Gain) on sale of discontinued operations	(1,407)	—	—
Stock-based compensation expense	3,879	4,794	2,947
Impairment of assets	1,440	3,718	5,725
Loss on extinguishment of debt	—	—	28,189
Excess tax benefits from stock-based compensation	(190)	—	—
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, inventories, parts, supplies and prepaid assets	(1,298)	(3,957)	(1,391)
Accounts payable, accrued expenses and other	(1,398)	2,072	(387)

Net cash provided by operating activities	62,236	70,265	55,587

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(24,605)	(18,582)	(19,265)
Proceeds from dispositions of assets	1,193	1,967	2,108
Cost of acquisitions, net of cash acquired	(26,842)	(12,936)	(936)
Proceeds from the sale of non-ice businesses	19,403	—	—
Increase in restricted cash and cash equivalents, net	(17,262)	—	—
Collection of note receivable	43	17	—
Cost of purchases of leased assets	(367)	—	(2,458)

Net cash used in investing activities	(48,437)	(29,534)	(20,551)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends and other distributions to stockholders	(36,158)	(34,054)	(4,507)
Excess tax benefits from stock-based compensation	190	—	—
Repurchase and retirement of common stock	—	(1,035)	—
Proceeds from exercise of stock options	—	—	1,799
Proceeds from the issuance of common and preferred stock, net of issuance costs	—	—	116,178
Proceeds from the issuance of debt	—	—	240,000
Deferred debt costs	—	—	(5,370)
Borrowings (repayments) under the revolving credit facility, net	—	—	(5,450)
Repayment of debt	(82)	(205)	(348,167)

Net cash used in financing activities	(36,050)	(35,294)	(5,517)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,251)	5,437	29,519
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	39,434	33,997	4,478

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,183	$39,434	$33,997

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$16,726	$15,930	$23,471

Cash receipts of interest income	$954	$799	$—

Cash payments (refunds) for income taxes	$152	$864	$(114)

Borrowings under the revolving credit facility	$78,150	$45,905	$75,900

Repayments under the revolving credit facility	$(78,150)	$(45,905)	$(81,350)

Cash dividends declared, not paid	$9,240	$8,828	$8,296

Capitalized interest	$344	$—	$—

Increase (decrease) in fair value of derivative	$(3,483)	$631	$1,987

Additions to property and equipment included in accounts payable	$1,475	$326	$908

Issuance of notes payable—premium financing of insurance	$—	$—	$88

Excess tax benefit from exercise of employee stock options	$—	$—	$(2,258)

See notes to consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

        Reddy Ice Holdings, Inc. ("Reddy Holdings"), and its wholly-owned subsidiary, Reddy Ice Corporation ("Reddy Corp."), referred to collectively as the "Company", manufactures and distributes packaged ice products and is the largest manufacturer of packaged ice products in the United States. The Company serves approximately 82,000 customer locations in 31 states and the District of Columbia.

        On August 12, 2005, Reddy Holdings completed an initial public offering of its common stock (see Note 11). As a result of the offering, Reddy Holdings' common shares are publicly traded on the New York Stock Exchange under the ticker symbol "FRZ".

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

        On January 1, 2007, Reddy Ice Group Inc., a wholly-owned subsidiary of Reddy Holdings, merged with its wholly-owned subsidiary, Reddy Ice Corporation ("Reddy Corp"), with Reddy Corp. being the surviving entity.

        On July 2, 2007, the Company announced that it had entered into an Agreement and Plan of Merger, dated as of July 2, 2007 (the "Merger Agreement"), by and among Reddy Ice Holdings, Inc., Frozen, LLC, a Delaware limited liability company, Hockey Parent Inc., a Delaware corporation (together with Frozen, LLC, the "Parents") and Hockey MergerSub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Parents ("Merger Sub"). The Parents were entities formed by GSO Capital Partners LP ("GSO"). The Merger Agreement provided for the acquisition of the Company's outstanding common stock for a cash purchase price of $31.25 per share. The Company's stockholders approved the transaction at a special stockholder meeting on October 12, 2007.

        On January 31, 2008, the Company reached an agreement with affiliates of GSO, including the Parents, to terminate the Merger Agreement. A settlement agreement (the "Settlement Agreement") was signed which released all parties from any claims related to the contemplated acquisition and provided for a $21 million termination fee to be paid by GSO. The Company agreed to pay up to $4 million of fees and expenses incurred by GSO and its third-party consultants in connection with the transaction. The Company received a net payment of $17 million on February 5, 2008. During 2007, the Company incurred $2.5 million of expenses in connection with the contemplated transaction.

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

        Restricted Cash and Cash Equivalents.    Restricted cash consists of the the remaining proceeds from the sale of the Company's bottled water and cold storage operations in 2007 (see Note 3).

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Accounts Receivable.    Accounts receivable are net of allowances for doubtful accounts of $0.6 million at December 31, 2007, 2006 and 2005. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make the required payments on their accounts. The estimated losses are based on past experience with similar accounts receivable. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The following table represents the roll-forward of the allowance for doubtful accounts:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Beginning balance	$552	$600	$656
Charges to expense	218	116	564
Other(1)	(201)	(164)	(620)

Ending balance	$569	$552	$600

    (1)
    Other activity includes direct write-offs of accounts receivable and other adjustments.

        Inventories, parts and supplies.    Inventories consist of raw materials, parts and supplies and finished goods. Raw materials are composed of ice packaging material. Parts and supplies consist of spare parts for production equipment and ice merchandisers and miscellaneous supplies. Finished goods consists of packaged ice. Inventories are valued at the lower of cost or market and include overhead allocations. Cost is determined using the first-in, first-out and average cost methods.

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

        Goodwill and Other Intangibles.    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," the Company does not amortize its goodwill and certain intangible assets with an indefinite life. Other intangible assets include the following that are amortized over their useful lives:

Intangible Assets	Useful Life
Goodwill	Indefinite life
Trade name	Indefinite life
Patent	Remaining legal life of 18 years
Customer relationships	Straight line method over economic lives of eight to 30 years
Debt issue costs	Effective interest method over the term of the debt

        Impairment of Long-Lived Assets.    In accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

carrying amount of such assets may not be recoverable. The determination of recoverability of long-lived assets and certain other identifiable intangible assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition. Measurement of an impairment loss for long-lived assets and other intangible assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or net realizable value.

        In 2007, the Company reviewed a piece of real estate as a result of a pending sale of the property in accordance with SFAS No. 144. As a result of this review, the Company recorded an impairment charge of $1.4 million during the three months ended December 31, 2007.

        In 2006, the Company reviewed two pieces of real estate as a result of a pending sale of one property and physical damage to another in accordance with SFAS No. 144. As a result of this review, the Company recorded an impairment charge of $0.4 million during the three months ended June 30, 2006.

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

        Revenue Recognition.    Revenue is recognized when product (packaged ice and ice packaging bags) is delivered to and accepted by customers. There is no right of return with respect to the packaged ice and bags delivered. Revenue resulting from Ice Factory management is recognized as earned under contract terms.

        Revenues from one group of affiliated customers represented approximately 12% of the Company's consolidated revenues in 2007, 2006 and 2005.

        Rebates.    Rebates are accrued as a reduction of revenues costs as earned.

        Earnings Per Share.    The computation of net income (loss) per share is based on net income (loss) divided by the weighted average number of shares outstanding. For the year ended December 31, 2005, there were 1.2 million shares of dilutive securities which were not included in the computation of

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

diluted net loss per share as their effect would be anti-dilutive. All shares outstanding at December 31, 2007 and 2006 were included in the computation of diluted earnings per share.

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except per share amounts)
Net income (loss) for basic and diluted computation	$10,343	$14,661	$(12,116)

Basic net income (loss) per share:
Weighted average common shares outstanding	21,784	21,405	16,760

Income (loss) from continuing operations	$0.43	$0.74	$(0.57)
Income (loss) from discontinued operations	0.04	(0.06)	(0.15)

Net income (loss)	$0.47	$0.68	$(0.72)

Diluted net income (loss) per share:
Weighted average common shares outstanding	21,784	21,405	16,760
Shares issuable from assumed conversion of stock options or restricted stock	196	311	—

Weighted average common shares outstanding, as adjusted	21,980	21,716	16,760

Income (loss) from continuing operations	$0.43	$0.74	$(0.57)
Income (loss) from discontinued operations	0.04	(0.06)	(0.15)

Net income (loss)	$0.47	$0.68	$(0.72)

        Fair Values of Financial Instruments.    The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, debt obligations and an interest rate hedge agreement. The carrying amount of cash, cash equivalents, trade accounts receivable and trade accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. See Note 9 regarding the fair value of the Company's debt obligations and interest rate hedge.

        Interest Rate Hedging Agreement.    The differential to be paid or received on the interest rate hedging agreement is accrued as interest rates change and is recognized over the life of the agreement as an increase or decrease in interest expense. The Company does not use this instrument for trading purposes. The Company entered into this hedging arrangement for the purpose of hedging the anticipated cash payments for interest associated with its variable rate debt. The effect of this instrument is to fix the interest rate on a portion of the Company's variable rate term debt.

        Stock-based compensation.    During the years ended December 31, 2007, 2006 and 2005 the Company had two stock-based employee compensation plans, the Reddy Ice Holdings, Inc. Long Term Incentive and Share Award Plan (the "2005 Equity Incentive Plan") and the Reddy Ice Holdings, Inc. 2003 Stock Option Plan (the "2003 Stock Option Plan"), under which stock options and other forms of equity compensation may be granted from time to time. See Note 12 for further information regarding the plans.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Effective January 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure". Under the provisions of SFAS No. 148, the Company selected the modified prospective method of adoption and therefore began recognizing stock-based employee compensation cost related to the 2003 Stock Option Plan beginning January 1, 2005, as if the fair value-based accounting method had been used to account for all employee awards granted, modified or settled since the inception of the 2003 Stock Option Plan on August 15, 2003. Through August 15, 2006, the Company also recorded stock-based compensation expense related to the issuance of 250 shares each of restricted common stock and preferred stock on August 15, 2003, the date such restricted common stock and preferred stock were granted.

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

        The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method and straight line amortization of compensation cost. Under the modified prospective method, compensation cost is recognized for all awards granted after adoption of the standard and for the unvested portion of previously granted awards that are outstanding on that date. The adoption of this standard did not have a material effect on the Company's results of operations and financial position.

        Comprehensive Income (Loss):    The Company reports comprehensive income (loss) in its consolidated statement of stockholders' equity. Comprehensive income (loss) consists of net earnings plus gains and losses affecting stockholders' equity that, under generally accepted accounting principles, are excluded from net earnings, including gains and losses related to certain derivative instruments net of tax.

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

        New Accounting Pronouncements.    In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—an amendment of ARB No. 43, chapter 4". SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

period expense. This statement was effective for fiscal years beginning after July 15, 2005 and SFAS No. 151 was adopted on January 1, 2006. The adoption of SFAS No. 151 did not have a material effect on the Company's results of operation and financial position.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an Amendment to APB Opinion No. 29". The accounting guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 was effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 on January 1, 2006 had no effect on the Company's results of operations and financial position.

        In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company's results of operations and financial position.

        In June 2006, the FASB issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a return and also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.

        FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company was required to record the impact of adopting FIN 48 as an adjustment to the January 1, 2007 beginning balance of retained earnings (deficit). Adoption of this standard had no impact on the consolidated statement of operations. Upon adoption of FIN 48, the Company's unrecognized tax benefits totaled $3.7 million. As a result of adoption, the Company's liability for unrecognized tax benefits increased $2.9 million. This also resulted in a $1.8 million increase to the January 1, 2007 balance of retained deficit, a $1.1 million increase in deferred tax benefits related to the federal benefit of unrecognized tax positions and a $0.8 million reclassification of amounts previously reserved at December 31, 2006.

        On June 14, 2007, the FASB reached consensus on EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards". EITF No. 06-11 requires that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF No. 06-11 is effective for fiscal years beginning on or after

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

December 15, 2007. The Company is currently evaluating the impact that this standard may have on its results of operations and financial position.

        In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value estimates. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2 which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The other provisions of this standard are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that this standard may have on its results of operations and financial position.

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

        In December 2007, the FASB issued FASB Statement No. 141(R), "Business Combinations". SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact that this standard may have on its results of operations and financial position.

3. DISCONTINUED OPERATIONS

        The Company sold its bottled water business and substantially all of its cold storage business on August 31, 2007 and September 7, 2007, respectively, for total gross cash proceeds of $20.3 million. These businesses comprised substantially all of the Company's non-ice business. The results of these

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. DISCONTINUED OPERATIONS (Continued)

businesses are presented as "Discontinued Operations" in the consolidated statements of operations. Further information related to these discontinued operations is as follows:

	December 31,
	2007	2006	2005
	(in thousands)
Revenues of discontinued operations	$6,208	$11,088	$13,517

Income (loss) from operations of discontinued businesses	$115	$(1,968)	$(4,050)
Gain on sale of discontinued operations	1,407	—	—

Income (loss) from discontinued operations before tax	1,522	(1,968)	(4,050)
Income tax benefit (expense)	(583)	777	1,515

Net income (loss) from discontinued operations	$939	$(1,191)	$(2,535)

        The Company's senior credit facilities require that the net proceeds from the sale of the discontinued operations be used either to repay the outstanding term loan or to make acquisitions and/or capital expenditures within twelve months of the receipt of such proceeds (see Note 9). Accordingly, the remaining, unutilized net proceeds from the sales are reported as "Restricted Cash and Cash Equivalents" in the consolidated balance sheet.

4. ACQUISITIONS

        During 2007, 2006 and 2005, the Company purchased twenty, ten and two ice companies, respectively. The total purchase price was allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair values as of the closing dates using valuations and other studies. The following table summarizes the aggregate purchase prices and estimated aggregate fair values of the assets acquired and the liabilities assumed at the date of acquisition:

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Total acquisition costs, including direct acquisition costs	$26.8	$12.9	$0.9
Total assets acquired	9.1	5.0	0.3
Total liabilities assumed	0.7	0.3	—

Net assets acquired assumed	$8.4	$4.7	$0.3

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS (Continued)

        The excess of the aggregate purchase price over the net assets acquired or net liabilities assumed was allocated to goodwill and other intangible assets as follows:

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Goodwill	$10.2	$4.8	$0.4
Other intangible assets	8.2	3.4	0.2

Total excess purchase price	$18.4	$8.2	$0.6

        Other intangible assets were comprised of customer lists and a patent, which are being amortized over useful lives of eight to 30 years. The acquisitions were funded out of the Company's operating cash flows.

        The results of operations of the 2007 acquisitions are included in the Company's consolidated results of operations from their respective acquisition dates, which range from January 2, 2007 to December 28, 2007. The results of operations of the 2006 acquisitions are included in the Company's consolidated results of operations from their respective acquisition dates, which range from January 6, 2006 to December 22, 2006. The following unaudited pro forma information presents the Company's consolidated results of operations (i) for the year ended December 31, 2007 as if the twenty acquisitions in 2007 had all occurred on January 1, 2007 and (ii) for the year ended December 31, 2006 as if the twenty acquisitions in 2007 and the ten acquisitions in 2006 had all occurred on January 1, 2006:

	Year Ended December 31,
	2007	2006
	(in thousands) (unaudited)
Pro forma revenues	$344,516	$355,230
Pro forma net income	$11,362	$16,155
Pro forma basic net income per share	$0.52	$0.76
Pro forma diluted net income per share	$0.52	$0.75

5. INVENTORIES, PARTS AND SUPPLIES

	December 31,
	2007	2006
	(in thousands)
Raw materials	$5,308	$5,968
Parts and supplies	2,917	2,696
Finished goods	2,484	2,791

Total	$10,709	$11,455

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. PROPERTY AND EQUIPMENT

	December 31,
	2007	2006
	(in thousands)
Land	$19,103	$21,198
Buildings and site improvements	69,062	74,585
Plant, equipment and machinery	209,323	196,141
Construction in progress	1,644	1,734

Total	299,132	293,658
Less: accumulated depreciation	78,459	63,416

Total property and equipment, net	$220,673	$230,242

        Depreciation expense related to cost of sales for the years ended December 31, 2007, 2006 and 2005 was $19.8 million, $18.5 million and $17.8 million, respectively.

        Depreciation expense included in depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 was $1.3 million, $1.1 million and $1.2 million, respectively.

7. OTHER INTANGIBLE ASSETS

        At December 31, 2007 and 2006, other intangible assets consisted of the following:

	December 31,
	2007	2006
	(in thousands)
Non-amortizable intangible assets—trade name	$5,600	$5,600
Amortizable intangible assets:
Customer lists	88,997	81,631
Debt issue costs	9,271	9,271
Patent	803	—

Total	99,071	90,902
Less: accumulated amortization	22,927	16,613

Total amortizable intangibles, net	76,144	74,289

Total intangible assets, net	$81,744	$79,889

        Amortization expense associated with customer lists and patents for the years ended December 31, 2007, 2006 and 2005 was $4.9 million, $4.5 million and $4.3 million, respectively. Amortization expense for each of the years ending December 31, 2008, 2009, 2010, 2011 and 2012 is estimated to be $5.1 million. There is no amortization expense related to cost of sales. As of December 31, 2007, the weighted average amortization period for customer lists was 19 years.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. ACCRUED EXPENSES

	December 31,
	2007	2006
	(in thousands)
Accrued compensation and employee benefits, including payroll taxes and workers compensation insurance	$5,405	$9,951
Accrued interest	3,779	3,850
Accrued utilities	1,681	1,433
Accrued property, sales and other taxes	3,131	440
Other accrued insurance	1,717	1,872
Other	2,581	1,113

Total	$18,294	$18,659

9. REVOLVING CREDIT FACILITY AND LONG-TERM OBLIGATIONS

        10 1/2% Senior Discount Notes.    On October 27, 2004, Reddy Holdings issued $151 million at maturity of 10 1/2% Senior Discount Notes due 2012 (the "Discount Notes") in a private placement offering. The Discount Notes were sold at 66.333% of the stated principal amount, which resulted in gross proceeds of $100.2 million. The net proceeds of the offering, together with a dividend of approximately $28.4 million from the Company's subsidiary, were used to redeem all of Reddy Holdings' existing series A preferred stock for approximately $99.2 million, to pay accumulated dividends on such stock as of the date of redemption in the amount of approximately $15.0 million and to pay a dividend of approximately $10.4 million to the Compnay's common stockholders.

        Each Discount Note had an initial accreted value of $663.33 per $1,000 principal amount at maturity. The accreted value of each Discount Note will increase from the date of issuance until November 1, 2008 at a rate of 10 1/2% per annum such that the accreted value will equal the stated principal amount at maturity on November 1, 2008. Thereafter, cash interest will accrue and be payable semi-annually at a rate of 10 1/2% per annum beginning May 1, 2009. As of December 31, 2007, the fair value of the Discount Notes was $141.7 million, based on quoted market prices.

        The Discount Notes are unsecured obligations of Reddy Holdings and are:

  •
  not guaranteed by Reddy Holdings' subsidiary;

  •
  senior in right of payment to all of Reddy Holdings' future subordinated indebtedness;

  •
  equal in right of payment with any of Reddy Holdings' existing and future unsecured senior indebtedness;

  •
  effectively subordinated to Reddy Holdings' existing and future secured debt, including debt under the Company's credit facilities that is guaranteed by Reddy Holdings; and

  •
  structurally subordinated to all obligations and preferred equity of Reddy Holdings' subsidiary.

        The Discount Notes include customary covenants that restrict, among other things, Reddy Holdings' ability to incur additional debt or issue certain preferred stock, pay dividends or redeem, repurchase or retire its capital stock or subordinated indebtedness, make certain investments, create liens, enter into arrangements that restrict dividends from its subsidiary, merge or sell all or substantially all of its assets or enter into various transactions with affiliates. From and after November 1, 2008, Reddy Holdings may redeem any or all of the Discount Notes by paying a

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. REVOLVING CREDIT FACILITY AND LONG-TERM OBLIGATIONS (Continued)

redemption premium, which is initially 5.25% of the principal amount at maturity of the notes and declines annually to 0% for the period commencing on November 1, 2010 and thereafter. If Reddy Holdings experiences a change of control and does not elect to make the optional redemption described in the previous sentence, Reddy Holdings will be required to make an offer to repurchase the Discount Notes at a price equal to 101% of their accreted value, plus accrued and unpaid interest, if any, to the date of purchase. Reddy Holdings may also be required to make an offer to purchase the senior discount notes with proceeds of asset sales, including the proceeds of the sale of the Company's bottled water and cold storage businesses, that are not reinvested in the Company's business or used to repay other indebtedness.

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

        On July 28, 2005, Reddy Holdings obtained the requisite consents from the holders of the Discount Notes to amend the definition of "Consolidated Net Income" in the indenture governing the Discount Notes in order to exclude certain one-time costs and expenses associated with Reddy Holdings' initial public offering of its common stock (See Note 11).

        On August 26, 2005, Reddy Holdings paid $0.4 million to purchase and retire Discount Notes with an aggregate principal amount at maturity of $0.5 million. A loss of $0.046 million was recognized in connection with this transaction.

        8 7/8% Senior Subordinated Notes.    On July 17, 2003, Reddy Group completed the sale of $152 million of 8 7/8% Senior Subordinated Notes due August 1, 2011 (the "Subordinated Notes") in connection with a private placement offering. The Subordinated Notes were priced at 99.297%, which resulted in gross proceeds of $150.9 million. Interest was payable semiannually on February 1 and August 1, commencing on February 1, 2004. In conjunction with the issuance of the Subordinated Notes, $7.0 million of debt issuance costs were incurred. In connection with the closing of Reddy Holdings' initial public offering of its common stock, substantially all the outstanding Subordinated Notes were redeemed (see discussion below in "Senior Credit Facilities" for further information).

        Senior Credit Facilities.    On August 15, 2003, Reddy Group entered into a $170 million senior secured credit facility, with the lenders being a syndicate of banks, financial institutions and other entities, including Credit Suisse First Boston as Administrative Agent, Canadian Imperial Bank of Commerce and Bear Stearns Corporate Lending, Inc. (the "Old Credit Facility"). The Old Credit

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. REVOLVING CREDIT FACILITY AND LONG-TERM OBLIGATIONS (Continued)

Facility provided for a six-year term loan in the amount of $135 million (the "Original Term Loan") and a five-year revolving credit facility (the "Old Revolving Credit Facility") in the amount of $35 million. On November 6, 2003, the Old Credit Facility was amended to provide a Supplemental Term Loan (together with the Original Term Loan, referred to as the "Old Term Loans") in the amount of $45 million. The Supplemental Term Loan had substantially the same terms as the Original Term Loan.

        On August 12, 2005, Reddy Group amended and restated its credit facilities with a syndicate of banks, financial institutions and other entities as lenders, including Credit Suisse, Cayman Islands Branch, as Administrative Agent, CIBC World Markets Corp., Bear Stearns Corporate Lending Inc. and Lehman Commercial Paper, Inc., (the "Credit Facilities"), to increase the maximum amount of the revolving credit facility to $60 million (the "Revolving Credit Facility"), provide for a $240 million term loan (the "Term Loan"), reduce the applicable margins on both the Revolving Credit Facility and Term Loan and extend the maturity of the Revolving Credit Facility to August 12, 2010 and the Term Loan to August 12, 2012. Borrowings under the Revolving Credit Facility and the Term Loan, along with proceeds from the Company's initial public offering (see Note 11), were used to repay the Old Credit Facility, repurchase substantially all of the Company's existing Subordinated Notes and fund other related transactions. A loss on extinguishment of debt of $28.1 million was incurred in connection with these transactions. The loss was due to the payment of tender premiums and consent fees to the holders of the Subordinated Notes ($17.3 million), the write-off of deferred debt costs and original issue discount related to the Subordinated Notes and the Old Credit Facility ($10.6 million) and other fees and expense ($0.2 million).

        On January 1, 2007, Reddy Group merged with its wholly-owned subsidiary, Reddy Corp., with Reddy Corp. being the surviving entity. The Credit Facilities were amended on that date to allow the merger and to provide for the assumption of the Credit Facilities by Reddy Corp.

        At December 31, 2007, Reddy Corp. had $54.2 million of availability under the Revolving Credit Facility, which was net of outstanding standby letters of credit of $5.8 million. The standby letters of credit are used primarily to secure certain insurance obligations.

        Principal balances outstanding under the Credit Facilities bear interest per annum, at Reddy Corp.'s option, at the sum of the base rate plus 0.75% or LIBOR plus 1.75%. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%. At December 31, 2006, the weighted average interest rate of borrowings outstanding under the Credit Facilities was 7.1%. Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. Reddy Corp. pays a quarterly fee on the average availability under the Revolving Credit Facility based on an annual rate of 0.5%. As of December 31, 2007, the fair value of the Term Loan was $234.0 million, based on quoted market prices.

        The Revolving Credit Facility and Term Loan do not require any scheduled principal payments prior to their stated maturity dates. Subject to certain conditions, mandatory repayments of the Revolving Credit Facility and Term Loan (and if the Term Loan is no longer outstanding, mandatory commitment reductions of the Revolving Credit Facility) are required to be made with portions of the proceeds from (1) asset sales, (2) the issuance of debt securities and (3) insurance and condemnation awards, subject to various exceptions (see Note 3). In the event of a change in control, as defined in

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. REVOLVING CREDIT FACILITY AND LONG-TERM OBLIGATIONS (Continued)

the Credit Facilities, an event of default will occur under the Credit Facilities. Under the Credit Facilities, Reddy Corp. may only pay dividends to Reddy Holdings if Reddy Corp.'s leverage ratio for the most recently ended fiscal quarter is less than or equal to 3.75 to 1.0. In addition, the Credit Facilities preclude Reddy Corp. from declaring any dividends if an event of default under the Credit Facilities has occurred and is continuing. In particular, it will be an event of default if Reddy Corp.'s leverage ratio exceeds 4.0 to 1.0 or Reddy Corp.'s interest coverage ratio is less than 3.25 to 1.0.

        The Credit Facilities contain financial covenants, which include the maintenance of certain financial ratios, as defined in the Credit Facilities, and are collateralized by substantially all of the Company's assets and the capital stock of its entire subsidiary. Reddy Holdings guarantees the Credit Facilities and such guarantee is secured by the capital stock of Reddy Corp. At December 31, 2007, Reddy Corp. was in compliance with these covenants.

        Interest Rate Hedging Agreement.    Effective September 12, 2005, the Company entered into an interest rate hedging agreement (the "Hedge") to fix the interest rate on a portion of its Term Loan. The Hedge has a term of three years and ten months and an initial notional balance of $220 million. The notional balance decreases by $20 million on October 12 of each of the following three years, beginning on October 12, 2006. The Company pays a fixed rate of 4.431% on the notional balance outstanding and receives an amount equal to 3-month LIBOR. Any net payable or receivable amount is settled quarterly. If the Company had been required to settle the Hedge as of December 31, 2007, it would have paid $1.5 million. The fair value of the Hedge is included in the caption "Deferred Taxes and Other Liabilities" in the consolidated balance sheet. Changes in the fair value of the Hedge are recorded as "Other Comprehensive Income" in the consolidated statement of stockholders' equity. The Company is exposed to risk of loss in the event of non-performance by the counterparty to the Hedge. The Company does not anticipate non-performance by the counterparty, however recent dislocations in the credit markets have resulted in greater uncertainty regarding counterparty performance.

        At December 31, 2007 and 2006, long-term obligations consisted of the following:

	December 31,
	2007	2006
	(in thousands)
Credit Facility—Term Loans	$240,000	$240,000
10 1/2% Senior Discount Notes	150,500	150,500
Less: unamortized debt discount on 10 1/2% Senior Discount Notes	(12,262)	(25,706)
Other	20	101

Total long-term obligations	378,258	364,895
Less: current maturities	20	51

Long-term obligation, net of current maturities	$378,238	$364,844

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. REVOLVING CREDIT FACILITY AND LONG-TERM OBLIGATIONS (Continued)

        As of December 31, 2007, principal maturities of long-term obligations for the next five years are as follows (dollars in thousands):

2008	$20
2009	—
2010	—
2011	—
2012	378,238
2013 and thereafter	—

Total	$378,258

10. INCOME TAXES

        The Company reported a profit for tax return purposes during the years ended December 31, 2007 and 2006 and a taxable loss during the year ended December 31, 2005. The total provision for income taxes from continuing operations varied from the U.S. federal statutory rate due to the following:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Federal income tax (expense) benefit at statutory rate of 35%	$(5,863)	$(9,170)	$5,360
State income tax (expense) benefit, net of federal income tax benefits	(616)	(1,176)	607
Current expiration of state net operating loss carryforwards	(19)	—	(179)
Texas margin tax adjustment	—	569	—
Internal merger and consolidation	(553)	—	—
Current year unrecognized tax benefit	110	—	—
Non-deductible expenses and other	(406)	(572)	(55)

Total income tax (expense) benefit	$(7,347)	$(10,349)	$5,733

        The income tax (expense) benefit from continuing operations for the years ended December 31, 2007, 2006 and 2005 is composed of the following:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Current tax (expense) benefit	$(631)	$(694)	$133
Deferred tax (expense) benefit	(6,716)	(9,655)	5,600

Total tax (expense) benefit	$(7,347)	$(10,349)	$5,733

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

        Deferred tax assets and liabilities computed at the statutory rate related to temporary differences were as follows:

	December 31,
	2007	2006
	(in thousands)
Total current deferred tax assets—other assets	$2,382	$1,620

Deferred non-current tax assets (liabilities):
Intangible assets, including goodwill, customer lists and trade names	$(47,502)	$(39,408)
Property & equipment	(41,653)	(47,843)
Net operating loss carryforwards	29,116	40,875
Other assets	17,600	11,157

Total non-current deferred tax liabilities, net	(42,439)	(35,219)
Valuation allowance for net operating loss carryforwards	—	(933)

Total non-current deferred tax liabilities, net	$(42,439)	$(36,152)

Total deferred tax liabilities, net	$(40,057)	$(34,532)

        At December 31, 2007, the Company had approximately $77 million of Federal net operating loss ("NOL") carryforwards, of which approximately $38 million was generated prior to August 15, 2003. There are annual limitations on the utilization of the Federal NOL carryforwards generated prior to August 15, 2003 as a result of ownership changes, as defined by Section 382 of the Internal Revenue Code, as amended, on and prior to that date. In connection with its initial public offering on August 12, 2005 (see Note 11), the Company experienced another change in ownership for tax purposes. As a result, the Company's ability to use any Federal NOL carryforwards generated on or prior to that date are subject to an additional limitation. The new limitation will not have a material impact on the Company's ability to utilize such NOL carryforwards. The NOL carryforwards expire between 2011 and 2025. A valuation allowance of $0.9 million had been recorded as of December 31, 2006 to reduce state NOL carryforwards to the amount that management believes is more likely than not to be utilized.

        On January 1, 2007, the Company completed the internal merger and consolidation of certain wholly-owned subsidiaries. The effect of the internal merger resulted in the write-down of certain net state deferred tax assets of $0.6 million.

        In connection with the vesting of restricted stock and restricted stock units on January 16, 2007, July 1, 2007, August 12, 2007, September 7, 2007, December 10, 2007, and December 17, 2007, as well as on February 28, 2006 and August 12, 2006 (see Note 12), the Company realized an excess gross tax benefit of $7.4 million in 2007 and $4.2 million in 2006, respectively. Because the Company is not currently making cash payments for income taxes due to its net operating loss ("NOL") carryforwards, such excess benefit has not been recognized in the Company's financial statements and is being reported as a "suspended NOL carryforward" in the footnotes to the consolidated financial statements in accordance with SFAS No. 123(R).

        On May 18, 2006, the state of Texas enacted new corporate tax legislation which changed the existing state business tax from a franchise tax based on earned surplus or taxable capital to a tax based on a defined calculation of gross margin (the "Margin Tax"). Because the tax base on the Margin Tax is

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

derived from an income-based measure, the Margin Tax is an income tax and, therefore, the provisions of SFAS No. 109 regarding the recognition of deferred taxes apply to the new tax. SFAS No. 109 requires that the effect on deferred tax assets and liabilities of a change in tax law should be included in tax expense attributable to continuing operations in the period that enactment of the legislation occurs. Therefore, the Company has recalculated its deferred tax assets and liabilities related to Texas based on the Margin Tax and recognized a benefit of $0.6 million in 2006.

        On January 1, 2007, the Company adopted FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109." FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the tax benefit from an uncertain tax position is recognized only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information.

        Upon adoption, the Company recorded increases to other current liabilities, noncurrent liabilities, and its retained deficit balance at December 31, 2006 of $2.6 million, $1.1 million and $1.8 million, respectively, a $1.1 million increase in federal deferred tax benefits related to unrecognized tax positions, and a $0.8 million reclassification of amounts previously reserved at December 31, 2006. The amount of gross unrecognized tax benefits at January 1, 2007 was $3.7 million.

        Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded on the balance sheet as part of the Company's FIN 48 liability at January 1, 2007 was approximately $1.2 million. The total amount of interest and penalties recognized in the statement of operations for the year ended December 31, 2007 was $0.1 million.

        A tabular reconciliation of the total gross amount of unrecognized tax benefits, excluding interest and penalties, at January 1, 2007 and December 31, 2007 is as follows (in thousands):

Balance, January 1, 2007	$2,495
Additions for tax positions of the current year	—
Additions for tax positions of the prior year	—
Reductions for tax positions of prior years for:
Changes in judgment	(174)
Settlements during the period	(31)
Lapses of applicable statutes of limitations	(14)

Balance, December 31, 2007	$2,276

        The amount of gross unrecognized tax benefits at December 31, 2007 was $3.5 million, which includes $1.2 million of accrued interest and penalties. Of this amount, $3.5 million, if recognized, would favorably impact the Company's effective tax rate.

        The Company has tax years from 1997 to 2007 that remain open and subject to examination by the Internal Revenue Service and certain state taxing authorities.

        It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

possible that the Company will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, the Company estimates it could record a reduction in tax expense of approximately $1.5 million within the next 12 months.

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

        On February 11, 2005, Reddy Holdings filed a registration statement on Form S-1 with the SEC for a proposed initial public offering ("IPO") of its common stock. The registration statement was declared effective by the SEC on August 10, 2005 at a public offering price of $18.50 per share. A portion of the shares were sold by Reddy Holdings and a portion were sold by certain of Reddy Holdings' stockholders. The number of shares offered by Reddy Holdings and the selling stockholders was 6,911,765 and 3,288,235, respectively. The selling stockholders also granted the underwriters a 30-day option to purchase up to 1,530,000 additional shares to cover any over-allotments. The underwriters' over-allotment option was exercised on August 11, 2005. Reddy Holdings received proceeds from the offering, net of issuance costs, of $116.2 million on August 12, 2005.

        At the time of its inception 2003, the stockholders of Reddy Holdings were comprised of Trimaran Capital Partners ("Trimaran"), Bear Stearns Merchant Banking ("BSMB") and certain members of the Company's management group. On March 17, 2005, certain employees exercised stock options granted under the 2003 Stock Option Plan to purchase 248,198 shares of Reddy Holdings' common stock for an aggregate purchase price of approximately $1.8 million. On August 8, 2005, Reddy Holdings amended the 2003 Stock Option Plan to accelerate the schedule for vesting of time-based options, immediately vest all outstanding performance-based options, allow unvested options to be exercised for restricted stock with identical vesting schedules and provide for accelerated vesting of options upon the termination of an option holder's employment under certain circumstances. A charge of $0.5 million was recorded in "Operating Expenses" in the consolidated statements of operations in connection with the acceleration of vesting schedules. On August 12, 2005, certain employees and directors performed a cashless exercise of stock options granted under the 2003 Stock Option Plan, which resulted in the issuance of 808,818 shares of common stock, 465,651 of which were restricted shares. In accordance with the 2003 Stock Option Plan, as amended, the restricted shares vested on the following schedule: 40% on February 28, 2006, 40% on January 16, 2007 and 20% on July 1, 2007.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. CAPITAL STOCK (Continued)

        Since the completion of the IPO, the board of directors of Reddy Holdings has declared dividends on its common stock as follows:

Declaration Date	Record Date	Dividend Payable Date	Dividend Per share	Total Dividend(1)
August 11, 2005	September 30, 2005	October 17, 2005	$0.20788	$4.5 million
December 15, 2005	December 30, 2005	January 17, 2006	$0.38250	$8.3 million
March 15, 2006	March 31, 2006	April 17, 2006	$0.38250	$8.3 million
June 15, 2006	June 30, 2006	July 17, 2006	$0.40000	$8.7 million
September 15, 2006	September 29, 2006	October 16, 2006	$0.40000	$8.8 million
December 15, 2006	December 29, 2006	January 16, 2007	$0.40000	$8.8 million
March 15, 2007	March 30, 2007	April 16, 2007	$0.40000	$8.8 million
June 15, 2007	June 29, 2007	July 16, 2007	$0.42000	$9.3 million
September 15, 2007	September 28, 2007	October 15, 2007	$0.42000	$9.2 million
December 15, 2007	December 31, 2007	January 15, 2008	$0.42000	$9.2 million

(1)
Includes payments of dividend equivalents in connection with the 2005 Long Term Incentive and Share Award Plan, as amended.

        Preferred Stock.    Reddy Holdings is authorized to issue up to 25,000,000 shares of $0.01 par value preferred stock, all of which is currently undesignated and unissued.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EMPLOYEE BENEFIT PLANS

        401(k) Plan.    The Company has a 401(k) defined contribution savings plan for the benefit of all employees who have met the eligibility or minimum service requirements to participate. Employees may contribute up to the maximum amount allowed by the Internal Revenue Service, while Company contributions are made at the discretion of the Board of Directors. The Company contributed $0.9 million, $0.5 million and $0.3 million during the years ended December 31, 2007, 2006 and 2005, respectively.

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

        On November 3, 2005, 9,300 unrestricted common shares were granted to certain employees under the 2005 Equity Incentive Plan. During 2007, 2006 and 2005, the Company granted 14,625, 30,025 and 692,000 restricted share units ("RSUs"), respectively, to certain employees and independent directors. Each RSU provides for the grant of one share of unrestricted common stock on the date that the vesting terms of each RSU is satisfied.

        Generally, with respect to RSU's granted in 2005, fifty percent of each award of RSUs (the "Time-vested RSUs") will vest in four equal annual installments beginning on August 12, 2006 and continuing on August 12 of each of the following three years, provided the recipient remains employed with the Company through such vesting dates. The remaining fifty percent of each award of RSUs (the "Performance-vested RSUs") will vest in four equal annual installments beginning on August 12, 2006 and continuing on August 12 of each of the following three years, provided the recipient remains employed with the Company through such vesting dates and the applicable performance condition for the applicable vesting period is met. For awards made in 2006 and 2007, fifty percent of each award is Time-vested RSUs and fifty percent is Performance-vested RSUs. Each component vests on the same date and manner as described above, except the proportion eligible to vest in each year has been adjusted based on the actual grant date. The performance condition for each vesting period will be based on the Company's earned distributable cash per share (as defined in the related restricted share unit agreement) for such vesting period. Each vesting period will begin on July 1 and end on June 30 of the subsequent year. All RSUs will immediately vest in full, and shares will be distributed, at the time of a Change in Control (as defined in the 2005 Equity Incentive Plan). If in any performance period the performance condition for a subsequent performance period is achieved, Performance-vested RSUs will be entitled to dividend equivalent rights in the subsequent performance period equal to the dividends which would be payable on the shares of common stock represented by the RSUs subject to vesting in that period. Payments of such dividend equivalents will be made in cash to the holders of RSUs at the time of actual dividend payments and will not be subject to vesting. Time-vested RSUs will not be entitled to dividend equivalent rights.

        Based on the Company's financial results for the vesting period ended June 30, 2007, the performance condition for the Performance-vested RSUs eligible for vesting on August 12, 2007 was

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EMPLOYEE BENEFIT PLANS (Continued)

met. A total of 54,975 Time-vested RSUs and Performance-vested RSUs vested on August 12, 2007. The performance targets for the remaining two vesting periods were not met as of June 30, 2007. Therefore, the holders of unvested Performance-based RSUs are not entitled to any dividend equivalent payments related to dividends declared after June 30, 2007.

        On July 23, 2007, the Compensation Committee of the Company's Board of Directors approved an amendment to the vesting provisions of certain RSUs held by those employees and directors of the Company who were considered "Designated Insiders" for purposes of the Company's insider trading policy. The amendment provided that, subject to the consent of the applicable employee or director, such individual's RSUs which had been scheduled to vest on August 12, 2007 would not vest until the earliest of (i) the closing of the Merger, (ii) the second business day following public announcement of the termination of the Merger Agreement and (iii) December 31, 2007. In addition, the Compensation Committee approved the grant of dividend equivalents with respect to any RSUs for which the applicable individual elected to defer vesting. All of the Designated Insiders, except for two independent directors, provided consents to the amendment. The vesting date was subsequently amended by the Compensation Committee to occur on December 17, 2007. On that date, a total of 104,625 Time-vested and Performance-vested RSUs were vested. Dividend equivalent right payments totaling $0.1 million were declared in 2007 related to these RSUs.

        The Company's chief executive officer resigned effective December 1, 2007. In connection with the severance agreement between the Company and the employee, the vesting of certain outstanding RSU's was accelerated to December 10, 2007. The RSUs accelerated consisted of (i) 20,000 Time-vested and Performance-vested RSUs scheduled to vest on December 17, 2007 (see above for discussion regarding Designated Insiders) and (ii) 10,000 Time-vested RSUs scheduled to vest on August 12, 2008. The acceleration of the RSUs scheduled to vest on August 12, 2008 resulted in $0.1 million of additional compensation expense being recognized in 2007.

        On September 7, 2007, the vesting of 1,000 RSUs held by employees of the Company's cold storage business was accelerated in connection with the sale of that business (see Note 3). Additional compensation expense of $0.02 million was recognized in 2007.

        Based on the Company's financial results for the vesting period ended June 30, 2006, the performance condition for the Performance-vested RSUs eligible for vesting on August 12, 2006 was met. A total of 172,375 Time-vested RSUs and Performance-vested RSUs vested on August 12, 2006. As a result of the performance targets for the remaining three vesting periods being met as of June 30, 2006, the holders of unvested Performance-based RSUs were entitled to dividend equivalent payments for the period from July 1, 2006 to June 30, 2007. During 2007 and 2006, dividend equivalent payments declared totaled $0.2 million in each year.

        Total compensation expense associated with the 2005 Equity Incentive Plan was $3.4 million, $3.7 million and $0.8 million during the years ended December 31, 2007, 2006 and 2005 respectively. Such compensation expense was recorded in "Operating Expenses" in the consolidated statements of operations. Approximately twenty-five percent of the Time-vested RSUs are being expensed during each period ending August 12 in 2006 to 2009. Performance-vested RSUs are being expensed on the same basis as it is management's belief that the performance condition for each period will be met. The associated income tax benefit from the vesting of RSUs and the grant of stock in 2007, 2006 and 2005 was $2.1 million, $1.5 million and $0.3 million, respectively. As of December 31, 2007, there was $5.9 million of total unrecognized compensation costs related to unvested RSUs. That cost is expected to be recognized over a weighted average period of 1.6 years. The total fair value of RSUs vested

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EMPLOYEE BENEFIT PLANS (Continued)

during the years ended December 31, 2007 and 2006 was $4.9 million and $3.7 million respectively. No RSUs vested in 2005.

        The weighted average grant-date fair value of the RSUs granted in 2007, 2006 and 2005 was $29.02 per share, $21.88 per share and $17.90 per share, respectively. The fair value per share of RSU grants in 2007 and 2006 was based on the closing market price of the Company's stock on the date of grant. The fair value of RSU grants in 2005 was estimated as the closing market price on the date of grant less the present value of dividends expected to be paid during the vesting period. The following weighted average assumptions were used to value grants in 2005:

Market value per share at grant date	$21.13
Expected quarterly cash dividend per share	$0.3825
Discount rate	4.22%
Vesting period	4 years

        The following table indicates share, fair value and remaining life information with respect to RSUs outstanding under the 2005 Equity Incentive Plan for the year ended December 31, 2007:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2006	537,450	$18.14
Granted	14,625	29.02
Vested	(190,600)	18.24
Forfeited	(9,875)	18.77

Outstanding, December 31, 2007	351,600	$18.45

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

        Compensation expense associated with the 2003 Stock Option Plan was $0.5 million, $1.1 million and $1.1 million during the years ended December 31, 2007, 2006 and 2005, excluding the effect of the acceleration of vesting schedules in 2005 as discussed in Note 11. Such compensation expense was recorded in "Operating Expenses" in the consolidated statements of operations. The associated income tax benefit from the vesting of restricted stock and the exercise of stock options in 2007, 2006 and 2005

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EMPLOYEE BENEFIT PLANS (Continued)

was $3.2 million, $1.5 million and $2.9 million, respectively. The total fair value of restricted stock vesting during the years ended December 31, 2007 and 2006 was $7.3 million and $3.8 million respectively. No restricted stock vested in 2005.

        The following table indicates share, fair value and remaining life information with respect to restricted stock outstanding under the 2003 Stock Option Plan for the year ended December 31, 2007:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2006	277,124	$2.90
Granted	—	—
Vested	(277,124)	2.90
Forfeited	—	—

Outstanding, December 31, 2007	—	$—

        The following table indicates share and exercise price information with respect to options outstanding under the 2003 Stock Option Plan for the year ended December 31, 2005:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2005	1,577,845	$7.25
Granted	—	—
Exercised	(1,577,845)	7.25
Forfeited	—	—

Outstanding at December 31, 2005	—	$—

Weighted average fair value of options granted during the year	$—

        The Black-Scholes option pricing model was used determine the fair value of options granted in the year ended December 31, 2004. The Black-Scholes model used the following weighted average assumptions: risk free interest rate of 4.24%, expected life of 10 years, no dividends to be paid and volatility of 0%.

        In 2006, the Company elected to apply the short-cut method to determine the hypothetical additional paid-in capital ("APIC") pool provided by FASB Staff Position SFAS No. 123(R)—3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards". The Company determined that a hypothetical pool of excess tax benefits existed in APIC as of January 1, 2006, the date of adoption of SFAS No. 123(R), related to historical stock option exercises. As of December 31, 2007, the total excess tax benefits in the APIC pool was approximately $7.0 million. In future periods, excess tax benefits resulting from stock option exercises will be recognized as additions to APIC in the period the benefit is realized, provided that the Company's net operating loss carryforwards have been utilized. If the Company has net operating loss carryforwards remaining, excess tax benefits will be reported in the footnotes as a suspended net operating loss carryforward. In

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EMPLOYEE BENEFIT PLANS (Continued)

the event of a shortfall (i.e., the tax benefit realized is less than the amount previously recognized through periodic stock compensation expense recognition and related deferred tax accounting), the shortfall would be charged against APIC to the extent of previous excess benefits, if any, including the hypothetical APIC pool, and then to tax expense.

13. RELATED PARTIES

        Trimaran and BSMB were party to a Monitoring and Management Services Agreement (the "Monitoring Agreement") pursuant to which they were engaged to provide monitoring and management services to the Company with respect to financial and operating matters. They also received an annual fee for ongoing monitoring and management services equal to $0.5 million per annum in the aggregate, which was subject to adjustment in certain circumstances. The Monitoring Agreement also provided that Trimaran and BSMB were to be reimbursed for reasonable out-of-pocket expenses in connection with activities undertaken pursuant to the agreement.

        Trimaran and BSMB also rendered additional services in connection with acquisitions, divestitures and financings pursuant to the Management Agreement. In connection with these services, they earned a fee equal to 2% of the value of any such transaction if additional equity is invested. In addition, the annual monitoring and management services fee was to be increased in connection with acquisitions by an amount equal to 1% of the trailing twelve-month pro forma EBITDA (as defined in the Monitoring Agreement) of acquired businesses. Trimaran and BSMB collectively earned monitoring and management services fees of $0.4 million during the year ended December 31, 2005. In connection with the IPO and the related transactions, the Company paid BSMB and Trimaran $4.0 million in the aggregate to terminate the Management Agreement (see Note 11).

        The Company was one of several portfolio companies in which BSMB had an interest. In 2004, BSMB initiated a process to identify areas where cost savings could be achieved by its portfolio companies by coordinating the purchases activities of such companies to take advantage of volume purchase discounts that would otherwise not be available to the Company if it were acting independently. In connection with this undertaking, BSMB entered into consulting arrangements with individuals and consulting firms. The consulting fees were charged to BSMB's portfolio companies based on each company's pro rata share of the overall cost savings achieved. The Company's share of the consulting fees was approximately $0.2 million. The Company recorded a charge for such consulting services in "Operating Expenses" in the consolidated statement of operations for the year ended December 31, 2005.

        Certain participants in the Trimaran investment program were affiliated with Canadian Imperial Bank of Commerce and BSMB was affiliated with Bear Stearns Corporate Lending, Inc., who are both lenders to the Credit Facility (see Note 9). In connection with the initial public offering of Reddy Holdings' common stock in August 2005, affiliates of BSMB and Trimaran received an aggregate payment of $3.1 million as compensation for their roles as underwriters for the initial public offering.

        Reddy Holdings issued 34,500 shares of restricted common stock and 250 shares of restricted preferred stock valued at an aggregate $0.5 million at the time of issuance to certain members of the Predecessor's management on August 14, 2003. The common shares vested on August 14, 2006. Compensation expense was recognized over the three-year life of the grant. The preferred shares became fully vested in October 2004 and were redeemed.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. RELATED PARTIES (Continued)

        The Company's chief executive officer resigned effective December 1, 2007. In connection with the severance agreement between the Company and the employee, the Company agreed to (i) pay the employee $0.3 million no later than December 31, 2007, (ii) accelerate the vesting of certain outstanding restricted stock units to December 10, 2007 (see Note 12 for additional information) and (iii) provide the employee with health insurance under the Company's benefit plans for four years. The Company recognized $0.5 million of expense in 2007 in connection with the severance agreement.

14. COMMITMENTS AND CONTINGENCIES

        The Company has leased certain facilities and equipment. Under these and other operating leases, future minimum annual rentals at December 31, 2007 are approximately $10.3 million in 2008, $8.8 million in 2009, $7.2 million in 2010, $6.2 million in 2011, $5.0 million in 2012 and $4.1 million thereafter. Rent expense was $14.2 million, $12.7 million and $11.6 million in the years ended December 31, 2007, 2006 and 2005, respectively.

        In June 1999, the Company entered into an exclusive supply agreement with a merchandiser manufacturer (the "Supply Agreement") in which it committed to purchase 4,000 merchandisers and/or Ice Factory merchandisers and a minimum of $1.5 million of replacement parts per twelve-month period commencing June 1, 1999. Effective June 1, 2002, the Supply Agreement was amended to modify certain terms, which included extending the term of the Supply Agreement to May 31, 2012 and reducing the annual merchandiser and replacement parts commitments to 2,000 units and $0.75 million, respectively. The Company was in compliance with the amended Supply Agreement at May 31, 2007 and management believes the Company will be in compliance as of May 31, 2008.

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

        On July 3, 2007, a stockholder derivative complaint was filed on behalf of the Company in the 199th Judicial District Court of Collin County, Texas, Cause No. 199-02240-07, naming as defendants, among others, the members of the Company's board of directors and GSO Capital Partners LP ("GSO"). The Company also was named as a nominal defendant. On August 9, 2007, the complaint was amended by the plaintiff, purporting to state a class action claim on behalf of the Company's stockholders. The amended complaint alleged, among other things, that the Company's directors breached their fiduciary duties in connection with the proposed merger transaction between the Company and affiliates of GSO by approving a transaction that would purportedly provide certain of the Company's stockholders and directors with preferential treatment at the expense of the Company's other stockholders and would not maximize stockholder value. A second amended complaint was filed on September 10, 2007 containing similar allegations and also setting forth various alleged omissions from the disclosures provided by the Company in its preliminary proxy statement relating to the special meeting of the Company's stockholders to adopt the merger agreement. All defendants have served answers to the second amended complaint.

        On September 27, 2007, the plaintiff filed a motion seeking a temporary restraining order to enjoin the special meeting of the Company's stockholders to adopt the merger agreement. The Company and the other defendants opposed the motion and vigorously disputed the plaintiff's assertions. A hearing on the motion was scheduled for October 3, 2007. On that date, the parties, including the Company,

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

reached an agreement in principle to settle the action in return for the Company providing certain supplemental disclosures in advance of the special meeting of the Company's stockholders. The defendants also agreed that, if the settlement was approved by the Court and consummated in accordance with its terms, the Company would pay plaintiff's attorneys' fees and expenses in an amount awarded by the Court but not to exceed $325,000 in the aggregate. The defendants denied, and continue to deny, all allegations of wrongdoing and agreed to the settlement solely to avoid the burden and expense of further litigation and to eliminate any possibility of a delay to the special meeting as a result of the litigation. The proposed settlement was expressly subject to consummation of the merger transaction, among other conditions.

        On January 31, 2008, the Company announced that the merger agreement had been terminated. As a result, the proposed settlement will not be consummated. It is uncertain whether the action will proceed in light of the termination of the merger agreement and the resulting cancellation of the proposed settlement. The Company and the other defendants intend to defend themselves vigorously against plaintiff's claims if the action continues.

        On February 13, 2008, the same alleged stockholder that is plaintiff in the litigation described above, filed a second action styled as a putative stockholder derivative action on behalf of the Company, also in the 199th Judicial District Court of Collin County, Texas. The complaint names the members of the Company's board of directors as defendants. In the complaint, the plaintiff claims that the directors breached their fiduciary duties and committed waste by "causing the Company" to enter into a Settlement Agreement dated January 31, 2008 with certain affiliates of GSO relating to the termination of the merger agreement. As a result of the termination of the merger agreement, the Company was paid $21 million by the GSO affiliates. Under the Settlement Agreement, the Company reimbursed the GSO affiliates $4 million for certain expenses incurred in connection with the proposed merger transaction. The complaint seeks injunctive relief against the $4 million payment to the GSO affiliates, an order directing the defendants to reimburse the Company to the extent any such payment has been made, and plaintiff's costs and attorneys' fees in bringing the action. Defendants' responses to the complaint are due by March 28, 2008. The defendants intend to defend themselves vigorously against plaintiff's claims.

15. QUARTERLY INFORMATION (UNAUDITED)

        The following table summarizes the unaudited quarterly information for the years ended December 31, 2007, 2006 and 2005. In the opinion of management, all adjustments necessary for a fair presentation of the unaudited results for the periods are included.

For the year ended December 31, 2007:

	1st	2nd	3rd	4th	Year
	(in thousands)
Revenues	$45,437	$103,612	$125,701	$64,288	$339,038
Gross profit	3,865	37,734	48,657	13,746	104,002
Net (loss) income	(10,208)	10,621	16,574	(6,644)	10,343
Basic net (loss) income per share	(0.47)	0.49	0.76	(0.30)	0.47
Diluted net (loss) income per share	(0.47)	0.48	0.75	(0.30)	0.47

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. QUARTERLY INFORMATION (UNAUDITED) (Continued)

For the year ended December 31, 2006:

	1st	2nd	3rd	4th	Year
	(in thousands)
Revenues	$42,121	$110,219	$123,311	$59,299	$334,950
Gross profit	4,989	43,269	48,155	14,069	110,482
Net (loss) income	(8,239)	12,713	15,072	(4,885)	14,661
Basic net (loss) income per share	(0.39)	0.60	0.70	(0.23)	0.68
Diluted net (loss) income per share	(0.39)	0.59	0.69	(0.23)	0.68

For the year ended December 31, 2005:

	1st	2nd	3rd	4th	Year
	(in thousands)
Revenues	$36,319	$89,913	$122,733	$57,290	$306,255
Gross profit	2,083	34,230	51,633	12,577	100,523
Net (loss) income	(10,181)	5,395	(3,093)	(4,237)	(12,116)
Basic net (loss) income per share	(0.74)	0.39	(0.17)	(0.20)	(0.72)
Diluted net (loss) income per share	(0.74)	0.36	(0.17)	(0.20)	(0.72)

        The Company sold its bottled water business and substantially all of its cold storage business on August 31, 2007 and September 7, 2007 (see Note 3). The results of these businesses are presented as "Discontinued Operations" in the consolidated statements of operations. As a result, the previously reported historical revenues and gross profit amounts in the tables above have been adjusted to reflect this presentation.

16. SUBSEQENT EVENTS

        The Company entered into a supply agreement with a plastic bag manufacturer (the "Bag Supply Agreement") in which it committed to purchase 250 million bags per twelve-month period beginning March 1, 2008. The Bag Supply Agreement expires on March 1, 2013.

        On March 5, 2008, the Company and certain of its employees, including members of its management, received grand jury subpoenas issued from the U.S. District Court for the Eastern District of Michigan seeking information in connection with an investigation by the Antitrust Division of the United States Department of Justice ("DOJ") into possible antitrust violations in the packaged ice industry. In addition, on March 5, 2008, federal officials executed a search warrant at the Company's corporate office in Dallas, Texas. The Company expects to make available documents and other requested information to the DOJ's Antitrust Division in connection with the investigation. The subpoenas received by the Company and its employees are part of a broader industry inquiry; at least one other packaged ice manufacturer has also received such a subpoena. Senior management is not aware that the Company has engaged in anticompetitive behavior, or other activities, which would violate the antitrust laws. On March 6, 2008, the Company's Board of Directors formed a special committee of independent directors to conduct an internal investigation of these matters. The special committee's investigation is ongoing and the outcome of the investigation is unknown. The special committee has hired special counsel to assist in its investigation.

        On March 10, 2008, March 11, 2008, and March 12, 2008, three putative class actions were filed against Reddy Holdings, Arctic Glacier Income Fund, Arctic Glacier, Inc., Arctic Glacier International, Inc., and Home City Ice Company in the United States District Court for the District of Minnesota. Although the Company has not yet been formally served with these lawsuits, it understands that these three actions allege violations of the federal antitrust laws and related claims and seek damages and injunctive relief. The Company intends to vigorously defend these lawsuits. At this time the Company is unable to predict the potential outcome of these lawsuits or any potential effect they may have on the Company or its operations.

QuickLinks

REDDY ICE HOLDINGS, INC. ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007
TABLE OF CONTENTS
UNCERTAINTY OF FORWARD LOOKING STATEMENTS AND INFORMATION
  ITEM 1. Business
BUSINESS
  ITEM 1A. Risk Factors
Risks Relating to Our Common Stock
  ITEM 1B. Unresolved Staff Comments
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
  ITEM 8. Financial Statements and Supplementary Data
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  ITEM 9B. Other Information
  ITEM 10. Directors and Executive Officers of the Registrant
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  ITEM 13. Certain Relationships and Related Transactions
  ITEM 14. Principal Accountant Fees and Services
  ITEM 15. Exhibits and Financial Statement Schedules
SIGNATURES
INDEX TO FINANCIAL STATEMENTS
REDDY ICE HOLDINGS, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS
REDDY ICE HOLDINGS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS
REDDY ICE HOLDINGS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
REDDY ICE HOLDINGS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
REDDY ICE HOLDINGS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS