Form 10-Q
period 2008-03-31
REDDY ICE HOLDINGS INC
filed 2008-05-05
CIK 1268984

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
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

        The number of shares of registrant's common stock outstanding as of May 5, 2008 was 21,999,995.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2008

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2008	December 31, 2007
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,663	$17,183
Accounts receivable, net	23,202	27,268
Inventories, parts and supplies	12,809	10,709
Prepaid expenses and other current assets	3,232	3,434
Deferred tax assets	2,286	2,382

Total current assets	65,192	60,976
RESTRICTED CASH AND CASH EQUIVALENTS	10,988	17,262
PROPERTY AND EQUIPMENT, net	218,723	220,673
GOODWILL	228,885	226,591
OTHER INTANGIBLES, net	81,064	81,744
OTHER ASSETS	289	314

TOTAL	$605,141	$607,560

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$5	$20
Revolving credit facility	10,750	—
Accounts payable	13,506	16,371
Accrued expenses	16,446	18,294
Dividends payable	9,240	9,240

Total current liabilities	49,947	43,925
LONG-TERM OBLIGATIONS	381,804	378,238
DEFERRED TAXES AND OTHER LIABILITIES, net	46,980	45,415
COMMITMENTS AND CONTINGENCIES (Note 12)	—	—
STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value; 75,000,000 shares authorized; 21,999,995 shares issued and outstanding at March 31, 2008 and December 31, 2007	220	220
Additional paid-in capital	221,511	220,679
Accumulated deficit	(92,603)	(80,052)
Accumulated other comprehensive loss	(2,718)	(865)

Total stockholders' equity	126,410	139,982

TOTAL	$605,141	$607,560

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share amounts)

Revenues	$43,035	$45,438
Cost of sales (excluding depreciation)	37,288	36,724
Depreciation expense related to cost of sales	5,150	4,849

Gross profit	597	3,865
Operating expenses	10,837	10,372
Depreciation and amortization expense	1,641	1,462
Cost of antitrust investigations and related litigation (Note 12)	1,187	—
Transaction costs related to merger agreement (Note 1)	811	—
Loss (gain) on dispositions of assets	(4)	123

Loss from operations	(13,875)	(8,092)
Interest expense	(7,896)	(7,533)
Interest income	283	216
Gain on termination of merger agreement (Note 1)	17,000	—

Loss before income taxes	(4,488)	(15,409)
Income tax benefit	1,177	5,439

Net loss from continuing operations	(3,311)	(9,970)
Loss from discontinued operations, net of tax (Note 3)	—	(238)

Net loss	$(3,311)	$(10,208)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.15)	$(0.46)
Loss from discontinued operations	—	(0.01)

Net loss	$(0.15)	$(0.47)

Weighted average common shares outstanding	22,000	21,686

Cash dividends declared per share	$0.4200	$0.4000

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock
					Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit		Total
	(in thousands)
Balance at January 1, 2008	22,000	$220	$220,679	$(80,052)	$(865)	$139,982
Compensation expense related to stock-based awards	—	—	832	—	—	832
Cash dividends declared	—	—	—	(9,240)	—	(9,240)
Comprehensive loss:
Net loss	—	—	—	(3,311)	—	(3,311)
Change in fair value of derivative	—	—	—	—	(1,853)	(1,853)

Total comprehensive loss						(5,164)

Balance at March 31, 2008	22,000	$220	$221,511	$(92,603)	$(2,718)	$126,410

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,311)	$(10,208)
Adjustments to reconcile net loss to net cash used in operating activities (excluding working capital from acquisitions):
Depreciation and amortization expense	6,791	6,621
Amortization of debt issue costs and debt discount	3,930	3,584
Loss (gain) on dispositions of assets	(4)	123
Stock-based compensation expense	832	1,086
Deferred tax benefit	(1,177)	(5,597)
Change in assets and liabilities:
Accounts receivable, inventory and prepaid expenses	2,307	(145)
Accounts payable, accrued expenses and other	(4,131)	(6,309)

Net cash provided by (used in) operating activities	5,237	(10,845)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(4,768)	(4,632)
Proceeds from dispositions of property and equipment	1,345	56
Cost of acquisitions	(3,113)	(11,476)
Decrease in restricted cash and cash equivalents	6,274	—
Collection of note receivable	10	3

Net cash used in investing activities	(252)	(16,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(9,240)	(8,828)
Borrowings under the credit facility, net	10,750	6,300
Repayment of long-term obligations	(15)	(13)

Net cash provided by (used in) financing activities	1,495	(2,541)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,480	(29,435)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,183	39,434

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,663	$9,999

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$4,170	$4,019

Cash receipts of interest income	$273	$337

Cash payments for income taxes	$15	$15

Borrowings under the credit facility	$19,250	$7,700

Repayments on the credit facility	$(8,500)	$(1,400)

Decrease in fair value of derivative	$(2,978)	$(826)

Cash dividends declared, not paid	$9,240	$8,827

Additions to property and equipment included in accounts payable	$618	$2,063

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

1. General

        The condensed consolidated financial statements of Reddy Ice Holdings, Inc. included herein are unaudited; however, the balance sheet as of December 31, 2007 has been derived from the audited financial statements for that date. These financial statements have been prepared by the Company pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Under the SEC's regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. All significant intercompany balances and transactions have been eliminated upon consolidation, and all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal and recurring nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results to be achieved for the full year.

        Reddy Ice Holdings, Inc. ("Reddy Holdings"), and its wholly-owned subsidiary, Reddy Ice Corporation ("Reddy Corp."), referred to collectively as the "Company", manufacture and distribute packaged ice products. The Company is the largest manufacturer of packaged ice products in the United States and serves approximately 82,000 customer locations in 31 states and the District of Columbia.

        On July 2, 2007, the Company announced that it had entered into an Agreement and Plan of Merger, dated as of July 2, 2007 (the "Merger Agreement"), by and among Reddy Ice Holdings, Inc. and certain affiliates of GSO Capital Partners LP ("GSO"). The Merger Agreement provided for the acquisition of the Company's outstanding common stock for a cash purchase price of $31.25 per share. The Company's stockholders approved the transaction at a special stockholder meeting on October 12, 2007.

        On January 31, 2008, the Company reached an agreement with affiliates of GSO to terminate the Merger Agreement. A settlement agreement (the "Settlement Agreement") was entered into which released all parties from any claims related to the contemplated acquisition and provided for a $21 million termination fee to be paid by GSO. The Company agreed to pay up to $4 million of fees and expenses incurred by GSO and its third-party consultants in connection with the transaction. The Company received a net payment of $17 million on February 5, 2008. During the three months ended March 31, 2008, Company incurred $0.8 million of other expenses in connection with the merger transaction and the related stockholder litigation (see Note 12).

2. New Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value estimates. Adoption of this standard on January 1, 2008 had no impact on the Company's results of operations and financial position.

        In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157", which delayed the effective date of SFAS No. 157 for nonfinancial assets and

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

2. New Accounting Pronouncements (Continued)

nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company elected to defer the adoption of SFAS No. 157 for its nonfinancial assets and nonfinancial liabilities until January 1, 2009.

        The following tables present the assets and liabilities as of March 31, 2008 that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets—none	—	—	—	—
Liabilities—interest rate hedge	$4.5	—	$4.5	—

        The interest rate hedge was valued using the income approach to calculate the present value of the future cash flows expected to be paid under the interest rate hedge.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Adoption of this standard on January 1, 2008 had no impact on the Company's results of operations and financial position as it elected not to remeasure any of its financial assets or liabilities at fair value.

        On June 14, 2007, the FASB reached consensus on EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards". EITF No. 06-11 requires that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF No. 06-11 is effective for fiscal years beginning on or after December 15, 2007. Adoption of this standard on January 1, 2008 had no impact on the Company's results of operations and financial position.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity's deferred tax assets and uncertain tax positions after

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

2. New Accounting Pronouncements (Continued)

the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact that this standard may have on its results of operations and financial position.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities". SFAS No. 161 will require enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Adoption of this standard on January 1, 2009 is not expected to have any impact on the Company's results of operations and financial position.

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

	Three Months Ended March 31,
	2008		2007
	(in thousands)
Revenues of discontinued operations		$—	$1,591
Loss from discontinued operations before tax	$		$(396)
Income tax benefit		—	158

Net loss from discontinued operations		$—	$(238)

        The Company's senior credit facilities require that the net proceeds from the sale of the discontinued operations be used either to repay the outstanding term loan or to make acquisitions and/or capital expenditures within twelve months of the receipt of such proceeds (see Note 7). Accordingly, the remaining, unutilized net proceeds from the sales are reported as "Restricted Cash and Cash Equivalents" in the consolidated balance sheet.

4. Acquisitions

        During the three months ended March 31, 2008, the Company purchased five ice companies. Including direct acquisition costs, the total acquisition consideration was $3.1 million. The total purchase price was allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair values as of the respective closing dates using valuations and other studies. The

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

4. Acquisitions (Continued)

following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition (dollars in millions):

Total assets acquired	$1.1
Total liabilities assumed	(0.5)

Net assets acquired	$0.6

        The excess of $2.5 million of the aggregate purchase price over the net assets acquired was allocated to goodwill ($1.6 million) and other intangible assets ($0.9 million). Other intangible assets are comprised of customer lists, which are being amortized on a straight line basis over useful lives of 11 to 30 years.

        During 2007, the Company purchased twenty ice companies for total acquisition consideration of $26.8 million. The results of operations of the 2007 and 2008 acquisitions are included in the Company's consolidated results of operations from the date of each acquisition, which ranged from January 2, 2007 to December 28, 2007 and from February 29, 2008 to March 31, 2008.

        The following unaudited pro forma information presents the Company's consolidated results of operations (i) for the three months ended March 31, 2008 as if the 2008 acquisitions had all occurred on January 1, 2008 and (ii) for the three months ended March 31, 2007 as if the 2008 and 2007 acquisitions had all occurred on January 1, 2007:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Pro forma revenues	$43,199	$47,013
Pro forma net loss	(3,388)	(10,902)
Pro forma basic and diluted net loss per share	(0.15)	(0.50)

5. Inventories, Parts and Supplies

        Inventories consist of raw materials and finished goods. Raw materials are composed of ice packaging material. Parts and supplies consist of spare parts for production equipment and ice merchandisers and miscellaneous supplies. Finished goods consist of packaged ice. Inventories, parts and supplies are valued at the lower of cost or market and include overhead allocations. Cost is determined using the first-in, first-out and average cost methods.

	March 31, 2008	December 31, 2007
	(in thousands)
Raw materials	$5,840	$5,308
Finished goods	4,016	2,484
Parts and supplies	2,953	2,917

Total	$12,809	$10,709

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

6. Accrued Expenses

	March 31, 2008	December 31, 2007
	(in thousands)
Accrued compensation and employee benefits, including payroll taxes and workers compensation insurance	$3,806	$5,405
Accrued interest	3,226	3,779
Accrued utilities	1,065	1,681
Accrued property, sales and other taxes and unrecognized tax benefits	4,053	3,131
Other accrued insurance	1,679	1,717
Other	2,617	2,581

Total	$16,446	$18,294

7. Revolving Credit Facility and Long-Term Obligations

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

        The Discount Notes include customary covenants that restrict, among other things, Reddy Holdings' ability to incur additional debt or issue certain preferred stock, pay dividends or redeem, repurchase or retire its capital stock or subordinated indebtedness, make certain investments, create liens, enter into arrangements that restrict dividends from its subsidiary, merge or sell all or substantially all of its assets or enter into various transactions with affiliates. From and after November 1, 2008, Reddy Holdings may redeem any or all of the Discount Notes by paying a redemption premium, which is initially 5.25% of the principal amount at maturity of the notes and declines annually to 0% for the period commencing on November 1, 2010 and thereafter. If Reddy Holdings experiences a change of control, Reddy Holdings will be required to make an offer to repurchase the Discount Notes at a price equal to 101% of their accreted value, plus accrued and

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

7. Revolving Credit Facility and Long-Term Obligations (Continued)

unpaid interest, if any, to the date of purchase. Reddy Holdings may also be required to make an offer to purchase the senior discount notes with proceeds of asset sales, including the proceeds of the sale of the Company's non-ice businesses, that are not reinvested in the Company's business or used to repay other indebtedness.

        Senior Credit Facilities.    On August 12, 2005, the Company amended and restated its credit facilities with a syndicate of banks, financial institutions and other entities as lenders, including Credit Suisse, Cayman Islands Branch, as Administrative Agent, CIBC World Markets Corp., Bear Stearns Corporate Lending Inc. and Lehman Commercial Paper, Inc. (the "Credit Facilities"). The Credit Facilities provide for a $60 million revolving credit facility (the "Revolving Credit Facility") and a $240 million term loan (the "Term Loan"). The Credit Facilities are obligations of Reddy Corp. The Revolving Credit Facility and Term Loan mature on August 12, 2010 and August 12, 2012, respectively.

        At March 31, 2008, the Company had $43.5 million of availability under the Revolving Credit Facility, which was net of an outstanding balance of $10.8 million and standby letters of credit of $5.7 million. The standby letters of credit are used primarily to secure certain insurance obligations.

        Principal balances outstanding under the Credit Facility bear interest per annum, at the Company's option, at the sum of the base rate plus 0.75% or LIBOR plus 1.75%. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%. At March 31, 2008, the weighted average interest rate of borrowings outstanding under the Credit Facility was 6.1%. Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. The Company also pays a quarterly fee on the average availability under the revolving credit facility at an annual rate of 0.5%.

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

        The Credit Facilities contain financial covenants, which include the maintenance of certain financial ratios, as defined in the Credit Facilities, and are collateralized by substantially all of the Company's assets and the capital stock of its subsidiary. Reddy Holdings guarantees the Credit Facilities and such guarantee is secured by the capital stock of Reddy Corp. At March 31, 2008, Reddy Corp. was in compliance with these covenants.

        Interest Rate Hedging Agreement.    Effective September 12, 2005, the Company entered into an interest rate hedging agreement (the "Hedge") to fix the interest rate on a portion of its Term Loan.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

7. Revolving Credit Facility and Long-Term Obligations (Continued)

The Hedge has a term of three years and ten months and an initial notional balance of $220 million. The notional balance decreases by $20 million on October 12 of each of the next three years, beginning on October 12, 2006. The Company pays a fixed rate of 4.431% on the notional balance outstanding and receives an amount equal to 3-month LIBOR. Any net payable or receivable amount is settled quarterly. If the Company had been required to settle the Hedge as of March 31, 2008, it would have paid $4.5 million. In accordance with hedge accounting rules, the fair value of the Hedge is included in the caption "Deferred Taxes and Other Liabilities, net" in the consolidated balance sheet. Changes in the fair value of the Hedge are recorded as "Other Comprehensive Loss" in the consolidated statement of stockholders' equity. The Company is exposed to risk of loss in the event of non-performance by the counterparty to the Hedge. The Company does not anticipate non-performance by the counterparty, however recent dislocations in the credit markets have resulted in greater uncertainty regarding counterparty performance.

        At March 31, 2008 and December 31, 2007, long-term obligations consisted of the following:

	March 31, 2008	December 31, 2007
	(in thousands)
Credit facility—Term Loan	$240,000	$240,000
10 1/2% Senior Discount Notes	150,500	150,500
Less: Unamortized debt discount on 10 1/2% Senior Discount Notes	(8,696)	(12,262)
Other	5	20

Total long-term obligations	381,809	378,258
Less: Current maturities	5	20

Long-term obligations, net	$381,804	$378,238

8. Capital Stock

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

8. Capital Stock (Continued)

        Since the completion of the Company's initial public offering on August 10, 2005, the board of directors of Reddy Holdings has declared dividends on its common stock as follows:

Declaration Date	Record Date	Payable Date	Dividend Per share	Total Dividend
August 11, 2005	September 30, 2005	October 17, 2005	$0.20788	$4.5 million
December 15, 2005	December 30, 2005	January 17, 2006	$0.38250	$8.3 million
March 15, 2006	March 31, 2006	April 17, 2006	$0.38250	$8.3 million
June 15, 2006	June 30, 2006	July 17, 2006	$0.40000	$8.7 million
September 15, 2006	September 29, 2006	October 16, 2006	$0.40000	$8.8 million
December 15, 2006	December 29, 2006	January 16, 2007	$0.40000	$8.8 million
March 15, 2007	March 30, 2007	April 16, 2007	$0.40000	$8.8 million
June 15, 2007	June 29, 2007	July 16, 2007	$0.42000	$9.3 million
September 15, 2007	September 28, 2007	October 15, 2007	$0.42000	$9.2 million
December 15, 2007	December 31, 2007	January 15, 2008	$0.42000	$9.2 million
March 15, 2008	March 31, 2008	April 15, 2008	$0.42000	$9.2 million

        Preferred Stock.    Reddy Holdings is authorized to issue up to 25,000,000 shares of $0.01 par value preferred stock, all of which is currently undesignated and unissued.

9. Employee Benefit Plans

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

        On November 3, 2005, 9,300 unrestricted common shares were granted to certain employees under the 2005 Equity Incentive Plan. During 2007, 2006 and 2005, the Company granted 14,625, 30,025 and 692,000 restricted share units ("RSUs"), respectively, to certain employees and independent directors. On February 19, 2008, certain employees were granted 30,700 RSUs. Each RSU provides for the grant of one share of unrestricted common stock on the date that the vesting terms of each RSU is satisfied.

        Generally, with respect to RSU's granted in 2005, fifty percent of each award of RSUs (the "Time-vested RSUs") will vest in four equal annual installments beginning on August 12, 2006 and continuing on August 12 of each of the following three years, provided the recipient remains employed with the Company through such vesting dates. The remaining fifty percent of each award of RSUs (the "Performance-vested RSUs") will vest in four equal annual installments beginning on August 12, 2006 and continuing on August 12 of each of the following three years, provided the recipient remains employed with the Company through such vesting dates and the applicable performance condition for the applicable vesting period is met. For awards made from 2006 to 2008, fifty percent of each award is

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

9. Employee Benefit Plans (Continued)

Time-vested RSUs and fifty percent is Performance-vested RSUs and none of the awards are subject to vesting later than August 12, 2009. Each component vests on the same date and manner as described above, except the proportion eligible to vest in each year has been adjusted based on the actual grant date. The performance condition for each vesting period will be based on the Company's earned distributable cash per share (as defined in the related restricted share unit agreement) for such vesting period. Each vesting period will begin on July 1 and end on June 30 of the subsequent year. All RSUs will immediately vest in full, and shares will be distributed, at the time of a Change in Control (as defined in the 2005 Equity Incentive Plan). If in any performance period the performance condition for a subsequent performance period is achieved, Performance-vested RSUs will be entitled to dividend equivalent rights in the subsequent performance period equal to the dividends which would be payable on the shares of common stock represented by the RSUs subject to vesting in that period. Payments of such dividend equivalents will be made in cash to the holders of RSUs at the time of actual dividend payments and will not be subject to vesting. Time-vested RSUs will not be entitled to dividend equivalent rights.

        Based on the Company's financial results for the vesting period ended June 30, 2006, the performance condition for the Performance-vested RSUs eligible for vesting on August 12, 2006 was met. As a result of the performance targets for the remaining three vesting periods being met as of June 30, 2006, the holders of unvested Performance-based RSUs were entitled to dividend equivalent payments for the period from July 1, 2006 to June 30, 2007. During the three months ended March 31, 2007, dividend equivalent payments declared totaled $0.1 million.

        Based on the Company's financial results for the vesting period ended June 30, 2007, the performance condition for the Performance-vested RSUs eligible for vesting on August 12, 2007 was met. The performance targets for the remaining two vesting periods were not met as of June 30, 2007. Therefore, the holders of unvested Performance-based RSUs are not entitled to any dividend equivalent payments related to dividends declared during the period from July 1, 2007 to June 30, 2008.

        Total compensation expense associated with the 2005 Equity Incentive Plan was $0.8 million during the three months ended March 31, 2008 and 2007. Such compensation expense was recorded in "Operating Expenses" in the consolidated statements of operations. As of March 31, 2008, approximately 349,000 shares were reserved for issuance and approximately 529,000 shares were available for grant under the 2005 Equity Incentive Plan.

        2003 Stock Option Plan.    During 2003, the board of directors approved the Reddy Ice Holdings, Inc. 2003 Stock Option Plan (the "2003 Stock Option Plan") that reserved for issuance 1,555,150 shares of common stock, subject to adjustment under certain circumstances. This plan provided for the granting of incentive awards in the form of stock options to directors, officers and employees of the Company or its subsidiary and affiliates at the discretion of the Compensation Committee of the Board of Directors. On August 12, 2005, all outstanding options under the 2003 Stock Option Plan were exercised in exchange for restricted shares. The final vesting of such restricted shares occurred on July 1, 2007. On July 23, 2007, the Board of Directors terminated the 2003 Stock Option Plan. Compensation expense associated with the 2003 Stock Option Plan was $0.3 million during the three months ended March 31, 2007. Such compensation expense was recorded in "Operating Expenses" in the consolidated statements of operations.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

10. Earnings (Loss) Per Share

        The computation of net loss per share is based on net loss divided by the weighted average number of shares outstanding. For the three months ended March 31, 2008 and 2007, there were 0.3 million and 0.6 million shares, respectively, of dilutive securities which are not included in the computation of diluted net loss per share as their effect would be anti-dilutive.

11. Income Taxes

        The Company's effective tax rate differs from the federal statutory income tax rate of 35% due to state income taxes, the adjustment of deferred taxes related to a prior acquisition, and the effect of permanent differences, primarily the non-deductible portion of the interest expense recognized on the 10 1/2% Senior Discount Notes.

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

        Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded on the balance sheet as part of the Company's FIN 48 liability at March 31, 2008 was approximately $1.3 million. The total amount of interest and penalties, net of federal benefit, recognized in the statement of operations for the three months ended March 31, 2008 and March 31, 2007 was $0.02 million and $0.03 million, respectively.

        As a result of NOL carryforwards, the Company's federal statute of limitations remains open for all years since 1990 with no years currently under examination by the Internal Revenue Service, and U.S. state jurisdictions are generally open to examination for the tax year 1997 and beyond. The Company is undergoing routine tax audits in certain U.S. state jurisdictions covering multiple years. The Company is not aware of any material proposed income tax adjustments and expects the completion of the audits in the near term. A $2.3 million reduction of the $3.6 million total

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

11. Income Taxes (Continued)

unrecognized tax benefit is possible in the next 12 months as a result of the settlement of certain current tax audits and other potential settlements with U.S. state taxing authorities.

12. Commitments and Contingencies

        In order to secure a long-term supply of plastic bags at favorable prices, the Company entered into a supply agreement with a plastic bag manufacturer (the "Bag Supply Agreement") in which it committed to purchase 250 million bags per twelve-month period beginning March 1, 2008. The Bag Supply Agreement expires on March 1, 2013.

  Antitrust Matters

        In March 2008, the Company and certain of its employees, including members of its management, received subpoenas issued by a federal grand jury in the Eastern District of Michigan seeking documents and information in connection with an investigation by the Antitrust Division of the United States Department of Justice ("DOJ") into possible antitrust violations in the packaged ice industry. In addition, on March 5, 2008, federal officials executed a search warrant at the Company's corporate office in Dallas, Texas. The search warrant and subpoenas that the Company and its employees received are part of a broader industry inquiry; at least one other packaged ice manufacturer has also received such a subpoena.

        On March 25, 2008, the Company was served by the Office of the Attorney General of the State of Florida with an antitrust civil investigative demand requesting the production of documents and information relating to an investigation of agreements in restraint of trade and/or price-fixing with respect to the pricing or market allocation of packaged ice. The Company believes the investigation by the State of Florida is related to the investigation of the packaged ice industry by the DOJ's Antitrust Division.

        The Company is cooperating with the authorities in these investigations and expects to make available documents and other information in response to the subpoena and the civil investigative demand. At this time the Company is unable to predict the outcome of these investigations or any potential effect they may have on the Company, its employees or operations.

        On March 6, 2008, the Company's Board of Directors formed a special committee of independent directors to conduct an internal investigation of these matters. The special committee has retained counsel to assist in its investigation. The investigation is ongoing and the outcome of the investigation is unknown. The Company and its employees are cooperating in the special committee's investigation.

        Following the announcement that the DOJ's Antitrust Division had instituted an investigation of the packaged ice industry, a number of lawsuits, including putative class action lawsuits, have been instituted in various federal courts in multiple jurisdictions alleging violations of the federal antitrust laws and related claims and seeking damages and injunctive relief. Although the Company has not yet been formally served in connection with all of these lawsuits, as of May 2, 2008, the Company is aware of 62 putative class actions that have been filed naming the Company and other packaged ice companies as defendants. Motions have been filed with the Judicial Panel on Multidistrict Litigation seeking to consolidate pretrial proceedings in all of the putative class actions in various districts. The Company filed a response to those motions with the Panel on April 24, 2008, agreeing that

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

12. Commitments and Contingencies (Continued)

consolidation of the cases is appropriate and requesting that the cases be consolidated in the District of Minnesota. A hearing on these motions has been scheduled for May 29, 2008. Plaintiffs in several of the actions have agreed to extend the Company's deadline to respond to the complaints until 45 days after a determination by the Panel. The Company and the other defendants are attempting to obtain similar extensions from plaintiffs in the remaining actions. The Company intends to vigorously defend these lawsuits. At this time, the Company is unable to predict the outcome of these lawsuits or any potential effect they may have on the Company or its operations.

  Stockholder Litigation

        On July 3, 2007, a stockholder derivative complaint was filed on the Company's behalf in the 199th Judicial District Court of Collin County, Texas, Cause No. 199-02240-07, naming as defendants, among others, the members of the Company's board of directors and GSO Capital Partners LP ("GSO"). The Company was also named as a nominal defendant. On August 9, 2007, the complaint was amended by the plaintiff, purporting to state a class action claim on behalf of the Company's stockholders. The amended complaint alleged, among other things, that the Company's directors breached their fiduciary duties in connection with the proposed merger transaction between the Company and affiliates of GSO by approving a transaction that would purportedly provide certain of the Company's stockholders and directors with preferential treatment at the expense of its other stockholders and would not maximize stockholder value. A second amended complaint was filed on September 10, 2007 containing similar allegations and also setting forth various alleged omissions from the disclosures provided by the Company in its preliminary proxy statement relating to the special meeting of its stockholders to adopt the Merger Agreement. All defendants have served answers to the second amended complaint.

        On September 27, 2007, the plaintiff filed a motion seeking a temporary restraining order to enjoin the special meeting of the Company's stockholders to adopt the Merger Agreement. The Company and the other defendants opposed the motion and vigorously disputed the plaintiff's assertions. A hearing on the motion was scheduled for October 3, 2007. On that date, the Company and the other parties reached an agreement in principle to settle the action in return for the Company providing certain supplemental disclosures in advance of the special meeting of the Company's stockholders. The defendants also agreed that, if the settlement was approved by the Court and consummated in accordance with its terms, the Company would pay plaintiff's attorneys' fees and expenses in an amount awarded by the Court but not to exceed $325,000 in the aggregate. The defendants denied, and continue to deny, all allegations of wrongdoing and agreed to the settlement solely to avoid the burden and expense of further litigation and to eliminate any possibility of a delay to the special meeting as a result of the litigation. The proposed settlement was expressly subject to consummation of the merger transaction, among other conditions.

        On January 31, 2008, the Company announced that the Merger Agreement had been terminated. As a result, the proposed settlement will not be consummated. On March 28, 2008, the defendants filed a motion seeking dismissal of the action on the ground that all of plaintiff's claims were rendered moot by the termination of the Merger Agreement. The court has not yet established a date for a hearing on the defendants' motion. The Company and the other defendants intend to defend themselves vigorously against plaintiff's claims if the action continues.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

12. Commitments and Contingencies (Continued)

        On February 13, 2008, the alleged stockholder that is plaintiff in the litigation described above, filed a second action styled as a putative stockholder derivative action on the Company's behalf, also in the 199th Judicial District Court of Collin County, Texas. The complaint names the members of the Company's board of directors as defendants. In the complaint, the plaintiff claims that the directors breached their fiduciary duties and committed waste by "causing the Company" to enter into the Settlement Agreement dated January 31, 2008 with certain affiliates of GSO relating to the termination of the Merger Agreement. As a result of the termination of the Merger Agreement, the Company was paid $21 million by the GSO affiliates. Under the Settlement Agreement, the Company reimbursed the GSO affiliates $4 million for certain expenses incurred in connection with the proposed merger transaction. The complaint seeks injunctive relief against the $4 million payment to the GSO affiliates, an order directing the defendants to reimburse the Company to the extent any such payment has been made, and plaintiff's costs and attorneys' fees in bringing the action.

        On March 28, 2008, the defendants filed a motion to dismiss the petition and the Company and the defendants also served and filed answers to the petition. The directors' motion argues that plaintiff failed to make a pre-suit demand on the board of directors before instituting the action and failed to allege facts showing that such a demand would have been futile. The motion also argues that plaintiff has failed to state a claim against the directors under the business judgment rule and that plaintiff's claims for money damages are barred by the exculpatory provision of Reddy Ice's certificate of incorporation. The court has not yet established a date for a hearing on the defendants' motion. The defendants intend to defend themselves vigorously against plaintiff's claims.

  Other Matters

        The Company is also involved in various other claims, lawsuits and proceedings arising in the ordinary course of business. There are uncertainties inherent in the ultimate outcome of such matters and it is difficult to determine the ultimate costs that the Company may incur. The Company believes the resolution of such other ordinary course uncertainties and the incurrence of such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other information included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2007, previously filed with the Securities and Exchange Commission ("SEC").

        Reddy Ice Holdings, Inc. ("Reddy Holdings"), and its wholly-owned subsidiary, Reddy Ice Corporation ("Reddy Corp."), manufacture and distribute packaged ice products. The Company is the largest manufacturer of packaged ice products in the United States and serves approximately 82,000 customer locations in 31 states and the District of Columbia.

        On July 2, 2007, we announced that we had entered into an Agreement and Plan of Merger, dated as of July 2, 2007 (the "Merger Agreement"), by and among Reddy Holdings and certain affiliates of GSO Capital Partners LP ("GSO"). The Merger Agreement provided for the acquisition of our outstanding common stock for a cash purchase price of $31.25 per share. Our stockholders approved the transaction at a special stockholder meeting on October 12, 2007.

        On January 31, 2008, we reached an agreement with affiliates of GSO to terminate the Merger Agreement. A settlement agreement (the "Settlement Agreement") was entered into which released all parties from any claims related to the contemplated acquisition and provided for a $21 million termination fee to be paid by GSO. We agreed to pay up to $4 million of fees and expenses incurred by GSO and its third-party consultants in connection with the transaction. We received a net payment of $17 million on February 5, 2008.

        At March 31, 2008, we owned or operated 62 ice manufacturing facilities, 65 distribution centers, approximately 79,000 merchandisers (cold storage units installed at customer locations) and approximately 3,000 Ice Factories. As of the same date, we had an aggregate daily ice manufacturing capacity of approximately 18,000 tons.

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

        Seasonality.    The packaged ice business is highly seasonal, characterized by peak demand during the warmer months of May through September, with an extended peak selling season in the southern United States. Approximately 68%, 70% and 70% of our annual revenues occurred during the second and third calendar quarters in each of 2007, 2006 and 2005. As a result of seasonal revenue declines and a less than proportional decline in expenses during the first and fourth quarters, we typically experience lower margins resulting in losses during these periods.

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

        Operating Expenses.    Our operating expenses are costs associated with selling, general and administrative functions. These costs include executive officers' compensation, office and administrative salaries, insurance, legal and other professional services and costs associated with leasing office space. Labor costs, including associated payroll taxes and benefit costs but excluding non-cash stock-based compensation expense, included in operating expenses represented approximately 13% and 12% of revenues in the three months ended March 31, 2008 and 2007, respectively.

        Cost of antitrust investigations and related litigation.    Costs related to the current antitrust investigations and related litigation are composed primarily of legal fees, document collection costs and the fees of other experts and consultants.

        Facilities.    At March 31, 2008, we owned or operated 62 ice manufacturing facilities, 65 distribution centers, approximately 79,000 merchandisers (cold storage units installed at customer locations) and approximately 3,000 Ice Factories. As of the same date, we had an aggregate daily ice manufacturing capacity of approximately 18,000 tons.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

	Three Months Ended March 31,		Change from Last Year
	2008	2007	Dollars	%
	(in thousands)
Revenues	$43,035	$45,438	$(2,403)	(5.3)
Cost of sales (excluding depreciation)	37,288	36,724	564	1.5
Depreciation expense related to cost of sales	5,150	4,849	301	6.2

Gross profit	597	3,865	(3,268)	(84.6)
Operating expenses	10,837	10,372	465	4.5
Depreciation and amortization expense	1,641	1,462	179	12.2
Cost of antitrust investigations and related litigation	1,187	—	1,187	—
Transaction costs related to merger agreement	811	—	811	—
Loss (gain) on dispositions of assets	(4)	123	(127)	(103.3)

Loss from operations	(13,875)	(8,092)	(5,783)	(71.5)
Interest expense	(7,896)	(7,533)	(363)	(4.8)
Interest income	283	216	67	31.0
Gain on termination of merger agreement	17,000	—	17,000	—

Loss before income taxes	(4,488)	(15,409)	10,921	70.9
Income tax benefit	1,177	5,439	(4,262)	(78.4)

Net loss from continuing operations	$(3,311)	$(9,970)	$6,659	66.8

        Revenues:    Revenues decreased $2.4 million from the three months ended March 31, 2007 to the three months ended March 31, 2008. This decrease is primarily due to cooler and wetter average weather conditions in most of our markets, among other factors. Partially offsetting these decreases were higher average sales prices of approximately 2% to 3%, the effects of additional volume sales of ice related to acquisitions completed in 2007 and to-date in 2008 and the continuing positive effects of package sizing initiatives, which consists primarily of converting a portion of our ice sales from seven to ten pound bags.

        Cost of Sales (Excluding Depreciation):    Cost of sales (excluding depreciation) increased $0.6 million from the three months ended March 31, 2007 to the three months ended March 31, 2008. This increase in cost of sales is primarily due to increases in the prices of fuel, plastic bags and electricity related to higher market prices for energy and additional fixed costs associated with acquired operations. Partially offsetting these increases was the effect of reduced volume sales.

        Labor costs, including associated payroll taxes and benefit costs (including health insurance), accounted for approximately 36% and 34% of revenues in the three months ended March 31, 2008 and 2007, respectively. Cost of plastic bags represented approximately 8% of revenues in the three months ended March 31, 2008 and 2007. Fuel expenses represented approximately 6% and 4% of revenues in the three months ended March 31, 2008 and 2007, respectively. Expenses for independent third party distribution services represented approximately 7% and 6% of revenues in the three months ended March 31, 2008 and 2007, respectively. Electricity expense represented approximately 7% of revenues in the three months ended March 31, 2008 and 2007.

        Depreciation Expense Related to Cost of Sales:    Depreciation expense related to cost of sales increased $0.3 million due to new production and distribution equipment placed in service in 2007 and 2008 as a result of capital expenditures and the acquisition of ice companies, partially offset by dispositions.

        Operating Expenses:    Operating expenses increased $0.5 million from the three months ended March 31, 2007 to the three months ended March 31, 2008. This increase is primarily due to $0.3 million increase in professional service and insurance expenses and a $0.2 million increase in labor and benefits. Professional service expenses in the three months ended March 31, 2008 included $0.3 million of costs related to potential acquisitions that were not completed and fees related to an executive search firm.

        Depreciation and Amortization Expense:    Depreciation and amortization increased $0.2 million from the three months ended March 31, 2007 to the three months ended March 31, 2008. This increase is primarily due to additional amortization expense associated with the intangible assets recorded in connection with the acquisitions completed in 2007 and the three months ended March 31, 2008.

        Costs of antitrust investigations and related litigation:    During the three months ended March 31, 2008, we incurred $1.2 million of legal fees and other expenses associated with the antitrust investigation being conducted by the Antitrust Division of the United States Department of Justice and the related litigation.

        Transaction costs related to merger agreement:    We incurred $0.8 million of professional service expenses related to the GSO transaction and related stockholder litigation during the three months ended March 31, 2008.

        Interest Expense, net:    Net interest expense increased $0.3 million from the three months ended March 31, 2007 to the three months ended March 31, 2008. This increase was primarily due to scheduled increases in the non-cash interest expense associated with our 10 1/2% senior discount notes and higher average balances under our revolving credit facility, partially offset by lower interest rates on the revolving credit facility and the unhedged portion of our term loan.

        Gain on termination of merger agreement:    During the three months ended March 31, 2008, the merger agreement with affiliates of GSO was terminated, which resulted in a $21 million termination fee being paid by GSO. Offsetting this fee was $4 million of fees and expenses incurred by GSO and its third-party consultants in connection with the transaction that we agreed to pay. We received a net payment of $17 million from GSO on February 5, 2008.

Liquidity and Capital Resources

        We intend to fund our ongoing capital and working capital requirements as well as debt service, including our internal growth and acquisitions, through a combination of cash flows from operations and borrowings under our credit facilities.

        We generate cash from the sale of packaged ice through traditional delivery methods, by which we manufacture, package and store ice at a central facility and transport it to our customers' retail locations when needed, and through Ice Factories, which manufacture, package and store ice in our customers' retail locations. Our primary uses of cash are (a) cost of sales, (b) operating expenses, (c) debt service, (d) dividends on our common stock, (e) capital expenditures related to replacing and modernizing the capital equipment in our traditional ice plants and acquiring and installing additional Ice Factories and (f) acquisitions. We may also be required to use substantial amounts of cash to pay expenses relating to the ongoing investigation by the Antitrust Division of the United States Department of Justice and related litigation. See Part II, Item 1. Legal Proceedings. Historically, we have financed our capital and working capital requirements, including our acquisitions, through a combination of cash flows from operations, borrowings under our revolving credit facilities and operating leases.

        Our ability to generate cash from our operations is subject to weather, general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. As a result, we cannot assure you that our business will generate cash flow from operations in amounts sufficient to enable us to service our debt and to fund our other liquidity needs. If we do not have sufficient liquidity, we will have to take actions such as reducing or delaying the payment of dividends to our common stockholders, strategic acquisitions, investments and joint ventures or selling assets, restructuring or refinancing our debt or seeking additional equity capital. We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all. In addition, the terms of existing or future debt instruments, including the terms of the credit agreement governing our credit facilities and the indenture governing our senior discount notes, may restrict us from adopting some of these alternatives.

        During the three months ended March 31, 2008, capital expenditures totaled $4.8 million. As we have consolidated acquisitions into the existing company infrastructure, we have identified non-core and excess assets which can be disposed of. From time to time, we also dispose of other assets which are no longer useful in our operations. As a result of dispositions of these non-core and excess assets, we realized proceeds of approximately $1.4 million in the three months ended March 31, 2008. As a result, our net capital expenditures in the three months ended March 31, 2008 were $3.4 million.

        We sold our bottled water business and substantially all of our cold storage business on August 31, 2007 and September 7, 2007, respectively, for total gross cash proceeds of $20.3 million. These businesses comprised substantially all of our non-ice business. Our credit facilities require that the net proceeds from the sale of the discontinued operations be used either to repay our outstanding term loan or to make acquisitions and/or capital expenditures within twelve months of the receipt of such proceeds. Accordingly, the remaining, unutilized net proceeds from the sale are reported as "Restricted Cash and Cash Equivalents" in the consolidated balance sheet. During the three months ended March 31, 2008, we utilized $6.3 million of the net proceeds to fund capital expenditures and acquisitions.

        In the three months ended March 31, 2008, we completed the acquisitions of five ice companies for a total cash purchase price of approximately $3.1 million, including direct acquisition costs of $0.1 million. We completed one additional acquisition in April 2008 at a cost of approximately $0.7 million. We will continue to evaluate acquisition opportunities, although the pace of acquisitions is expected to slow through the summer selling season.

Cash Flows for the Three Months Ended March 31, 2008 and 2007

        Net cash provided by operating activities was $5.2 million in the three months ended March 31, 2008 versus net cash used in operating activities of $10.8 million in the three months ended March 31, 2007. The increase in cash provided by operating activities of $16.1 million was primarily the result of the $16.2 million gain on the termination of the merger agreement with GSO realized in the three months ended March 31, 2008, net of $0.8 million of other expenses related to the GSO transaction.

        Net cash used in investing activities was $0.3 million and $16.0 million in the three months ended March 31, 2008 and 2007, respectively. The decrease in cash used in investing activities is primarily due to (i) an $8.4 million reduction in the cost of acquisitions of ice companies, (ii) the release of $6.3 million of Restricted Cash and Cash Equivalents as a result of the utilization of the net proceeds from the sale of our bottled water and cold storage businesses sold in 2007 to fund current capital expenditures and acquisitions and (iii) a $1.2 million reduction in net capital expenditures.

        Financing activities provided net cash of $1.5 million in the three months ended March 31, 2008 and used net cash of $2.5 million in the three months ended March 31, 2007. This increase in cash provided by financing activities is due a $4.5 million increase in net borrowings on our revolving credit facility, offset by a $0.4 million increase in cash dividends paid to our common stockholders.

Long-term Debt and Other Obligations

        Overview.    At March 31, 2008, we had approximately $392.6 million of total debt outstanding as follows:

    •
    $141.8 million of Reddy Holdings' 10 1/2% senior discount notes due 2012 (net of unamortized discount of $8.7 million);

    •
    $240.0 million of outstanding term loans under our credit facilities which mature on August 12, 2012; and

    •
    $10.8 million of outstanding balances under our revolving credit facility.

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

  •
  effectively subordinated to Reddy Holdings' existing and future secured debt, including Reddy Holdings' guarantee of Reddy Corp's senior credit facility; and

  •
  structurally subordinated to all obligations and preferred equity of Reddy Holdings' subsidiary.

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

        At March 31, 2008, we had $43.5 million of availability under the Revolving Credit Facility, which was net of an outstanding balance of $10.8 million and standby letters of credit of $5.7 million. The standby letters of credit are used primarily to secure certain insurance obligations. At this time, we do not anticipate any significant changes in our standby letters of credit until late in the second quarter of 2008, at which time collateral will be required for our 2008 policy renewals. However, later in 2008, this additional new collateral will be offset by reductions in collateral related to earlier policy years.

        Principal balances outstanding under the revolving credit facility bear interest per annum, at our option, at the sum of the base rate plus 0.75% or LIBOR plus 1.75%. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%. At March 31, 2008, the weighted average interest rate of borrowings outstanding under the credit facilities was 6.1%. Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the LIBOR loan exceeds 90 days. Reddy Corp. pays a quarterly fee on the average availability under the revolving credit facility based on an annual rate of 0.5% except as described below.

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

        Our credit facilities contain financial covenants, which include the maintenance of certain financial ratios, as defined in the credit facilities, and are collateralized by substantially all of Reddy Corp.'s assets. Reddy Holdings guarantees Reddy Corp.'s credit facilities and such guarantee is secured by a pledge of the capital stock of Reddy Corp. At March 31, 2008, Reddy Corp. was in compliance with these covenants.

        Under the restricted payments covenant in our credit facilities, we generally are restricted from paying dividends to our stockholders from funds received from Reddy Corp., and Reddy Corp. is prohibited from paying dividends and otherwise transferring assets to Reddy Holdings. Reddy Corp is permitted to pay certain limited dividends to Reddy Holdings, the proceeds of which must be used to maintain Reddy Holdings' corporate existence. In addition, the covenant includes an exception for paying dividends in an amount not greater than our Cumulative Distributable Cash for the period (taken as one accounting period) from July 1, 2005 to the end of our most recently-ended fiscal quarter for which a covenant compliance certificate under our credit facilities has been delivered to the lenders.

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

          (a)   net income of Reddy Corp., plus

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

        In addition, we and Reddy Corp. will be precluded from paying any dividends if an event of default under Reddy Corp.'s credit facilities has occurred and is continuing. In particular, it will be an event of default if Reddy Corp.'s total leverage ratio exceeds 4.0 to 1.0 or Reddy Corp.'s interest coverage ratio is less than 3.25 to 1.0. At March 31, 2008 Reddy Holdings had $22.4 million of cash on hand that was not subject to any restrictions under our credit facilities.

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

Twelve Months Ended March 31, 2008
(in thousands)
Pro forma adjusted EBITDA	$81,210
Total leverage ratio	3.1:1.0
Interest coverage ratio	4.9:1.0

        The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA:

Twelve Months Ended March 31, 2008
(in thousands)
Net income	$17,823
Depreciation expense related to cost of sales	20,604
Depreciation and amortization expense	6,493
Interest expense	31,670
Interest income	(919)
Income tax expense	11,768

EBITDA	87,439
Other non-cash charges:
Stock-based compensation expense	3,625
Loss on dispositions of assets	1,599
Impairments of assets	1,440
Gain on sale of discontinued operations	(1,407)
Reddy Holdings items:
Cost of antitrust investigations and related litigation(a)	1,187
Transaction costs related to merger agreement(a)	3,267
Gain on termination of merger agreement(a)	(17,000)

Adjusted EBITDA	$80,150

Disposition adjustments(b)	(1,103)

Adjusted EBITDA from continuing operations	79,047
Acquisition adjustments(c)	2,132
Elimination of lease expense(d)	31

Pro forma adjusted EBITDA	$81,210

    (a)
    Represents the elimination of the (i) gain recognized in connection with the termination of the merger agreement with affiliates of GSO on January 31, 2008, (ii) costs related to the GSO transaction and the related stockholder litigation and (iii) the costs incurred in connection with the ongoing antitrust investigations and related litigation. The gain related to the termination of the merger agreement is excluded from Adjusted EBITDA for purposes of our credit facility as the proposed acquisition was of Reddy Holdings. The costs related to the merger agreement and the antitrust investigations and related litigation are excluded from the calculation of Adjusted EBITDA as these costs have been or will be paid by Reddy Holdings. Reddy Holdings is currently paying these with the excess cash remaining from the initial public offering of its common stock in August 2005 and the funds paid to Reddy Holdings by affiliates of GSO in February 2008 in connection with the termination of the merger agreement.

    (b)
    Represents the elimination of the historical Adjusted EBITDA associated with the discontinued operations.

    (c)
    Represents the incremental Adjusted EBITDA of acquired businesses as if each acquisition had been consummated on the first day of the period presented. All acquisitions included herein were consummated on or before March 31, 2008.

    (d)
    Represents the elimination of lease expense on a manufacturing facility purchased in the fourth quarter of 2007, as if the purchase had been consummated on the first day of the period presented.

        Interest Rate Hedging Agreement.    Effective September 12, 2005, we entered into an interest rate hedging agreement (the "Hedge") to fix the interest rate on a portion of our term loan facility. The Hedge has a term of three years and ten months and an initial notional balance of $220 million. The notional balance decreases by $20 million on October 12 of each of the following three years, beginning on October 12, 2006. We pay a fixed rate of 4.431% on the notional balance outstanding and receive an amount equal to 3-month LIBOR. Any net payable or receivable amount is settled quarterly. If we had been required to settle the Hedge as of March 31, 2008, we would have paid $4.5 million. In accordance with hedge accounting rules, the fair value of the Hedge is included in the caption "Deferred Taxes and Other Liabilities, net" in the consolidated balance sheet. Changes in the fair value of the Hedge are recorded as "Other Comprehensive Loss" in the consolidated statement of stockholders' equity. No gain or loss was recognized in any period presented in the consolidated statement of operations. We are exposed to risk of loss in the event of non-performance by the counterparty to the Hedge. We do not anticipate non-performance by the counterparty, however recent dislocations in the credit markets have resulted in greater uncertainty regarding counterparty performance.

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

        We estimate that our capital expenditures for 2008 will be approximately $17 million to $19 million, which will primarily be used to maintain and expand our traditional ice operations. There can be no assurance that our capital expenditures will not exceed this estimate. In the normal course of our business, we dispose of obsolete, worn-out and unneeded assets. As a result of dispositions of excess assets, we estimate that we will generate proceeds of approximately $2 million to $4 million in 2008 for net capital expenditures of approximately $13 million to $17 million. The net proceeds from the sale of our bottled water and cold storage businesses are restricted pursuant to the terms our credit facilities for the purposes of repayment of term loans, acquisitions or capital expenditures. It is currently our intention to utilize the net proceeds from those sales primarily to fund capital expenditures prior to September 7, 2008 in order to maximize Available Cash under our credit facilities.

        As of May 2, 2008, we had approximately $22.5 million of cash on hand at Reddy Holdings, approximately $6.5 million of restricted cash at Reddy Corp. and approximately $29.7 million of availability under our revolving credit facility, which reflected an outstanding balance of $24.6 million under our revolving credit facility and standby letters of credit of $5.7 million. Based on our expected level of operations, we believe that cash flows from operations, together with our cash on hand and available borrowings under our revolving credit facility, will be adequate to meet our future liquidity needs for at least the next twelve months.

        As noted previously, we record the majority of our sales and profits during the months of May through September and the majority of the cash generated from those operations is received in July through November. During those months in 2008, subject to the cash requirements in connection with the antitrust investigations and related litigation, we expect to repay all amounts borrowed under our revolving credit facility in the spring, fund dividends on our common stock, fund current capital expenditures and debt service and build up cash balances. As noted earlier in the discussion of our senior discount notes (see "—Senior Discount Notes"), interest expense on those notes becomes payable in cash on a semi-annually basis beginning May 1, 2009. The annual cash obligation for this interest is $15.8 million. Expenses in connection with the antitrust investigations and related litigation may require the use of cash on hand at Reddy Holdings, additional borrowings under our revolving credit facility or extend the time required to repay the currently outstanding balance of the revolving credit facility. We are evaluating our insurance coverage with regards to these costs and will work to maximize any potential reimbursements.

        Through May 5, 2008, we have completed six acquisitions with an aggregate acquisition cost of approximately $3.8 million. The Company is continuing to evaluate acquisition opportunities, although the pace of acquisitions is expected to slow through the summer selling season. If we were to complete additional acquisitions, additional borrowings under our revolving credit facility may be required.

Recently Adopted Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value estimates. Adoption of this standard on January 1, 2008 had no impact on our results of operations and financial position.

        In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157", which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. We elected to defer the adoption of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities until January 1, 2009.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Adoption of this standard on January 1, 2008 had no impact on our results of operations and financial position as we elected not to remeasure any of our financial assets or liabilities at fair value.

        On June 14, 2007, the FASB reached consensus on EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards". EITF No. 06-11 requires that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF No. 06-11 is effective for fiscal years beginning on or after December 15, 2007. Adoption of this standard on January 1, 2008 had no impact on our results of operations and financial position.

New Accounting Pronouncements

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

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities". SFAS No. 161 will require enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Adoption of this standard on January 1, 2009 is not expected to have any impact on our results of operations and financial position.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

General Economic Trends and Seasonality

        Our results of operations are generally affected by the economic trends in our market area. Results to date have not been significantly impacted by inflation, other than costs directly related to energy prices, such as fuel, plastic bags and electricity. If we continue to experience high inflation in these costs, or inflationary pressures begin to have significant effects on other cost categories, we may not be able to pass on all of these higher costs to our customers in the short term. We do believe that we will be able to pass on higher costs to our customers over longer periods of time, however there can be no assurance that we will be successful in such efforts.

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

        As of March 31, 2008, our credit facilities had an outstanding principal balance of $250.8 million at a weighted average interest rate of 6.1% per annum. At March 31, 2008, the 30-day LIBOR rate was 3.0%. Including the effect of the Hedge, the weighted average interest rate was 6.1%. If LIBOR were to increase by 1% from that level, the annual increase in interest expense, given our principal balances at March 31, 2008 and the effect of the Hedge, would be approximately $0.7 million.

Item 4.    Controls and Procedures

        The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008 to ensure that information relating to us and our consolidated subsidiary required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure. It should be noted, however, that the design of any system of controls is limited in its ability to detect errors, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

Antitrust Matters

        In March 2008, we and certain of our employees, including members of our management, received subpoenas issued by a federal grand jury in the Eastern District of Michigan seeking documents and information in connection with an investigation by the Antitrust Division of the United States Department of Justice ("DOJ") into possible antitrust violations in the packaged ice industry. In addition, on March 5, 2008, federal officials executed a search warrant at our corporate office in Dallas, Texas. The search warrant and subpoenas we and our employees received are part of a broader industry inquiry; at least one other packaged ice manufacturer has also received such a subpoena.

        On March 25, 2008, we were served by the Office of the Attorney General of the State of Florida with an antitrust civil investigative demand requesting the production of documents and information relating to an investigation of agreements in restraint of trade and/or price-fixing with respect to the pricing or market allocation of packaged ice. We believe the investigation by the State of Florida is related to the investigation of the packaged ice industry by the DOJ's Antitrust Division.

        We are cooperating with the authorities in these investigations and expect to make available documents and other information in response to the subpoena and the civil investigative demand. At this time we are unable to predict the outcome of these investigations or any potential effect they may have on us, our employees or our operations.

        On March 6, 2008, our Board of Directors formed a special committee of independent directors to conduct an internal investigation of these matters. The special committee has retained counsel to assist in its investigation. The investigation is ongoing and the outcome of the investigation is unknown. We and our employees are cooperating in the special committee's investigation.

        Following the announcement that the DOJ's Antitrust Division had instituted an investigation of the packaged ice industry, a number of lawsuits, including putative class action lawsuits, have been instituted in various federal courts in multiple jurisdictions alleging violations of the federal antitrust laws and related claims and seeking damages and injunctive relief. Although we have not yet been formally served in connection with all of these lawsuits, as of May 2, 2008, we are aware of 62 putative class actions that have been filed naming us and other packaged ice companies as defendants. Motions have been filed with the Judicial Panel on Multidistrict Litigation seeking to consolidate pretrial proceedings in all of the putative class actions in various districts. We filed a response to those motions with the Panel on April 24, 2008, agreeing that consolidation of the cases is appropriate and requesting that the cases be consolidated in the District of Minnesota. A hearing on these motions has been scheduled for May 29, 2008. Plaintiffs in several of the actions have agreed to extend our deadline to respond to the complaints until 45 days after a determination by the Panel. We and the other defendants are attempting to obtain similar extensions from plaintiffs in the remaining actions. We intend to vigorously defend these lawsuits. At this time we are unable to predict the outcome of these lawsuits or any potential effect they may have on us or our operations.

Stockholder Litigation

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

        On January 31, 2008, we announced that the merger agreement had been terminated. As a result, the proposed settlement will not be consummated. On March 28, 2008, the defendants filed a motion seeking dismissal of the action on the ground that all of plaintiff's claims were rendered moot by the termination of the merger agreement. The court has not yet established a date for a hearing on the defendants' motion. We and the other defendants intend to defend ourselves vigorously against plaintiff's claims if the action continues.

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

        On March 28, 2008, the defendants filed a motion to dismiss the petition and we and the defendants also served and filed answers to the petition. The directors' motion argues that plaintiff failed to make a pre-suit demand on the board of directors before instituting the action and failed to allege facts showing that such a demand would have been futile. The motion also argues that plaintiff has failed to state a claim against the directors under the business judgment rule and that plaintiff's claims for money damages are barred by the exculpatory provision of Reddy Ice's certificate of incorporation. The court has not yet established a date for a hearing on the defendants' motion. The defendants intend to defend themselves vigorously against plaintiff's claims.

Other Matters

        We are also involved in various other claims, lawsuits and proceedings arising in the ordinary course of business. There are uncertainties inherent in the ultimate outcome of such matters and it is difficult to determine the ultimate costs that we may incur. We believe the resolution of such other ordinary course uncertainties and the incurrence of such costs will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.    Risk Factors

        Except as set forth below, there have been no material changes to the factors described in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

  •
  costs and expenses related to litigation, investigations and claims, including the ongoing antitrust investigations and related litigation; and

  •
  potential sources of liquidity, including borrowing under our revolving credit facility or possible asset sales.

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

Litigation and investigations pending against us could materially impact our business and results of operations.

        We are currently a party to various legal proceedings, claims, disputes, litigation and investigations. In particular, the Antitrust Division of the United States Department of Justice ("DOJ") is currently conducting an investigation into possible antitrust violations in the packaged ice industry. We have also been served by the Office of the Attorney General of the State of Florida with an antitrust civil investigative demand relating to an antitrust investigation. Numerous putative class actions have also been filed against us and other packaged ice producers alleging violations of federal antitrust laws and related claims. A special committee of our board of directors is conducting an internal investigation of these matters. Investigating these matters and responding to the government investigations and related litigation will involve substantial expense to us, which could have a material adverse impact on our financial position and our results of operations. In addition, our financial results could be materially and adversely impacted by unfavorable outcomes in any of these or other pending or future litigation or investigations. Our ability to maintain our dividend policy and comply with the covenants in our debt agreements may also be adversely affected by the costs of such investigations and litigation as well as any unfavorable outcomes in these or other pending or future litigation or investigations. There can be no assurances as to the outcome of any litigation or investigation and the outcome of any such litigation, investigations and other claims are subject to inherent uncertainties. There exists the possibility of a material adverse impact on our financial position and our results of operations for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

If we are unable to attract and retain senior executives and other qualified employees, our business could be adversely affected.

        Our success depends in part on our ability to attract, hire, train and retain qualified managerial, sales and marketing personnel. Competition for these types of personnel is high. Our success also depends to a significant extent on the continued service and performance of our management team and, in particular, our senior management. We may be unsuccessful in attracting and retaining the personnel we require to conduct our operations successfully. We are currently conducting a search to identify a new Chief Executive Officer and our board of directors is reviewing our management structure more broadly. We cannot assure you that we will be successful in attracting suitable candidates for our Chief Executive Officer position or other positions our board of directors may identify. In particular, uncertainty related to the ongoing antitrust investigation by the DOJ may make attracting qualified personnel more difficult and may make it more difficult to retain our existing management team. In addition, we do not carry "key man" life insurance. Our inability to successfully attract and retain personnel or the loss of any member of our management team could impair our ability to execute our business plan.

Our acquisitions may not be successfully integrated and could cause unexpected financial or operational difficulties; failure to make acquisitions may limit our growth.

        From 2005 to May 5, 2008, we completed a total of 38 acquisitions. We anticipate that we will, from time to time, selectively acquire additional businesses, assets or securities of companies that we believe would provide a strategic fit with our business. Acquisitions are accompanied by risks, such as potential exposure to unknown liabilities of acquired companies and the possible loss of key employees and customers of the acquired business. Further, acquisitions are subject to risks associated with the difficulty and expense of integrating the operations and personnel of the acquired companies, the potential disruption to our business and the diversion of management time and attention, any of which could increase the costs of operating our business, negate the expected benefits of the acquisitions or result in the loss of customers.

        We are continuing to evaluate acquisition opportunities, although the pace of acquisitions is expected to slow through the summer selling season. A substantial portion of the historical growth in our business has been as a result of acquisitions. If the size and number of our future acquisitions decreases from our historical trend, our business may not grow as rapidly, or at all, as compared to historical periods.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Item 5.    Other Information

        None.

Item 6.    Exhibits

        See Index to Exhibits on page 40.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDY ICE HOLDINGS, INC.
Date: May 5, 2008
	By:	/s/ WILLIAM P. BRICK William P. Brick Chief Executive Officer
Date: May 5, 2008
	By:	/s/ STEVEN J. JANUSEK Steven J. Janusek Chief Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit No.		Description
31.1	†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	Section 1350 Certification of Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	†	Section 1350 Certification of Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Filed herewith.

QuickLinks

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2008
TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
REDDY ICE HOLDINGS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
REDDY ICE HOLDINGS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
REDDY ICE HOLDINGS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
REDDY ICE HOLDINGS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
REDDY ICE HOLDINGS, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
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