Form 10-Q
period 2008-06-30
REDDY ICE HOLDINGS INC
filed 2008-08-08
CIK 1268984

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        The number of shares of registrant's common stock outstanding as of August 6, 2008 was 22,029,995.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2008
TABLE OF CONTENTS

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2008	December 31, 2007
	(in thousands, except share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,222	$17,183
Accounts receivable, net	49,517	27,268
Inventories, parts and supplies	14,245	10,709
Prepaid expenses and other current assets	3,196	3,434
Deferred tax assets	2,257	2,382

Total current assets	93,437	60,976
RESTRICTED CASH AND CASH EQUIVALENTS	4,578	17,262
PROPERTY AND EQUIPMENT, net	218,808	220,673
GOODWILL	229,173	226,591
OTHER INTANGIBLES, net	79,704	81,744
OTHER ASSETS	261	314

TOTAL	$625,961	$607,560

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$—	$20
Revolving credit facility	16,000	—
Accounts payable	22,834	16,371
Accrued expenses	18,352	18,294
Dividends payable	9,253	9,240

Total current liabilities	66,439	43,925
LONG-TERM OBLIGATIONS	385,495	378,238
DEFERRED TAXES AND OTHER LIABILITIES, net	48,966	45,415
COMMITMENTS AND CONTINGENCIES (Note 12)	—	—
STOCKHOLDERS' EQUITY:
Common stock: $0.01 par value; 75,000,000 shares authorized; 22,029,995 and 21,999,995 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	220	220
Additional paid-in capital	222,396	220,679
Accumulated deficit	(96,197)	(80,052)
Accumulated other comprehensive loss	(1,358)	(865)

Total stockholders' equity	125,061	139,982

TOTAL	$625,961	$607,560

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Revenues	$102,687	$103,612	$145,722	$149,049
Cost of sales (excluding depreciation)	62,497	60,958	99,785	97,681
Depreciation expense related to cost of sales	5,297	4,920	10,447	9,769

Gross profit	34,893	37,734	35,490	41,599
Operating expenses	12,054	10,906	22,891	21,278
Depreciation and amortization expense	1,656	1,511	3,297	2,973
Cost of antitrust investigations and related litigation (Note 12)	4,615	—	5,802	—
Transaction costs related to merger agreement (Note 1)	138	—	949	—
Loss on dispositions of assets	244	135	240	258
Gain on property insurance settlement	(1,036)	—	(1,036)	—

Income from operations	17,222	25,182	3,347	17,090
Interest expense	(7,934)	(8,048)	(15,830)	(15,581)
Interest income	181	118	464	334
Gain on termination of merger agreement (Note 1)	—	—	17,000	—

Income before income taxes	9,469	17,252	4,981	1,843
Income tax expense	(3,811)	(6,800)	(2,634)	(1,361)

Income from continuing operations	5,658	10,452	2,347	482
Income (loss) from discontinued operations, net of tax (Note 3)	—	169	—	(69)

Net income	$5,658	$10,621	$2,347	$413

Basic net income per share:
Income from continuing operations	$0.26	$0.48	$0.11	$0.02
Income (loss) from discontinued operations	—	0.01	—	—

Net income	$0.26	$0.49	$0.11	$0.02

Weighted average common shares outstanding	22,000	21,717	22,000	21,702

Diluted net income per share:
Income from continuing operations	$0.26	$0.47	$0.11	$0.02
Income (loss) from discontinued operations	—	0.01	—	—

Net income	$0.26	$0.48	$0.11	$0.02

Weighted average common shares outstanding	22,012	21,957	22,024	21,936

Cash dividends declared per share	$0.42	$0.42	$0.84	$0.82

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock
					Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Deficit)		Total
	(in thousands)
Balance at January 1, 2008	22,000	$220	$220,679	$(80,052)	$(865)	$139,982
Compensation expense related to stock-based awards	—	—	1,717	—	—	1,717
Cash dividends declared	—	—	—	(18,492)	—	(18,492)
Issuance of restricted stock	30	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	2,347	—	2,347
Change in fair value of derivative	—	—	—	—	(493)	(493)

Total comprehensive income						1,854

Balance at June 30, 2008	22,030	$220	$222,396	$(96,197)	$(1,358)	$125,061

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,347	$413
Adjustments to reconcile net income to net cash provided by operating activities (excluding working capital from acquisitions):
Depreciation and amortization expense	13,744	13,365
Amortization of debt issue costs and debt discount	7,986	7,279
Loss on dispositions of assets	240	258
Gain on property insurance settlement	(1,036)	—
Stock-based compensation expense	1,717	2,217
Deferred taxes	2,147	972
Change in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, inventory and prepaid expenses	(25,848)	(26,152)
Accounts payable, accrued expenses and other	6,462	(285)

Net cash provided by (used in) operating activities	7,759	(1,933)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(10,134)	(11,007)
Proceeds from dispositions of property and equipment	1,467	766
Cost of acquisitions	(3,750)	(18,797)
Proceeds from property insurance settlement	1,496	—
Decrease in restricted cash and cash equivalents	12,684	—
Collection of note receivable	16	13

Net cash provided by (used in) investing activities	1,779	(29,025)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(18,479)	(17,654)
Borrowings under the credit facility, net	16,000	21,200
Repayment of long-term obligations	(20)	(27)

Net cash provided by (used in) financing activities	(2,499)	3,519

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,039	(27,439)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,183	39,434

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,222	$11,995

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$8,244	$8,263

Cash receipts of interest income	$474	$455

Cash paid for income taxes	$678	$15

Borrowings under the credit facility	$43,300	$42,000

Repayments on the credit facility	$(27,300)	$(20,800)

Cash dividends declared, not paid	$9,253	$9,268

Decrease in fair value of derivative	$(493)	$(936)

Additions to property and equipment included in accounts payable	$1,320	$5,458

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 and 2007

1.    General

        The condensed consolidated financial statements of Reddy Ice Holdings, Inc. included herein are unaudited; however, the balance sheet as of December 31, 2007 has been derived from the audited financial statements for that date. These financial statements have been prepared by the Company pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Under the SEC's regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. All significant intercompany balances and transactions have been eliminated upon consolidation, and all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal and recurring nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results to be achieved for the full year.

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

        On January 31, 2008, the Company reached an agreement with affiliates of GSO to terminate the Merger Agreement. A settlement agreement (the "Settlement Agreement") was entered into which released all parties from any claims related to the contemplated acquisition and provided for a $21 million termination fee to be paid by GSO. The Company agreed to pay up to $4 million of fees and expenses incurred by GSO and its third-party consultants in connection with the transaction. The Company received a net payment of $17 million on February 5, 2008. During the three and six months ended June 30, 2008, the Company incurred $0.1 million and $0.9 million, respectively, of other expenses in connection with the transaction and the related stockholder litigation (see Note 12).

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 and 2007

2.    New Accounting Pronouncements (Continued)

        In February 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-2 which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company elected to defer the adoption of SFAS No. 157 for its nonfinancial assets and nonfinancial liabilities until January 1, 2009.

        The following tables present the assets and liabilities as of June 30, 2008 that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets—none
Liabilities—interest rate hedge	$2.3	—	$2.3	—

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

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 and 2007

2.    New Accounting Pronouncements (Continued)

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

        In April 2008, the FASB issued FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets". This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets". FSP No. FAS 142-3 is effective for fiscal years beginning on or after December 15, 2008 and will applied only to intangible assets acquired after the effective date. The Company is currently evaluating the impact that this standard may have on its results of operations and financial position.

        In June 2008, the FASB issued FSP No. EITF 06-3-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities". This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS") under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, "Earnings per Share". FSP No. EITF 06-3-1 is effective for fiscal years beginning on or after December 15, 2008. All prior period EPS data presented after adoption is to be adjusted retrospectively to conform with the provisions of FSP No. EITF 06-3-1. Adoption of this standard is not expected to have any impact on the Company's results of operations or financial position.

3.    Discontinued Operations

        The Company sold its bottled water business and substantially all of its cold storage business on August 31, 2007 and September 7, 2007, respectively, for total gross cash proceeds of $20.3 million. These businesses comprised substantially all of the Company's non-ice business segment. The results of

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 and 2007

3.    Discontinued Operations (Continued)

these businesses are presented as "Discontinued Operations" in the consolidated statements of operations. Further information related to these discontinued operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Revenues of discontinued operations	$—	$2,373	$—	$3,964
Income (loss) from discontinued operations before tax	$—	$286	$—	$(110)
Income tax benefit (expense)	—	(117)	—	41

Net income (loss) from discontinued operations	$—	$169	$—	$(69)

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

4.    Acquisitions

        During the six months ended June 30, 2008, the Company purchased six ice companies. Including direct acquisition costs, the total acquisition consideration was $3.8 million. The total purchase price was allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair values as of the respective closing dates using valuations and other studies. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition (dollars in millions):

Total assets acquired	$1.2
Total liabilities assumed	(0.5)

Net assets acquired	$0.7

        The excess of $3.1 million of the aggregate purchase price over the net assets acquired was allocated to goodwill ($1.9 million) and other intangible assets ($1.2 million). Other intangible assets are comprised of customer lists, which are being amortized on a straight line basis over useful lives of 11 to 30 years.

        During 2007, the Company purchased twenty ice companies for total acquisition consideration of $26.8 million. The results of operations of the 2007 and 2008 acquisitions are included in the Company's consolidated results of operations from the date of each acquisition, which ranged from January 2, 2007 to December 28, 2007 and from February 29, 2008 to April 19, 2008.

        The following unaudited pro forma information presents the Company's consolidated results of operations (i) for the three and six months ended June 30, 2008 as if the 2008 acquisitions had all

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 and 2007

4.    Acquisitions (Continued)

occurred on January 1, 2008 and (ii) for the three and six months ended June 30, 2007 as if the 2008 and 2007 acquisitions had all occurred on January 1, 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Pro forma revenues	$102,717	$106,933	$146,025	$154,025
Pro forma net income	5,656	10,520	2,314	367
Pro forma basic net income per share	0.26	0.48	0.11	0.02
Pro forma diluted net income per share	0.26	0.48	0.11	0.02

5.    Inventories, Parts and Supplies

        Inventories consist of raw materials and finished goods. Raw materials are composed of ice packaging material. Finished goods consist of packaged ice. Parts and supplies consist of spare parts for production equipment and ice merchandisers and miscellaneous supplies. Inventories, parts and supplies are valued at the lower of cost or market and include overhead allocations. Cost is determined using the first-in, first-out and average cost methods.

	June 30, 2008	December 31, 2007
	(in thousands)
Raw materials	$7,895	$5,308
Finished goods	3,162	2,484
Parts and supplies	3,188	2,917

Total	$14,245	$10,709

6.    Accrued Expenses

	June 30, 2008	December 31, 2007
	(in thousands)
Accrued compensation and employee benefits, including payroll taxes and workers compensation insurance	$4,481	$5,405
Accrued interest	3,012	3,779
Accrued utilities	2,622	1,681
Accrued property, sales and other taxes and unrecognized tax benefits	4,414	3,131
Other accrued insurance	1,972	1,717
Other	1,851	2,581

Total	$18,352	$18,294

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 and 2007

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 and 2007

7.    Revolving Credit Facility and Long-Term Obligations (Continued)

        At June 30, 2008, the Company had $36.9 million of availability under the Revolving Credit Facility, which was net of an outstanding balance of $16.0 million and standby letters of credit of $7.1 million. The standby letters of credit are used primarily to secure certain insurance obligations.

        Principal balances outstanding under the Credit Facility bear interest per annum, at the Company's option, at the sum of the base rate plus 0.75% or LIBOR plus 1.75%. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%. At June 30, 2008, the weighted average interest rate of borrowings outstanding under the Credit Facility was 4.4%. Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. The Company also pays a quarterly fee on the average availability under the revolving credit facility at an annual rate of 0.5%.

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

        The Credit Facilities contain financial covenants, which include the maintenance of certain financial ratios, as defined in the Credit Facilities, and are collateralized by substantially all of the Company's assets and the capital stock of its subsidiary. Reddy Holdings guarantees the Credit Facilities and such guarantee is secured by the capital stock of Reddy Corp. At June 30, 2008, Reddy Corp. was in compliance with these covenants.

         Interest Rate Hedging Agreement.    Effective September 12, 2005, the Company entered into an interest rate hedging agreement (the "Hedge") to fix the interest rate on a portion of its Term Loan. The Hedge has a term of three years and ten months and an initial notional balance of $220 million. The notional balance decreases by $20 million on October 12 of each of the next three years, beginning on October 12, 2006. As of June 30, 2008, the notional balance was $180 million. The Company pays a fixed rate of 4.431% on the notional balance outstanding and receives an amount equal to 3-month LIBOR. Any net payable or receivable amount is settled quarterly. If the Company had been required to settle the Hedge as of June 30, 2008, it would have paid $2.3 million. In accordance with hedge accounting rules, the fair value of the Hedge is included in the caption "Deferred Taxes and Other Liabilities, net" in the consolidated balance sheet. Changes in the fair value of the Hedge are recorded as "Other Comprehensive Loss" in the consolidated statement of stockholders' equity. The Company is exposed to risk of loss in the event of non-performance by the counterparty to the Hedge. The Company does not anticipate non-performance by the counterparty, however recent dislocations in the credit markets have resulted in greater uncertainty regarding counterparty performance.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 and 2007

7.    Revolving Credit Facility and Long-Term Obligations (Continued)

        At June 30, 2008 and December 31, 2007, long-term obligations consisted of the following:

	June 30, 2008	December 31, 2007
	(in thousands)
Credit Facility—Term Loan	$240,000	$240,000
10 1/2% Senior Discount Notes	150,500	150,500
Less: Unamortized debt discount on 10 1/2% Senior Discount Notes	(5,005)	(12,262)
Other	—	20

Total long-term obligations	385,495	378,258
Less: Current maturities	—	20

Long-term obligations, net	$385,495	$378,238

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

        Since August 1, 2005, the board of directors of Reddy Holdings has declared the following dividends on the Company's common stock:

Declaration Date	Record Date	Dividend Payable Date	Dividend Per share	Total Dividend
August 11, 2005	September 30, 2005	October 17, 2005	$0.20788	$4.5 million
December 15, 2005	December 30, 2005	January 17, 2006	$0.38250	$8.3 million
March 15, 2006	March 31, 2006	April 17, 2006	$0.38250	$8.3 million
June 15, 2006	June 30, 2006	July 17, 2006	$0.40000	$8.7 million
September 15, 2006	September 29, 2006	October 16, 2006	$0.40000	$8.8 million
December 15, 2006	December 29, 2006	January 16, 2007	$0.40000	$8.8 million
March 15, 2007	March 30, 2007	April 16, 2007	$0.40000	$8.8 million
June 15, 2007	June 29, 2007	July 16, 2007	$0.42000	$9.3 million
September 15, 2007	September 28, 2007	October 15, 2007	$0.42000	$9.2 million
December 15, 2007	December 31, 2007	January 15, 2008	$0.42000	$9.2 million
March 15, 2008	March 31, 2008	April 15, 2008	$0.42000	$9.2 million
June 15, 2008	June 30, 2008	July 15, 2008	$0.42000	$9.3 million

         Preferred Stock.    Reddy Holdings is authorized to issue up to 25,000,000 shares of $0.01 par value preferred stock, all of which is currently undesignated and unissued.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 and 2007

9.    Employee Benefit Plans

         2005 Equity Incentive Plan.    On August 8, 2005, the board of directors and stockholders of Reddy Holdings approved the Reddy Ice Holdings, Inc. Long-Term Incentive and Share Award Plan (the "2005 Equity Incentive Plan"). Under the 2005 Equity Incentive Plan, up to 750,000 shares of common stock may be issued to employees, directors and certain third parties in connection with various incentive awards, including stock options, restricted shares and restricted share units. On October 18, 2005, Reddy Holdings filed a Registration Statement on Form S-8 with the SEC to cover the reoffer and resale of up to 750,000 shares of Reddy Holdings' common stock that Reddy Holdings may issue in the future to participants in the 2005 Equity Incentive Plan. On May 17, 2007, the Company's stockholders approved amendments to the 2005 Equity Incentive Plan that, among other things, increased the maximum number of shares of common stock available for issuance to 1,250,000. On May 6, 2008, Reddy Holdings filed a Registration Statement on Form S-8 with the SEC to cover the reoffer and resale of the additional 500,000 shares of Reddy Holdings' common stock that Reddy Holdings may issue in the future to participants in the 2005 Equity Incentive Plan as a result of the amendments approved on May 17, 2007.

        On November 3, 2005, 9,300 unrestricted common shares were granted to certain employees under the 2005 Equity Incentive Plan. During 2007, 2006 and 2005, the Company granted 14,625, 30,025 and 692,000 restricted share units ("RSUs"), respectively, to certain employees and independent directors. During the six months ended June 30, 2008, certain employees were granted 124,300 RSUs and 30,000 shares of restricted stock. Each RSU provides for the grant of one share of unrestricted common stock on the date that the vesting terms of each RSU is satisfied. The restricted shares will vest in June 2009 on the anniversary date of the grant, assuming the recipient remains employed with the Company through that date.

        Generally, with respect to RSU's granted in 2005, fifty percent of each award of RSUs (the "Time-vested RSUs") will vest in four equal annual installments beginning on August 12, 2006 and continuing on August 12 of each of the following three years, provided the recipient remains employed with the Company through such vesting dates. The remaining fifty percent of each award of RSUs (the "Performance-vested RSUs") will vest in four equal annual installments beginning on August 12, 2006 and continuing on August 12 of each of the following three years, provided the recipient remains employed with the Company through such vesting dates and the applicable performance condition for the applicable vesting period is met. For awards made from 2006 to 2008, fifty percent of each award is Time-vested RSUs and fifty percent is Performance-vested RSUs. None of the awards are subject to vesting later than August 12, 2009, with the exception of 90,000 of the RSUs granted in 2008, which are subject to vesting not later than August 12, 2011. Each component vests on the same date and manner as described above, except the proportion eligible to vest in each year has been adjusted based on the actual grant date. The performance condition for each vesting period will be based on the Company's earned distributable cash per share (as defined in the related restricted share unit agreement) for such vesting period, with the exception of 90,000 of the RSUs granted in 2008. The performance targets for these RSUs have not yet been set by the Company's Compensation Committee. Each vesting period will begin on July 1 and end on June 30 of the subsequent year. All RSUs will immediately vest in full, and shares will be distributed, at the time of a Change in Control (as defined in the 2005 Equity Incentive Plan). If in any performance period the performance condition for a subsequent performance period is achieved, Performance-vested RSUs will be entitled to dividend equivalent rights in the subsequent performance period equal to the dividends which would be payable on the shares of

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 and 2007

9.    Employee Benefit Plans (Continued)

common stock represented by the RSUs subject to vesting in that period. Payments of such dividend equivalents will be made in cash to the holders of RSUs at the time of actual dividend payments and will not be subject to vesting. Time-vested RSUs will not be entitled to dividend equivalent rights.

        Based on the Company's financial results for the vesting period ended June 30, 2006, the performance condition for the Performance-vested RSUs eligible for vesting on August 12, 2006 was met. As a result of the performance targets for the remaining three vesting periods being met as of June 30, 2006, the holders of unvested Performance-based RSUs were entitled to dividend equivalent payments for the period from July 1, 2006 to June 30, 2007. During the three and six months ended June 30, 2007, dividend equivalent payments declared totaled $0.1 million and $0.2 million, respectively.

        Based on the Company's financial results for the vesting period ended June 30, 2007, the performance condition for the Performance-vested RSUs eligible for vesting on August 12, 2007 was met. The performance targets for the remaining two vesting periods were not met as of June 30, 2007. Therefore, the holders of unvested Performance-based RSUs were not entitled to any dividend equivalent payments related to dividends declared during the period from July 1, 2007 to June 30, 2008.

        Based on the Company's financial results for the vesting period ended June 30, 2008, the performance condition for the Performance-vested RSUs eligible for vesting on August 12, 2008 was not met. In accordance with the terms of the grants, such unvested Performance-vested RSUs will carry-forward and be eligible for vesting on August 12, 2009. Holders of unvested Performance-based RSUs will not be entitled to any dividend equivalent payments related to dividends declared during the period from July 1, 2008 to June 30, 2009.

        Total compensation expense associated with the 2005 Equity Incentive Plan was $0.9 million during the three months ended June 30, 2008 and 2007 and $1.7 million during the six months ended June 30, 2008 and 2007, respectively. Such compensation expense was recorded in "Operating Expenses" in the consolidated statements of operations. As of June 30, 2008, approximately 436,000 shares were reserved for issuance and approximately 411,000 shares were available for grant under the 2005 Equity Incentive Plan.

         2003 Stock Option Plan.    During 2003, the board of directors approved the Reddy Ice Holdings, Inc. 2003 Stock Option Plan (the "2003 Stock Option Plan") that reserved for issuance 1,555,150 shares of common stock, subject to adjustment under certain circumstances. This plan provided for the granting of incentive awards in the form of stock options to directors, officers and employees of the Company or its subsidiary and affiliates at the discretion of the Compensation Committee of the Board of Directors. On August 12, 2005, all outstanding options under the 2003 Stock Option Plan were exercised in exchange for restricted shares. The final vesting of such restricted shares occurred on July 1, 2007. On July 23, 2007, the Board of Directors terminated the 2003 Stock Option Plan. Compensation expense associated with the 2003 Stock Option Plan was $0.3 million and $0.5 million during the three and six months ended June 30, 2007, respectively. Such compensation expense was recorded in "Operating Expenses" in the consolidated statements of operations.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 and 2007

10.    Earnings Per Share

        The computation of net income per share is based on net income (loss) divided by the weighted average number of shares outstanding. All shares outstanding for the three and six months ended June 30, 2008 and 2007 were included in the computation of diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Earnings for basic and diluted computation:
Income from continuing operations	$5,658	$10,452	$2,347	$482
Income (loss) from discontinued operations	—	169	—	(69)

Net income	$5,658	$10,621	$2,347	$413

Basic earnings per share:
Weighted average common shares outstanding	22,000	21,717	22,000	21,702

Income from continuing operations	$0.26	$0.48	$0.11	$0.02
Income (loss) from discontinued operations	—	0.01	—	—

Net income	$0.26	$0.49	$0.11	$0.02

Diluted earnings per share:
Weighted average common shares outstanding	22,000	21,717	22,000	21,702
Shares issuable from assumed conversion of restricted stock and restricted stock units	12	240	24	234

Weighted average common shares outstanding, as adjusted	22,012	21,957	22,024	21,936

Income from continuing operations	$0.26	$0.47	$0.11	$0.02
Income (loss) from discontinued operations	—	0.01	—	—

Net income	$0.26	$0.48	$0.11	$0.02

11.    Income Taxes

        The Company's effective tax rate differs from the federal statutory income tax rate of 35% due to state income taxes, the adjustment of deferred taxes related to a prior acquisition, and the effect of permanent differences, primarily the non-deductible portion of the interest expense recognized on the Discount Notes.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 and 2007

11.    Income Taxes (Continued)

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

        Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded on the balance sheet as part of the Company's FIN 48 liability at June 30, 2008 and 2007 was approximately $1.3 million and $1.2 million, respectively. The total amount of interest and penalties, net of federal benefit, recognized in the statement of operations for the three months ended June 30, 2008 and 2007 was $0.03 million and $0.03 million, respectively, and $0.05 million and $0.06 million in the six months ended June 30, 2008 and 2007, respectively.

        As a result of NOL carryforwards, the Company's federal statute of limitations remains open for all years since 1990 with no years currently under examination by the Internal Revenue Service, and U.S. state jurisdictions are generally open to examination for the tax year 1997 and beyond. The Company is undergoing routine tax audits in certain U.S. state jurisdictions covering multiple years. The Company is not aware of any material proposed income tax adjustments and expects the completion of the audits in the near term. A $2.3 million reduction of the $3.5 million total unrecognized tax benefit is possible in the next 12 months as a result of the settlement of certain current tax audits and other potential settlements with U.S. state taxing authorities.

12.    Commitments and Contingencies

        In order to secure a long-term supply of plastic bags at favorable prices, the Company entered into a supply agreement with a plastic bag manufacturer (the "Bag Supply Agreement") in which it committed to purchase 250 million bags per twelve-month period beginning March 1, 2008. The Bag Supply Agreement expires on March 1, 2013.

  Antitrust Matters

        In March 2008, the Company and certain of its employees, including members of its management, received subpoenas issued by a federal grand jury in the Eastern District of Michigan seeking documents and information in connection with an investigation by the Antitrust Division of the United States Department of Justice ("DOJ") into possible antitrust violations in the packaged ice industry. In addition, on March 5, 2008, federal officials executed a search warrant at the Company's corporate

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 and 2007

12.    Commitments and Contingencies (Continued)

office in Dallas, Texas. The search warrant and subpoenas that the Company and its employees received are part of a broader industry inquiry by the DOJ; at least one other packaged ice manufacturer has also received such a subpoena, and The Home City Ice Company has entered a guilty plea regarding a conspiracy to allocate customers and territories in southeastern Michigan and the Detroit, Michigan metropolitan area.

        On March 25, 2008, the Company was served by the Office of the Attorney General of the State of Florida with an antitrust civil investigative demand (the "Florida CID") requesting the production of documents and information relating to an investigation of agreements in restraint of trade and/or price-fixing with respect to the pricing or market allocation of packaged ice. On June 11, 2008, the Company received a civil investigative demand from the Office of the Attorney General of the State of Arizona (the "Arizona CID"). All of the documents and information requested by the Arizona CID are included in the Florida CID and the Arizona CID states that it will be satisfied by the production of information which has been and will be provided to Florida in response to the Florida CID. The Company has been advised that the Florida CID and the Arizona CID were issued as part of a multi-state antitrust investigation of the packaged ice industry and that the Attorneys General of 19 states and the District of Columbia are participating in the multi-state investigation. The Company believes the states' investigation is related to the ongoing investigation of the packaged ice industry by the Antitrust Division of the DOJ. The Company may in the future receive additional civil investigative demands or similar information requests from other states participating in the multi-state investigation or conducting their own investigations.

        The Company is cooperating with the authorities in these investigations and expects to continue to make available documents and other information in response to the subpoena and the civil investigative demands. At this time the Company is unable to predict the outcome of these investigations or any potential effect they may have on the Company, its employees or operations.

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

        Following the announcement that the DOJ's Antitrust Division had instituted an investigation of the packaged ice industry, a number of lawsuits, including putative class action lawsuits, have been instituted in various federal courts in multiple jurisdictions alleging violations of the federal antitrust laws and related claims and seeking damages and injunctive relief. On June 5, 2008, the Judicial Panel on Multidistrict Litigation issued an Order that the majority of the civil actions then pending in federal courts be transferred and consolidated for pretrial proceedings in the United States District Court for the Eastern District of Michigan. Since that time, additional cases have been ordered transferred to that court and the Company anticipates that the remaining putative class actions pending in federal courts will also be transferred to that court for consolidated pretrial proceedings. Plaintiffs in several of the actions have agreed to extend the Company's deadline to respond to the subject complaints until 45 days after the filing of a consolidated amended complaint in the multidistrict proceedings. The Company and the other defendants are attempting to obtain similar extensions from plaintiffs in the remaining actions.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 and 2007

12.    Commitments and Contingencies (Continued)

        In addition to the putative class action lawsuits filed in federal court, at least one putative class action lawsuit has been filed in state court alleging violations of state antitrust laws and related claims and seeking damages and injunctive relief, and at least one direct action lawsuit has been filed in federal court alleging, among other things, violations of the federal antitrust laws and related claims and seeking damages. The Company intends to vigorously defend the pending lawsuits. At this time, the Company is unable to predict the outcome of these lawsuits or any potential effect they may have on the Company or its operations.

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

        On January 31, 2008, the Company announced that the merger agreement had been terminated. As a result, the proposed settlement will not be consummated. On March 28, 2008, the defendants filed a motion seeking dismissal of the action on the ground that all of plaintiff's claims were rendered moot by the termination of the merger agreement. Plaintiff did not respond to that motion. Instead, on May 19, 2008, plaintiff filed a second amended petition in which it dropped all of its claims in the first

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 and 2007

12.    Commitments and Contingencies (Continued)

action other than a claim for attorneys' fees related to the proposed settlement. The defendants have previously answered plaintiff's petition and asserted general denials.

        Separately, on July 3, 2008, plaintiff's attorneys filed a fee application seeking a fee of $495,000 for the "benefit" allegedly conferred on the Company's stockholders by the prosecution of the action and the supplemental disclosures that were disseminated pursuant to the proposed settlement. The Company and the other defendants intend to defend themselves vigorously against plaintiff's claims and fee application if the action continues.

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

        On March 28, 2008, the defendants filed a motion to dismiss the petition and the Company and the defendants also served and filed answers to the petition. The directors' motion argues that plaintiff failed to make a pre-suit demand on the board of directors before instituting the action and failed to allege facts showing that such a demand would have been futile. The motion also argues that plaintiff has failed to state a claim against the directors under the business judgment rule and that plaintiff's claims for money damages are barred by the exculpatory provision of Reddy Ice's certificate of incorporation. The plaintiff has not yet responded to the motion and the court has not yet established a date for a hearing on the defendants' motion. The defendants intend to defend themselves vigorously against plaintiff's claims.

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

        At June 30, 2008, we owned or operated 61 ice manufacturing facilities, 65 distribution centers, approximately 79,000 merchandisers (cold storage units installed at customer locations) and approximately 3,000 Ice Factories. As of the same date, we had an aggregate daily ice manufacturing capacity of approximately 18,000 tons.

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

         Depreciation Expense Related to Cost of Sales and Depreciation and Amortization Expense.    Depreciation and amortization are divided into two line items: depreciation expense related to cost of sales and depreciation and amortization expense. Depreciation expense related to cost of sales consists of depreciation expense for our production and distribution equipment. Depreciation and amortization expense consists of depreciation and amortization expense for our selling, general and administrative functions.

         Operating Expenses.    Our operating expenses are costs associated with selling, general and administrative functions. These costs include executive officers' compensation, office and administrative salaries, insurance, legal and other professional services and costs associated with leasing office space. Labor costs, including associated payroll taxes and benefit costs but excluding non-cash stock-based compensation expense, included in operating expenses represented approximately 8% and 7% of revenues in the six months ended June 30, 2008 and 2007, respectively.

         Cost of Antitrust Investigations and Related Litigation.    Costs related to the current antitrust investigations and related litigation are composed primarily of legal fees, document collection costs and the fees of other experts and consultants.

         Facilities.    At June 30, 2008, we owned or operated 61 ice manufacturing facilities, 65 distribution centers, approximately 79,000 merchandisers (cold storage units installed at customer locations) and approximately 3,000 Ice Factories. As of the same date, we had an aggregate daily ice manufacturing capacity of approximately 18,000 tons.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

	Three Months Ended June 30,		Change from Last Year
	2008	2007	Dollars	%
	(in thousands)
Revenues	$102,687	$103,612	$(925)	(0.9)
Cost of sales (excluding depreciation)	62,497	60,958	1,539	2.5
Depreciation expense related to cost of sales	5,297	4,920	377	7.7

Gross profit	34,893	37,734	(2,841)	(7.5)
Operating expenses	12,054	10,906	1,148	10.5
Depreciation and amortization expense	1,656	1,511	145	9.6
Cost of antitrust investigations and related litigation	4,615	—	4,615	—
Transaction costs related to merger agreement	138	—	138	—
Loss on dispositions of assets	244	135	109	80.7
Gain on property insurance settlement	(1,036)	—	(1,036)	—

Income from operations	17,222	25,182	(7,960)	(31.6)
Interest expense, net	(7,753)	(7,930)	177	2.2

Income before income taxes	9,469	17,252	(7,783)	(45.1)
Income tax expense	(3,811)	(6,800)	2,989	44.0

Income from continuing operations	$5,658	$10,452	$(4,794)	(45.9)

         Revenues:    Revenues decreased $0.9 million from the three months ended June 30, 2007 to the three months ended June 30, 2008. This decrease is primarily due to reduced volume sales related to the effect of various economic trends on our customers and the end users of our products, partially offset by higher average sales prices of approximately 2% to 2.5%, slightly better weather conditions, primarily in the month of June, and the effects of acquisitions completed in 2007 and to-date in 2008.

         Cost of Sales (Excluding Depreciation):    Cost of sales (excluding depreciation) increased $1.5 million from the three months ended June 30, 2007 to the three months ended June 30, 2008. This increase in cost of sales is primarily due to significant increases in the price of fuel, moderate increases in the prices of plastic bags and electricity related to higher market prices for energy and additional fixed costs associated with acquired operations. Partially offsetting these increases was the effect of reduced volume sales.

        Labor costs, including associated payroll taxes and benefit costs (including health insurance), accounted for approximately 22% of revenues in the three months ended June 30, 2008 and 2007. Cost of plastic bags represented approximately 7% of revenues in the three months ended June 30, 2008 and 2007. Fuel expenses represented approximately 6% and 4% of revenues in the three months ended June 30, 2008 and 2007, respectively. Expenses for independent third party distribution services represented approximately 6% of revenues in the three months ended June 30, 2008 and 2007. Electricity expense represented approximately 5% of revenues in the three months ended June 30, 2008 and 2007.

         Depreciation Expense Related to Cost of Sales:    Depreciation expense related to cost of sales increased $0.4 million due to new production and distribution equipment placed in service in 2007 and 2008 as a result of capital expenditures and the acquisition of ice companies, partially offset by dispositions.

         Operating Expenses:    Operating expenses increased $1.1 million from the three months ended June 30, 2007 to the three months ended June 30, 2008. This increase is primarily due to a $0.6 million increase in labor and benefits, a $0.3 million increase in professional services and a $0.1 million increase in bad debt expense. The increase in labor costs is related to annual wage increases, increased headcount due to acquisitions and the hiring of a new chief executive officer in June 2008. Professional service expenses in the three months ended June 30, 2008 included $0.2 million of costs related to an executive search firm.

         Depreciation and Amortization:    Depreciation and amortization increased $0.1 million from the three months ended June 30, 2007 to the three months ended June 30, 2008. This increase is primarily due to additional amortization expense associated with the intangible assets recorded in connection with the acquisitions completed in 2007 and the six months ended June 30, 2008.

         Costs of Antitrust Investigation and Related Litigation:    During the three months ended June 30, 2008, legal fees and other expenses totaling $4.6 million were incurred in connection with the antitrust investigations being conducted by the Antitrust Division of the United States Department of Justice and various state attorneys general and the related litigation.

         Transaction Costs Related to Merger Agreement:    During the three months ended June 30, 2008, professional service expenses totaling $0.1 million were incurred in connection with the stockholder litigation associated with the terminated transaction with GSO.

         Gain on Property Insurance Settlement:    During the three months ended June 30, 2008, a property insurance claim related to fire damage at one our manufacturing facilities was settled, which resulted in a gain of $1.0 million.

         Interest Expense, net:    Net interest expense decreased $0.2 million from the three months ended June 30, 2007 to the three months ended June 30, 2008. This decrease was primarily due lower interest rates on the revolving credit facility and the unhedged portion of our term loan and higher cash balances earning interest income, partially offset by scheduled increases in the non-cash interest expense associated with our 10 1/2% senior discount notes.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

	Six Months Ended June 30,		Change from Last Year
	2008	2007	Dollars	%
	(in thousands)
Revenues	$145,722	$149,049	$(3,327)	(2.2)
Cost of sales (excluding depreciation)	99,785	97,681	2,104	2.2
Depreciation expense related to cost of sales	10,447	9,769	678	6.9

Gross profit	35,490	41,599	(6,109)	(14.7)
Operating expenses	22,891	21,278	1,613	7.6
Depreciation and amortization expense	3,297	2,973	324	10.9
Cost of antitrust investigations and related litigation	5,802	—	5,802	—
Transaction costs related to merger agreement	949	—	949	—
Loss on dispositions of assets	240	258	(18)	(7.0)
Gain on property insurance settlement	(1,036)	—	(1,036)	—

Income from operations	3,347	17,090	(13,743)	(80.4)
Interest expense, net	(15,366)	(15,247)	(119)	(0.8)
Gain on termination of merger agreement	17,000	—	17,000	—

Income before income taxes	4,981	1,843	3,138	170.3
Income tax expense	(2,634)	(1,361)	(1,273)	(93.5)

Income from continuing operations	$2,347	$482	$1,865	386.9

         Revenues:    Revenues decreased $3.3 million from the six months ended June 30, 2007 to the six months ended June 30, 2008. This decrease is primarily due to reduced volume sales related to the effect of various economic trends on our customers and the end users of our products, partially offset by higher average sales prices of approximately 2.3% to 2.7%, slightly better weather conditions, primarily in the month of June, and the effects of acquisitions completed in 2007 and to-date in 2008.

         Cost of Sales (Excluding Depreciation):    Cost of sales (excluding depreciation) increased $2.1 million from the six months ended June 30, 2007 to the six months ended June 30, 2008. This increase in cost of sales is primarily due to significant increases in the price of fuel, moderate increases in the prices of plastic bags and electricity related to higher market prices for energy and additional fixed costs associated with acquired operations. Partially offsetting these increases was the effect of reduced volume sales.

        Labor costs, including associated payroll taxes and benefit costs (including health insurance), accounted for approximately 26% and 25% of revenues in the six months ended June 30, 2008 and 2007, respectively. Cost of plastic bags represented approximately 7% of revenues in the six months ended June 30, 2008 and 2007. Fuel expenses represented approximately 6% and 4% of revenues in the six months ended June 30, 2008 and 2007, respectively. Expenses for independent third party distribution services represented approximately 6% of revenues in the six months ended June 30, 2008 and 2007. Electricity expense represented approximately 6% of revenues in six months ended June 30, 2008 and 2007.

         Depreciation Expense Related to Cost of Sales:    Depreciation expense related to cost of sales increased $0.7 million due to new production and distribution equipment placed in service in 2007 and 2008 as a result of capital expenditures and the acquisition of ice companies, partially offset by dispositions.

         Operating Expenses:    Operating expenses increased $1.6 million from the six months ended June 30, 2007 to the six months ended June 30, 2008. This increase is primarily due to a $0.8 million increase in labor and benefits, a $0.5 million increase in professional services, a $0.2 million increase in insurance costs and a $0.1 million increase in bad debt expense. The increase in labor costs is related to annual wage increases, increased headcount due to acquisitions and the hiring of a new chief executive officer in June 2008. Professional service expenses in the three months ended June 30, 2008 included $0.5 million of costs related to potential acquisitions that were not completed and fees related to an executive search firm.

         Depreciation and Amortization:    Depreciation and amortization increased $0.3 million from the six months ended June 30, 2007 to the six months ended June 30, 2008. This increase is primarily due to additional amortization expense associated with the intangible assets recorded in connection with the acquisitions completed in 2007 and the six month months ended June 30, 2008.

         Costs of Antitrust Investigation and Related Litigation:    During the six months ended June 30, 2008, legal fees and other expenses totaling $5.8 million were incurred in connection with the antitrust investigations being conducted by the Antitrust Division of the United States Department of Justice and various state attorneys general and the related litigation.

         Transaction Costs Related to Merger Agreement:    During the six months ended June 30, 2008, professional service expenses totaling $0.9 million were incurred in connection with the termination of the transaction with GSO and the related stockholder litigation.

         Gain on Property Insurance Settlement:    During the six months ended June 30, 2008, a property insurance claim related to fire damage at one our manufacturing facilities was settled, which resulted in a gain of $1.0 million.

         Interest Expense, net:    Net interest expense increased $0.1 million from the six months ended June 30, 2007 to the six months ended June 30, 2008. This increase was primarily due to scheduled increases in the non-cash interest expense associated with our 10 1/2% senior discount notes and higher average balances on our revolving credit facility, partially offset by lower interest rates on the revolving credit facility and the unhedged portion of our term loan and higher cash balances earning interest income.

         Gain on Termination of Merger Agreement:    During the six months ended June 30, 2008, the merger agreement with affiliates of GSO was terminated, which resulted in a $21 million termination fee being paid by GSO. Offsetting this fee was $4 million of fees and expenses incurred by GSO and its third-party consultants in connection with the transaction that we agreed to pay. We received a net payment of $17 million from GSO on February 5, 2008.

Liquidity and Capital Resources

        We intend to fund our ongoing capital and working capital requirements as well as debt service, including our internal growth and acquisitions, through a combination of cash flows from operations and borrowings under our credit facilities.

        We generate cash from the sale of packaged ice through traditional delivery methods, by which we manufacture, package and store ice at a central facility and transport it to our customers' retail locations when needed, and through Ice Factories, which manufacture, package and store ice in our customers' retail locations. Our primary uses of cash are (a) cost of sales, (b) operating expenses, (c) debt service, (d) dividends on our common stock, (e) capital expenditures related to replacing and modernizing the capital equipment in our traditional ice plants and acquiring and installing additional Ice Factories and (f) acquisitions. We may also be required to use substantial amounts of cash to pay expenses relating to the ongoing investigations by the Antitrust Division of the United States

Department of Justice and various state attorneys general and related litigation. See Part II, Item 1. Legal Proceedings. Historically, we have financed our capital and working capital requirements, including our acquisitions, through a combination of cash flows from operations, borrowings under our revolving credit facilities and operating leases.

        Our ability to generate cash from our operations is subject to weather, general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. As a result, we cannot assure you that our business will generate cash flow from operations in amounts sufficient to enable us to service our debt and to fund our other liquidity needs. If we do not have sufficient liquidity, we will have to take actions such as reducing or delaying the payment of dividends to our common stockholders, strategic acquisitions, investments and joint ventures or selling assets, restructuring or refinancing our debt or seeking additional equity capital. We cannot assure you that any of these remedies could, if necessary, be affected on commercially reasonable terms, or at all. In addition, the terms of existing or future debt instruments, including the terms of the credit agreement governing our credit facilities and the indenture governing our senior discount notes, may restrict us from adopting some of these alternatives.

        During the six months ended June 30, 2008, capital expenditures totaled $10.1 million. As we have consolidated acquisitions into the existing company infrastructure, we have identified non-core and excess assets which can be disposed of. From time to time, we also dispose of other assets which are no longer useful in our operations. As a result of dispositions of these non-core and excess assets, we realized proceeds of approximately $1.5 million in the six months ended June 30, 2008. As a result, our net capital expenditures in the six months ended June 30, 2008 were $8.6 million.

        We sold our bottled water business and substantially all of our cold storage business on August 31, 2007 and September 7, 2007, respectively, for total gross cash proceeds of $20.3 million. These businesses comprised substantially all of our non-ice business. Our credit facilities require that the net proceeds from the sale of the discontinued operations be used either to repay our outstanding term loan or to make acquisitions and/or capital expenditures within twelve months of the receipt of such proceeds. Accordingly, the remaining, unutilized net proceeds from the sale are reported as "Restricted Cash and Cash Equivalents" in the consolidated balance sheet. During the six months ended June 30, 2008, we utilized $12.7 million of these net proceeds to fund capital expenditures and acquisitions.

        In the six months ended June 30, 2008, we completed the acquisitions of six ice companies for a total cash purchase price of approximately $3.8 million, including direct acquisition costs of $0.1 million. We will continue to evaluate acquisition opportunities as part of our ongoing acquisition strategy.

Cash Flows for the Six Months Ended June 30, 2008 and 2007

        Net cash provided by operating activities was $7.8 million during the six months ended June 30, 2008. Operating activities used cash of $1.9 million in the six months ended June 30, 2007. The increase in cash provided by operating activities of $9.7 million was primarily the result of the $17.0 million gain on the termination of the merger agreement with GSO realized in the six months ended June 30, 2008, offset by $6.8 million of costs related to the antitrust investigations and related litigation and termination of the GSO transaction.

        Net cash provided by investing activities was $1.8 million in the six months ended June 30, 2008 versus cash used in investing activities of $29.0 million in the six months ended June 30, 2007. The increase in cash provided by investing activities of $30.8 million is primarily due to (i) a $15.0 million reduction in the cost of acquisitions of ice companies, (ii) the release of $12.7 million of Restricted Cash and Cash Equivalents as a result of the utilization of the net proceeds from the sale of our bottled water and cold storage businesses sold in 2007 to fund current capital expenditures and acquisitions, (iii) a $1.6 million reduction in net capital expenditures and (iv) the receipt of $1.5 million from our property insurer to settle a claim for fire damage that one our plants sustained in 2007.

        Financing activities used net cash of $2.5 million in the six months ended June 30, 2008 and provided net cash of $3.5 million in the six months ended June 30, 2007. This decrease in cash provided by financing activities of $6.0 million is due to a $5.2 million decrease in net borrowings on our revolving credit facility and a $0.8 million increase in cash dividends paid to our common stockholders.

Long-term Debt and Other Obligations

         Overview.    At June 30, 2008, we had approximately $401.5 million of total debt outstanding as follows:

  •
  $145.5 million of Reddy Holdings' 10 1/2% senior discount notes due 2012 (net of unamortized discount of $5.0 million);

  •
  $240.0 million of outstanding term loans under our credit facilities which mature on August 12, 2012; and

  •
  $16.0 million of outstanding balances under our revolving credit facility.

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

        At June 30, 2008, we had $36.9 million of availability under the revolving credit facility, which was net of an outstanding balance of $16.0 million and standby letters of credit of $7.1 million. The standby letters of credit are used primarily to secure certain insurance obligations. At this time, we do not anticipate any significant changes in our standby letters of credit until late in the fourth quarter of 2008, at which time a portion of the collateral related to earlier policy years is expected to be released.

        Principal balances outstanding under the revolving credit facility bear interest per annum, at our option, at the sum of the base rate plus 0.75% or LIBOR plus 1.75%. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%. At June 30, 2008, the weighted average interest rate of borrowings outstanding under the credit facilities was 4.4%. Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the LIBOR loan exceeds 90 days. Reddy Corp. pays a quarterly fee on the average availability under the revolving credit facility based on an annual rate of 0.5% except as described below.

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

        Our credit facilities contain financial covenants, which include the maintenance of certain financial ratios, as defined in the credit facilities, and are collateralized by substantially all of Reddy Corp.'s assets. Reddy Holdings guarantees Reddy Corp.'s credit facilities and such guarantee is secured by a pledge of the capital stock of Reddy Corp. At June 30, 2008, Reddy Corp. was in compliance with these covenants.

        Under the restricted payments covenant in our credit facilities, we generally are restricted from paying dividends to our stockholders from funds received from Reddy Corp., and Reddy Corp. is prohibited from paying dividends and otherwise transferring assets to Reddy Holdings. Reddy Corp. is permitted to pay certain limited dividends to Reddy Holdings, the proceeds of which must be used to maintain Reddy Holdings' corporate existence. In addition, the covenant includes an exception for paying dividends in an amount not greater than our Cumulative Distributable Cash for the period (taken as one accounting period) from July 1, 2005 to the end of our most recently-ended fiscal quarter for which a covenant compliance certificate under our credit facilities has been delivered to the lenders.

        "Cumulative Distributable Cash" is defined under our credit facilities as:

        (a)   $10,000,000, plus

        (b)   "Available Cash" for the period (taken as one accounting period) from July 1, 2005 to the end of our most recently-ended fiscal quarter for which a covenant compliance certificate under our credit facilities has been delivered to the lenders, plus

        (c)   the amount of any net cash proceeds received by Reddy Holdings from issuances of shares of Reddy Holdings capital stock after the closing of our initial public offering to the extent we have contributed such proceeds to Reddy Corp., less

        (d)   (i) the amount of payments made by Reddy Corp. to Reddy Holdings to fund dividend payments on, or repurchases of, Reddy Holdings capital stock or to pay cash interest expense on, or redeem or repurchase, Reddy Holdings notes, and (ii) amounts used to make restricted investments, less

        (e)   to the extent occurring after the end of the most recently ended reference period and until taken into account in determining Available Cash for the fiscal quarter in which such event has occurred, (i) cash payments for acquisitions (except to the extent funded with indebtedness or proceeds of asset sales or casualty events) and (ii) mandatory repayment of loans under our credit facilities (other than under the revolving credit facility) during a dividend suspension period.

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

        In addition, we and Reddy Corp. will be precluded from paying any dividends if an event of default under Reddy Corp.'s credit facilities has occurred and is continuing. In particular, it will be an event of default if Reddy Corp.'s total leverage ratio exceeds 4.0 to 1.0 or Reddy Corp.'s interest coverage ratio is less than 3.25 to 1.0. At June 30, 2008 Reddy Holdings had $19.8 million of cash on hand that was not subject to any restrictions under our credit facilities.

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

Twelve Months Ended June 30, 2008
(in thousands)
Pro forma adjusted EBITDA	$76,220
Total leverage ratio	3.4 : 1.0
Interest coverage ratio	4.9 : 1.0

        The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA:

Twelve Months Ended June 30, 2008
(in thousands)
Net income	$12,277
Depreciation expense related to cost of sales	20,738
Depreciation and amortization expense	6,568
Interest expense	31,556
Interest income	(982)
Income tax expense	9,245

EBITDA	79,402
Other non-cash charges:
Stock-based compensation expense	3,379
Loss on dispositions of assets	1,708
Impairments of assets	1,440
Gain on sale of discontinued operations	(1,407)
Gain on property insurance settlement	(1,036)
Reddy Holdings items:
Cost of antitrust investigations and related litigation(a)	5,802
Transaction costs related to merger agreement(a)	3,405
Gain on termination of merger agreement(a)	(17,000)

Adjusted EBITDA	$75,693

Disposition adjustments(b)	(506)

Adjusted EBITDA from continuing operations	75,187
Acquisition adjustments(c)	1,017
Elimination of lease expense(d)	16

Pro forma adjusted EBITDA	$76,220

    (a)
    Represents the elimination of the (i) the costs incurred in connection with the ongoing antitrust investigations and related litigation, (ii) costs related to the GSO transaction and the related stockholder litigation and (iii) net gain recognized in connection with the termination of the merger agreement with affiliates of GSO on January 31, 2008. The gain related to the termination of the merger agreement is excluded from Adjusted EBITDA for purposes of our credit facility as the proposed acquisition was of Reddy Holdings. The costs related to the GSO merger agreement and the antitrust investigations and related civil litigation are excluded from the calculation of Adjusted EBITDA as these costs have been or will be paid by Reddy Holdings. Reddy Holdings is currently paying these costs from the excess cash remaining from the initial public offering of its common stock in August 2005 and the funds paid to Reddy Holdings by affiliates of GSO in February 2008 in connection with the termination of the merger agreement.

    (b)
    Represents the elimination of the historical Adjusted EBITDA associated with the discontinued operations.

    (c)
    Represents the incremental Adjusted EBITDA of acquired businesses as if each acquisition had been consummated on the first day of the period presented. All acquisitions included herein were consummated on or before June 30, 2008.

    (d)
    Represents the elimination of lease expense on a manufacturing facility purchased in the fourth quarter of 2007, as if the purchase had been consummated on the first day of the period presented.

Interest Rate Hedging Agreement

        Effective September 12, 2005, we entered into an interest rate hedging agreement (the "Hedge") to fix the interest rate on a portion of our term loan facility. The Hedge has a term of three years and ten months and an initial notional balance of $220 million. The notional balance decreases by $20 million on October 12 of each of the following three years, beginning on October 12, 2006. As of June 30, 2008, the notional balance was $180 million. We pay a fixed rate of 4.431% on the notional balance outstanding and receive an amount equal to 3-month LIBOR. Any net payable or receivable amount is settled quarterly. If we had been required to settle the Hedge as of June 30, 2008, we would have paid $2.3 million. In accordance with hedge accounting rules, the fair value of the Hedge is included in the caption "Deferred Taxes and Other Liabilities, net" in the consolidated balance sheet. Changes in the fair value of the Hedge are recorded as "Other Comprehensive Loss" in the consolidated statement of stockholders' equity. No gain or loss was recognized in any period presented in the consolidated statement of operations. We are exposed to risk of loss in the event of non-performance by the counterparty to the Hedge. We do not anticipate non-performance by the counterparty, however recent dislocations in the credit markets have resulted in greater uncertainty regarding counterparty performance.

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

        As of August 6, 2008, we had approximately $18.8 million of cash on hand at Reddy Holdings, approximately $1.6 million and $0.7 million of restricted and unrestricted cash, respectively, at Reddy Corp. and approximately $41.7 million of availability under our revolving credit facility, which reflected an outstanding balance of $11.2 million and outstanding standby letters of credit of $7.1 million. Based on our expected level of operations, we believe that cash flows from operations, together with available borrowings under our revolving credit facility and cash balances currently on hand, will be adequate to meet our future liquidity needs for at least the next twelve months.

        As noted previously, we record the majority of our sales and profits during the months of May through September and the majority of the cash generated from those operations is received in July through November. During those months in 2008, subject to our cash requirements in connection with the antitrust investigations and related litigation, we expect to repay all amounts borrowed under our revolving credit facility in the spring, fund dividends on our common stock, fund current capital expenditures and debt service and build up cash balances. As noted earlier in the discussion of our senior discount notes (see "—Senior Discount Notes"), interest expense on those notes becomes payable in cash on a semi-annually basis beginning May 1, 2009. The annual cash obligation for this interest is $15.8 million. Expenses in connection with the antitrust investigations and related litigation may require the use of cash on hand at Reddy Holdings, additional borrowings under our revolving credit facility or extend the time required to repay the currently outstanding balance of the revolving credit facility. We are evaluating our insurance coverage with regards to these costs and are working to maximize any potential reimbursements.

        Through August 4, 2008, we have completed six acquisitions with an aggregate acquisition cost of approximately $3.8 million. The Company is continuing to evaluate acquisition opportunities as part of our ongoing acquisition strategy. If were to complete additional acquisitions, additional borrowings under our revolving credit facility may be required.

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

New Accounting Pronouncements

        In February 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-2, "Effective Date of FASB Statement No. 157", which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. We elected to defer the adoption of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities until January 1, 2009.

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

        In April 2008, the FASB issued FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets". This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets". FSP No. FAS 142-3 is effective for fiscal years beginning on or after December 15, 2008 and will applied only to intangible assets acquired after the effective date. We are currently evaluating the impact that this standard may have on our results of operations and financial position.

        In June 2008, the FASB issued FSP No. EITF 06-3-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities". This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS") under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, "Earnings per Share". FSP No. EITF 06-3-1 is effective for fiscal years beginning on or after December 15, 2008. All prior period EPS data presented after adoption is to be adjusted retrospectively to conform with the provisions of FSP No. EITF 06-3-1. Adoption of this standard is not expected to have any impact on our results of operations or financial position.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

General Economic Trends and Seasonality

        Our results of operations are generally affected by the economic trends in our market area. We believe end users of our products use packaged ice in many applications, including recreational activities, the construction industry, agriculture and special events. Weakness in the national economy combined with other factors including inflation, interest rate fluctuations, increases in fuel and other energy costs, labor and healthcare costs and the availability of financing, may negatively impact consumer confidence and the business prospects of our commercial customers. If consumer activities associated with the use of our products decline or the business activities of our commercial customers decrease, our revenues and sales volumes may decline.

        Our results to date have not been significantly impacted by inflation, other than costs directly related to energy prices, such as fuel, plastic bags and electricity. If we continue to experience high inflation in these costs, or inflationary pressures begin to have significant effects on other cost categories, we may not be able to pass on all of these higher costs to our customers in the short term. We do believe that we will be able to pass on higher costs to our customers over longer periods of time, however there can be no assurance that we will be successful in such efforts.

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

        As of June 30, 2008, our credit facilities had an outstanding principal balance of $256.0 million at a weighted average interest rate of 4.4% per annum. At June 30, 2008, the 30-day LIBOR rate was 2.6%. Including the effect of the Hedge, the weighted average interest rate of balances outstanding under the credit facilities was 5.7%. If LIBOR were to increase by 1% from that level, the annual increase in interest expense, given our principal balances at June 30, 2008 and the effect of the Hedge, would be approximately $0.8 million.

Item 4.    Controls and Procedures

        The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008 to ensure that information relating to us and our consolidated subsidiary required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure. It should be noted, however, that the design of any system of controls is limited in its ability to detect errors, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

  Antitrust Matters

        In March 2008, we and certain of our employees, including members of our management, received subpoenas issued by a federal grand jury in the Eastern District of Michigan seeking documents and information in connection with an investigation by the Antitrust Division of the United States Department of Justice ("DOJ") into possible antitrust violations in the packaged ice industry. In addition, on March 5, 2008, federal officials executed a search warrant at our corporate office in Dallas, Texas. The search warrant and subpoenas we and our employees received are part of a broader industry inquiry by the DOJ; at least one other packaged ice manufacturer has also received such a subpoena, and The Home City Ice Company has entered a guilty plea regarding a conspiracy to allocate customers and territories in southeastern Michigan and the Detroit, Michigan metropolitan area.

        On March 25, 2008, we were served by the Office of the Attorney General of the State of Florida with an antitrust civil investigative demand (the "Florida CID") requesting the production of documents and information relating to an investigation of agreements in restraint of trade and/or price-fixing with respect to the pricing or market allocation of packaged ice. On June 11, 2008, we received a civil investigative demand from the Office of the Attorney General of the State of Arizona (the "Arizona CID"). All of the documents and information requested by the Arizona CID are included in the Florida CID and the Arizona CID states that it will be satisfied by the production of information which has been and will be provided to Florida in response to the Florida CID. We have been advised that the Florida CID and the Arizona CID were issued as part of a multi-state antitrust investigation of the packaged ice industry and that the Attorneys General of 19 states and the District of Columbia are participating in the multi-state investigation. We believe the states' investigation is related to the ongoing investigation of the packaged ice industry by the Antitrust Division of the DOJ. We may in the future receive additional civil investigative demands or similar information requests from other states participating in the multi-state investigation or conducting their own investigations.

        We are cooperating with the authorities in these investigations and expect to continue to make available documents and other information in response to the subpoena and the civil investigative demands. At this time we are unable to predict the outcome of these investigations or any potential effect they may have on us, our employees or our operations.

        On March 6, 2008, our Board of Directors formed a special committee of independent directors to conduct an internal investigation of these matters. The special committee has retained counsel to assist in its investigation. The investigation is ongoing and the outcome of the investigation is unknown. We and our employees are cooperating in the special committee's investigation.

        Following the announcement that the DOJ's Antitrust Division had instituted an investigation of the packaged ice industry, a number of lawsuits, including putative class action lawsuits, have been instituted in various federal courts in multiple jurisdictions alleging violations of the federal antitrust laws and related claims and seeking damages and injunctive relief. On June 5, 2008, the Judicial Panel on Multidistrict Litigation issued an Order that the majority of the civil actions then pending in federal courts be transferred and consolidated for pretrial proceedings in the United States District Court for the Eastern District of Michigan. Since that time, additional cases have been ordered transferred to that court and we anticipate that the remaining putative class actions pending in federal courts will also be transferred to that court for consolidated pretrial proceedings. Plaintiffs in several of the actions have agreed to extend our deadline to respond to the subject complaints until 45 days after the filing of a consolidated amended complaint in the multidistrict proceedings. We and the other defendants are attempting to obtain similar extensions from plaintiffs in the remaining actions. In addition to the putative class action lawsuits filed in federal court, at least one putative class action lawsuit has been filed in state court, alleging violations of state antitrust laws and related claims and seeking damages and injunctive relief, and at least one direct action lawsuit has been filed in federal court alleging, among other things, violations of the federal antitrust laws and related claims and seeking damages. We intend to vigorously defend the pending lawsuits. At this time, we are unable to predict the outcome of these lawsuits or any potential effect they may have on us or our operations.

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

        On January 31, 2008, we announced that the merger agreement had been terminated. As a result, the proposed settlement will not be consummated. On March 28, 2008, the defendants filed a motion seeking dismissal of the action on the ground that all of plaintiff's claims were rendered moot by the termination of the merger agreement. Plaintiff did not respond to that motion. Instead, on May 19, 2008, plaintiff filed a second amended petition in which it dropped all of its claims in the first action other than a claim for attorneys' fees related to the proposed settlement. The defendants have previously answered plaintiff's petition and asserted general denials.

        Separately, on July 3, 2008, plaintiff's attorneys filed a fee application seeking a fee of $495,000 for the "benefit" allegedly conferred on our stockholders by the prosecution of the action and the supplemental disclosures that were disseminated pursuant to the proposed settlement. We and the other defendants intend to defend ourselves vigorously against plaintiff's claims if the action continues.

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

        On March 28, 2008, the defendants filed a motion to dismiss the petition and we and the defendants also served and filed answers to the petition. The directors' motion argues that plaintiff failed to make a pre-suit demand on the board of directors before instituting the action and failed to allege facts showing that such a demand would have been futile. The motion also argues that plaintiff has failed to state a claim against the directors under the business judgment rule and that plaintiff's claims for money damages are barred by the exculpatory provision of Reddy Ice's certificate of incorporation. The plaintiff has not yet responded to the motion and the court has not yet established a date for a hearing on the defendants' motion. The defendants intend to defend themselves vigorously against plaintiff's claims.

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

  •
  our ability to maintain compliance with covenants in the agreements governing our outstanding indebtedness;

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

        We are currently a party to various legal proceedings, claims, disputes, litigation and investigations. In particular, the Antitrust Division of the United States Department of Justice ("DOJ") is currently conducting an investigation into possible antitrust violations in the packaged ice industry. In addition, various state attorneys general are conducting a coordinated civil investigation into possible antitrust violations in the packaged ice industry. Numerous putative class actions have also been filed against us and other packaged ice producers alleging violations of federal and state antitrust laws and related claims. A special committee of our board of directors is conducting an internal investigation of these matters. Investigating these matters and responding to the government investigations and related litigation will involve substantial expense to us, which could have a material adverse impact on our financial position and our results of operations. In addition, our financial results could be materially and adversely impacted by unfavorable outcomes in any of these or other pending or future litigation or investigations. Our ability to maintain our dividend policy and comply with the covenants in our debt agreements may also be adversely affected by the costs of such investigations and litigation as well as any unfavorable outcomes in these or other pending or future litigation or investigations. There can be no assurances as to the outcome of any litigation or investigation and the outcome of any such litigation, investigations and other claims are subject to inherent uncertainties. There exists the possibility of a material adverse impact on our financial position and our results of operations for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

If we are unable to attract and retain senior executives and other qualified employees, our business could be adversely affected.

        Our success depends in part on our ability to attract, hire, train and retain qualified managerial, sales and marketing personnel. Competition for these types of personnel is high. Our success also depends to a significant extent on the continued service and performance of our management team and, in particular, our senior management. We may be unsuccessful in attracting and retaining the personnel we require to conduct our operations successfully. Although we successfully completed our search for a new Chief Executive Officer in June 2008, we cannot assure you that we will be successful in attracting suitable candidates for other positions that are or may need to be filled. In particular, uncertainty related to the ongoing antitrust investigations and related litigation may make attracting qualified personnel more difficult and may make it more difficult to retain our existing management team. In addition, we do not carry "key man" life insurance. Our inability to successfully attract and retain qualified personnel or the loss of any member of our management team could impair our ability to execute our business plan.

Our acquisitions may not be successfully integrated and could cause unexpected financial or operational difficulties; failure to make acquisitions may limit our growth.

        From 2005 to August 4, 2008, we completed a total of 38 acquisitions. We anticipate that we will, from time to time, selectively acquire additional businesses, assets or securities of companies that we believe would provide a strategic fit with our business. Acquisitions are accompanied by risks, such as potential exposure to unknown liabilities of acquired companies and the possible loss of key employees and customers of the acquired business. Further, acquisitions are subject to risks associated with the difficulty and expense of integrating the operations and personnel of the acquired companies, the potential disruption to our business and the diversion of management time and attention, any of which could increase the costs of operating our business, negate the expected benefits of the acquisitions or result in the loss of customers.

        We are continuing to evaluate acquisition opportunities as part of our ongoing acquisition strategy. A substantial portion of the historical growth in our business has been as a result of acquisitions. If the size and number of our future acquisitions decreases from our historical trend, our business may not grow as rapidly, or at all, as compared to historical periods.

Our revenues and sales volumes may be negatively impacted by macroeconomic factors outside of our control.

        We believe end users of our products use packaged ice in many applications, including recreational activities, the construction industry, agriculture and special events. In recent months, various segments of the United States economy, including housing and construction and the credit markets, have deteriorated. Our revenues and sales volumes may decline as activity by commercial end users of our products declines. Weakness in the national economy combined with other factors including inflation, interest rate fluctuations, increases in fuel and other energy costs and healthcare costs and the availability of financing, including mortgages and consumer credit, may negatively impact consumer confidence and result in changes to consumer spending patterns. If consumer activities associated with the use of our products decline, our revenues and sales volumes may decline.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        On May 28, 2008, we held our annual meeting of stockholders. At the annual meeting, the following matters were voted upon:

  1.
  Election of six directors to hold office until the next annual meeting of stockholders and until their respective successors are duly elected and qualified; and

  2.
  A proposal to ratify the appointment of Deloitte & Touche LLP as the company's independent auditors for the fiscal year ending December 31, 2008.

        A total of 21,999,995 shares of the company's common stock, par value $0.01 per share, were entitled to vote at the meeting. Of these shares, 20,933,933 shares were represented in person or by proxy at the meeting and voted as follows:

          With respect to each of the following ten nominees for election to the Board of Directors, shares were voted as follows:

	Votes For	Votes Withheld
William P. Brick	20,790,561	143,372
Theodore J. Host	20,803,577	130,356
Christopher S. Kiper	20,786,131	147,802
Michael S. McGrath	20,797,433	136,500
Michael H. Rauch	20,755,686	178,247
Robert N. Verdecchio	20,831,482	102,451

          With respect to the appointment of Deloitte & Touche LLP as the company's independent auditors for the fiscal year ending December 31, 2008, shares were voted as follows: 20,821,453 for; 83,891 votes against; and 28,588 votes withheld.

Item 5.    Other Information

        None.

Item 6.    Exhibits

        See Index to Exhibits on page 47.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDDY ICE HOLDINGS, INC.
Date: August 7, 2008	By:	/s/ GILBERT M. CASSAGNE Gilbert M. Cassagne Chief Executive Officer
Date: August 7, 2008	By:	/s/ STEVEN J. JANUSEK Steven J. Janusek Chief Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description
31.1†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Section 1350 Certification of Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Section 1350 Certification of Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Filed herewith.

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
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