Form 10-Q
period 2008-09-30
REDDY ICE HOLDINGS INC
filed 2008-11-07
CIK 1268984

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
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

        The number of shares of registrant's common stock outstanding as of November 4, 2008 was 22,114,116.

 REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2008

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2008	December 31, 2007
	(in thousands, except share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,904	$17,183
Accounts receivable, net	45,316	27,268
Inventories, parts and supplies	12,148	10,709
Prepaid expenses and other current assets	3,659	3,434
Deferred tax assets	2,481	2,382

Total current assets	97,508	60,976
RESTRICTED CASH AND CASH EQUIVALENTS	—	17,262
PROPERTY AND EQUIPMENT, net	216,678	220,673
GOODWILL	79,491	226,591
OTHER INTANGIBLES, net	78,284	81,744
OTHER ASSETS	391	314

TOTAL	$472,352	$607,560

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$—	$20
Revolving credit facility	—	—
Accounts payable	19,695	16,371
Accrued expenses	19,473	18,294
Dividends payable	—	9,240

Total current liabilities	39,168	43,925
LONG-TERM OBLIGATIONS	389,249	378,238
DEFERRED TAXES AND OTHER LIABILITIES, net	30,536	45,415
COMMITMENTS AND CONTINGENCIES (Note 13)	—	—
STOCKHOLDERS' EQUITY:
Common stock: $0.01 par value; 75,000,000 shares authorized; 22,114,116 and 21,999,995 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	221	220
Additional paid-in capital	223,146	220,679
Accumulated deficit	(209,188)	(80,052)
Accumulated other comprehensive loss	(780)	(865)

Total stockholders' equity	13,399	139,982

TOTAL	$472,352	$607,560

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Revenues	$125,646	$125,701	$271,368	$274,750
Cost of sales (excluding depreciation)	72,659	72,015	172,444	169,696
Depreciation expense related to cost of sales	5,223	5,029	15,670	14,798

Gross profit	47,764	48,657	83,254	90,256
Operating expenses	12,213	11,047	35,104	32,324
Depreciation and amortization expense	1,653	1,559	4,950	4,532
Loss on dispositions of assets	62	71	302	329
Impairment of assets (Note 2)	149,905	—	149,905	—
Cost of antitrust investigations and related litigation (Note 13)	6,125	—	11,927	—
Transaction costs related to merger agreement (Note 1)	—	1,982	949	1,982
Gain on property insurance settlement	—	—	(1,036)	—

Income (loss) from operations	(122,194)	33,998	(118,847)	51,089
Interest expense	(7,879)	(8,111)	(23,709)	(23,692)
Interest income	149	175	613	509
Gain on termination of merger agreement (Note 1)	—	—	17,000	—

Income (loss) from continuing operations before income taxes	(129,924)	26,062	(124,943)	27,906
Income tax benefit (expense)	16,934	(10,468)	14,300	(11,830)

Income (loss) from continuing operations	(112,990)	15,594	(110,643)	16,076
Income from discontinued operations, net of tax (Note 4)	—	980	—	911

Net income (loss)	$(112,990)	$16,574	$(110,643)	$16,987

Basic net income (loss) per share:
Income (loss) from continuing operations	$(5.13)	$0.72	$(5.03)	$0.74
Income from discontinued operations	—	0.04	—	0.04

Net income (loss)	$(5.13)	$0.76	$(5.03)	$0.78

Weighted average common shares outstanding	22,035	21,840	22,012	21,748

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(5.13)	$0.71	$(5.03)	$0.73
Income from discontinued operations	—	0.04	—	0.04

Net income (loss)	$(5.13)	$0.75	$(5.03)	$0.77

Weighted average common shares outstanding	22,035	22,088	22,012	22,031

Cash dividends declared per share	$—	$0.42	$0.84	$1.24

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock
					Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit		Total
	(in thousands)
Balance at January 1, 2008	22,000	$220	$220,679	$(80,052)	$(865)	$139,982
Compensation expense related to stock-based awards	—	—	2,667	—	—	2,667
Cash dividends declared	—	—	—	(18,493)	—	(18,493)
Issuance of restricted stock	50	—	—	—	—	—
Vesting of restricted stock units	83	1	(1)	—	—	—
Repurchase and retirement of common stock	(19)	—	(199)	—	—	(199)
Comprehensive loss:
Net loss	—	—	—	(110,643)	—	(110,643)
Change in fair value of derivative liability	—	—	—	—	85	85

Total comprehensive loss						(110,558)

Balance at September 30, 2008	22,114	$221	$223,146	$(209,188)	$(780)	$13,399

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(110,643)	$16,987
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,620	20,249
Amortization of debt issue costs and debt discounts	12,104	11,032
Loss on dispositions of assets	302	311
Gain on sale of discontinued operations	—	(1,400)
Impairment of assets	149,905	—
Gain on property insurance settlement	(1,036)	—
Stock-based compensation expense	2,667	3,046
Deferred taxes	(14,276)	11,809
Change in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, inventory and prepaid expenses	(20,147)	(18,505)
Accounts payable, accrued expenses and other	4,125	2,805

Net cash provided by operating activities	43,621	46,334

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(15,449)	(22,745)
Proceeds from dispositions of property and equipment	1,653	902
Cost of acquisitions, net of cash acquired	(3,934)	(21,804)
Proceeds from property insurance settlement	1,496	—
Proceeds from the sale of non-ice businesses	—	19,823
Increase (decrease) in restricted cash and cash equivalents, net	17,262	(19,192)
Collection of note receivable	24	33

Net cash provided by (used in) investing activities	1,052	(42,983)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(27,733)	(26,922)
Repurchase and retirement of common stock	(199)	—
Borrowings (repayments) under the credit facility, net	—	—
Repayment of long-term obligations	(20)	(67)

Net cash used in financing activities	(27,952)	(26,989)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,721	(23,638)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,183	39,434

CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,904	$15,796

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$12,033	$12,606

Cash receipts of interest income	$640	$633

Cash paid for income taxes	$971	$152

Borrowings under the credit facility	$55,000	$67,000

Repayments on the credit facility	$(55,000)	$(67,000)

Cash dividends declared, not paid	$—	$9,236

Increase (decrease) in fair value of derivative	$85	$(2,369)

Additions to property and equipment included in accounts payable	$189	$235

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

1. General

        The condensed consolidated financial statements of Reddy Ice Holdings, Inc. included herein are unaudited; however, the balance sheet as of December 31, 2007 has been derived from the audited financial statements for that date. These financial statements have been prepared by the Company pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Under the SEC's regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. All significant intercompany balances and transactions have been eliminated upon consolidation, and all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal and recurring nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results to be achieved for the full year.

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

        On January 31, 2008, the Company reached an agreement with affiliates of GSO to terminate the Merger Agreement. A settlement agreement (the "Settlement Agreement") was entered into which released all parties from any claims related to the contemplated acquisition and provided for a $21 million termination fee to be paid by GSO. The Company agreed to pay up to $4 million of fees and expenses incurred by GSO and its third-party consultants in connection with the transaction. The Company received a net payment of $17 million on February 5, 2008. During the nine months ended September 30, 2008, the Company incurred $0.9 million of other expenses in connection with the transaction and the related stockholder litigation (see Note 13). No expenses were incurred during the three months ended September 30, 2008.

2. Impairment of Assets

        Under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", the Company is required on at least an annual basis to perform a goodwill impairment assessment, which requires, among other things, a reconciliation of current equity market capitalization to stockholders' equity. As a result of the decline in the Company's stock price during the three months ended September 30, 2008, the Company's total stockholders' equity exceeded its equity market capitalization (including the application of a reasonable control premium) as of September 30,

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

2. Impairment of Assets (Continued)

2008 and, as a result, the Company performed a goodwill impairment assessment as of September 30, 2008. The Company's impairment assessment only considered the Company's stock price and did not include management's long-range forecasts or any other valuation measures. Based on the evaluation of the Company's stock price and trading activity subsequent to September 30, 2008 and the estimated amount by which the current fair value of the Company's fixed assets and intangible assets exceeds their book value, the Company concluded that its goodwill was impaired. As a result, the Company recorded a $149.7 million non-cash charge (pretax) during the three months ended September 30, 2008 to reduce goodwill to its estimated fair value as of September 30, 2008.

        During the three months ended September 30, 2008, the Company reviewed a parcel of real estate in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". As a result of this review, an impairment charge of $0.2 million was recorded during the three months ended September 30, 2008.

3. New Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value estimates. Adoption of this standard on January 1, 2008 had no impact on the Company's results of operations and financial position.

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

        The following tables present the assets and liabilities as of September 30, 2008 that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets—none
Liabilities—interest rate hedge	$1.4	—	$1.4	—

        The interest rate hedge was valued using the income approach to calculate the present value of the future cash flows expected to be paid under the interest rate hedge.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

3. New Accounting Pronouncements (Continued)

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

3. New Accounting Pronouncements (Continued)

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

4. Discontinued Operations

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Revenues of discontinued operations	$—	$2,242	$—	$6,206

Income from operations of discontinued businesses	$—	$252	$—	$142
Gain on sale of discontinued operations	—	1,400	—	1,400

Income from discontinued operations before tax	—	1,652	—	1,542
Income tax expense	—	(672)	—	(631)

Income from discontinued operations, net of tax	$—	$980	$—	$911

        The Company's Senior Credit Facilities required that the net proceeds from the sale of the discontinued operations be used either to repay the outstanding term loan or to make acquisitions and/or capital expenditures within twelve months of the receipt of such proceeds (see Note 8). Accordingly, the remaining, unutilized net proceeds from the sales were reported as "Restricted Cash and Cash Equivalents" in the consolidated balance sheet. Prior to the twelve month anniversary of the receipt of such proceeds, all such proceeds were utilized to make acquisitions and/or capital expenditures.

5. Acquisitions

        During the nine months ended September 30, 2008, the Company purchased seven ice companies. Including direct acquisition costs, the total acquisition consideration was $4.0 million. The total purchase price was allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair values as of the respective closing dates using valuations and other studies. The

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

5. Acquisitions (Continued)

following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition (dollars in millions):

Total assets acquired	$1.2
Total liabilities assumed	(0.5)

Net assets acquired	$0.7

        The excess of $3.3 million of the aggregate purchase price over the net assets acquired was allocated to goodwill ($1.9 million) and other intangible assets ($1.4 million). Other intangible assets are comprised of customer lists, which are being amortized on a straight line basis over useful lives of 10 to 30 years.

        During 2007, the Company purchased twenty ice companies for total acquisition consideration of $26.8 million. The results of operations of the 2007 and 2008 acquisitions are included in the Company's consolidated results of operations from the date of each acquisition, which ranged from January 2, 2007 to December 28, 2007 and from February 29, 2008 to September 30, 2008.

        The following unaudited pro forma information presents the Company's consolidated results of operations (i) for the three and nine months ended September 30, 2008 as if the 2008 acquisitions had all occurred on January 1, 2008 and (ii) for the three and nine months ended September 30, 2007 as if the 2008 and 2007 acquisitions had all occurred on January 1, 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Pro forma revenues	$125,734	$128,130	$271,858	$282,234
Pro forma net income (loss)	(112,976)	16,925	(110,637)	17,562
Pro forma basic net income (loss) per share	$(5.13)	$0.77	$(5.03)	$0.81
Pro forma diluted net income (loss) per share	$(5.13)	$0.77	$(5.03)	$0.80

6. Inventories, Parts and Supplies

        Inventories consist of raw materials and finished goods. Raw materials are composed of ice packaging material. Finished goods consist of packaged ice. Parts and supplies consist of spare parts for production equipment and ice merchandisers and miscellaneous supplies. Inventories, parts and

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

6. Inventories, Parts and Supplies (Continued)

supplies are valued at the lower of cost or market and include overhead allocations. Cost is determined using the first-in, first-out and average cost methods.

	September 30, 2008	December 31, 2007
	(in thousands)
Raw materials	$6,785	$5,308
Finished goods	2,141	2,484
Parts and supplies	3,222	2,917

Total	$12,148	$10,709

7. Accrued Expenses

	September 30, 2008	December 31, 2007
	(in thousands)
Accrued compensation and employee benefits, including payroll taxes and workers' compensation insurance	$4,588	$5,405
Accrued interest	3,040	3,779
Accrued utilities	2,451	1,681
Accrued property, sales and other taxes and unrecognized tax benefits	5,737	3,131
Other accrued insurance	1,862	1,717
Other	1,795	2,581

Total	$19,473	$18,294

8. Revolving Credit Facility and Long-Term Obligations

         10 1/2% Senior Discount Notes.    On October 27, 2004, Reddy Holdings issued $151 million in aggregate principal amount at maturity of 10 1/2% Senior Discount Notes due 2012 (the "Discount Notes") in a private placement offering. The Discount Notes were subsequently registered with the SEC, effective August 26, 2005. Each Discount Note had an initial accreted value of $663.33 per $1,000 principal amount at maturity. The accreted value of each Discount Note increased from the date of issuance until November 1, 2008 at a rate of 10 1/2% per annum such that the accreted value equaled the stated principal amount at maturity on November 1, 2008. Thereafter, cash interest accrues beginning November 1, 2008 and is payable semi-annually at a rate of 10 1/2% per annum.

        The Discount Notes are unsecured obligations of Reddy Holdings and are:

  •
  not guaranteed by Reddy Holdings' subsidiary;

  •
  senior in right of payment to all of Reddy Holdings' future subordinated indebtedness;

  •
  equal in right of payment with any of Reddy Holdings' existing and future unsecured senior indebtedness;

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

8. Revolving Credit Facility and Long-Term Obligations (Continued)

  •
  effectively subordinated to Reddy Holdings' existing and future secured debt, including debt under the Company's credit facilities that is guaranteed by Reddy Holdings; and

  •
  structurally subordinated to all obligations and preferred equity of Reddy Holdings' subsidiary.

        The Discount Notes include customary covenants that restrict, among other things, Reddy Holdings' and its subsidiary's ability to incur additional debt or issue certain preferred stock, pay dividends or redeem, repurchase or retire its capital stock or subordinated indebtedness, make certain investments, create liens, enter into arrangements that restrict dividends from its subsidiary, merge or sell all or substantially all of its assets or enter into various transactions with affiliates. From and after November 1, 2008, Reddy Holdings may redeem any or all of the Discount Notes by paying a redemption premium, which is initially 5.25% of the principal amount at maturity of the Discount Notes and declines annually to 0% for the period commencing on November 1, 2010 and thereafter. If Reddy Holdings experiences a change of control, Reddy Holdings will be required to make an offer to repurchase the Discount Notes at a price equal to 101% of their accreted value, plus accrued and unpaid interest, if any, to the date of purchase. Reddy Holdings may also be required to make an offer to purchase the Discount Notes with proceeds of asset sales that are not reinvested in the Company's business or used to repay other indebtedness.

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

        At September 30, 2008, the Company had $53.5 million of availability under the Revolving Credit Facility, which was net of outstanding standby letters of credit of $6.5 million. The standby letters of credit are used primarily to secure certain insurance obligations. Lehman Commercial Paper, Inc. ("LCP") has a $10 million commitment under the Revolving Credit Facility, all of which is unfunded. LCP filed for bankruptcy in October 2008 and the Company understands that LCP has failed to fund on other revolving credit facilities for which it has commitments subsequent to filing for bankruptcy. As a result, the Company believes LCP will likely not perform under the terms of the facility, which would effectively reduce the amount available to the Company under the Revolving Credit Facility by $10 million.

        Principal balances outstanding under the Credit Facility bear interest per annum, at the Company's option, at the sum of the base rate plus 0.75% or LIBOR plus 1.75%. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%. At September 30, 2008, the weighted average interest rate of borrowings outstanding under the Credit Facility was 4.5%. Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. The Company also pays a quarterly fee on the average availability under the revolving credit facility at an annual rate of 0.5%.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

8. Revolving Credit Facility and Long-Term Obligations (Continued)

        The Revolving Credit Facility and Term Loan do not require any scheduled principal payments prior to their stated maturity dates. Subject to certain conditions, mandatory repayments of the Revolving Credit Facility and Term Loan (and if the Term Loan is no longer outstanding, mandatory commitment reductions of the Revolving Credit Facility) are required to be made with portions of the proceeds from (1) asset sales (see Note 4), (2) the issuance of debt securities and (3) insurance and condemnation awards, subject to various exceptions. In the event of a change in control, as defined in the Credit Facilities, an event of default will occur under the Credit Facilities.

        The Credit Facilities contain financial covenants, which include the maintenance of certain financial ratios, as defined in the Credit Facilities, and are collateralized by substantially all of the Company's assets. At September 30, 2008, Reddy Corp. was in compliance with these covenants. Reddy Holdings guarantees the Credit Facilities and such guarantee is secured by a pledge of the capital stock of Reddy Corp.

        Under the restricted payments covenant in the Credit Facilities, Reddy Holdings is generally restricted from paying dividends to its stockholders from funds received from Reddy Corp., and Reddy Corp. is prohibited from paying dividends and otherwise transferring assets to Reddy Holdings. Reddy Corp. is permitted to pay certain limited dividends to Reddy Holdings, the proceeds of which must be used to maintain Reddy Holdings' corporate existence. Reddy Corp. may also pay dividends to Reddy Holdings for specified purposes, including the payment of dividends by Reddy Holdings and the payment of cash interest on the Discount Notes, in an amount not greater than Reddy Corp's Cumulative Distributable Cash (as defined in the Credit Facilities) for the period (taken as one accounting period) from July 1, 2005 to the end of its most recently-ended fiscal quarter for which a covenant compliance certificate under the Credit Facilities has been delivered to the lenders. Such dividends may only be paid if Reddy Corp.'s leverage ratio for the most recently ended fiscal quarter is less than or equal to 3.75 to 1.0. In addition, the Credit Facilities preclude Reddy Corp. from declaring any dividends if an event of default under the credit facilities has occurred and is continuing. In particular, it will be an event of default if Reddy Corp.'s leverage ratio exceeds 4.0 to 1.0 or Reddy Corp.'s interest coverage ratio is less than 3.25 to 1.0.

         Interest Rate Hedging Agreement.    Effective September 12, 2005, the Company entered into an interest rate hedging agreement (the "Hedge") to fix the interest rate on a portion of its Term Loan. The Hedge has a term of three years and ten months and an initial notional balance of $220 million. The notional balance decreases by $20 million on October 12 of each of the next three years, beginning on October 12, 2006. As of September 30, 2008, the notional balance was $180 million. The Company pays a fixed rate of 4.431% on the notional balance outstanding and receives an amount equal to 3-month LIBOR. Any net payable or receivable amount is settled quarterly. If the Company had been required to settle the Hedge as of September 30, 2008, it would have paid $1.4 million. In accordance with hedge accounting rules, the fair value of the Hedge is included in the caption "Deferred Taxes and Other Liabilities, net" in the consolidated balance sheet. Changes in the fair value of the Hedge are recorded as "Other Comprehensive Loss" in the consolidated statement of stockholders' equity. The Company is exposed to risk of loss in the event of non-performance by the counterparty to the Hedge. The Company does not anticipate non-performance by the counterparty, however recent dislocations in the credit markets have resulted in greater uncertainty regarding counterparty performance.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

8. Revolving Credit Facility and Long-Term Obligations (Continued)

        At September 30, 2008 and December 31, 2007, long-term obligations consisted of the following:

	September 30, 2008	December 31, 2007
	(in thousands)
Credit facility—Term Loan	$240,000	$240,000
10 1/2% Senior Discount Notes	150,500	150,500
Less: Unamortized debt discount on 10 1/2% Senior Discount Notes	(1,251)	(12,262)
Other	—	20

Total long-term obligations	389,249	378,258
Less: Current maturities	—	20

Long-term obligations, net	$389,249	$378,238

9. Capital Stock

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

        No dividends have been declared subsequent to June 15, 2008. On September 15, 2008, the Company announced that it had suspended the payment of quarterly cash dividends indefinitely.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

9. Capital Stock (Continued)

         Preferred Stock.    Reddy Holdings is authorized to issue up to 25,000,000 shares of $0.01 par value preferred stock, all of which is currently undesignated and unissued.

10. Employee Benefit Plans

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

        On November 3, 2005, 9,300 unrestricted common shares were granted to certain employees under the 2005 Equity Incentive Plan. During 2007, 2006 and 2005, the Company granted 14,625, 30,025 and 692,000 restricted share units ("RSUs"), respectively, to certain employees and independent directors. During the nine months ended September 30, 2008, certain employees and independent directors were granted 131,450 RSUs and 50,000 shares of restricted stock. Each RSU provides for the grant of one share of unrestricted common stock on the date that the vesting terms of each RSU is satisfied. The restricted shares will vest in June or September 2009 on the anniversary date of the grants, assuming the recipient remains employed with the Company through that date.

        Generally, with respect to RSUs granted in 2005, fifty percent of each award of RSUs (the "Time-vested RSUs") will vest in four equal annual installments beginning on August 12, 2006 and continuing on August 12 of each of the following three years, provided the recipient remains employed with the Company through such vesting dates. The remaining fifty percent of each award of RSUs (the "Performance-vested RSUs") will vest in four equal annual installments beginning on August 12, 2006 and continuing on August 12 of each of the following three years, provided the recipient remains employed with the Company through such vesting dates and the applicable performance condition for the applicable vesting period is met. For awards made from 2006 to 2008, fifty percent of each award is Time-vested RSUs and fifty percent is Performance-vested RSUs. None of the awards are subject to vesting later than August 12, 2009, with the exception of 90,000 of the RSUs granted in 2008, which are subject to vesting not later than August 12, 2011. Each component vests on the same date and manner as described above, except the proportion eligible to vest in each year has been adjusted based on the actual grant date. The performance condition for each vesting period is based on the Company's earned distributable cash per share (as defined in the related restricted share unit agreement) for such vesting period, with the exception of 90,000 of the RSUs granted in 2008. The performance targets for these 90,000 RSUs have not yet been set by the Company's Compensation Committee. Each vesting

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

10. Employee Benefit Plans (Continued)

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

        Based on the Company's financial results for the vesting period ended June 30, 2006, the performance condition for the Performance-vested RSUs eligible for vesting on August 12, 2006 was met. As a result of the performance targets for the remaining three vesting periods being met as of June 30, 2006, the holders of unvested Performance-based RSUs were entitled to dividend equivalent payments for the period from July 1, 2006 to June 30, 2007. During the nine months ended September 30, 2007, dividend equivalent payments declared totaled $0.2 million. No dividend equivalent payments were declared during the three months ended September 30, 2007.

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

        On July 23, 2007, the Compensation Committee of the Company's Board of Directors approved an amendment to the vesting provisions of certain RSUs held by those employees and directors of the Company who were considered "Designated Insiders" for purposes of the Company's insider trading policy. The amendment provided that, subject to the consent of the applicable employee or director, such individual's RSUs which had been scheduled to vest on August 12, 2007 would not vest until the earliest of (i) the closing of the Merger, (ii) the second business day following public announcement of the termination of the Merger Agreement and (iii) December 31, 2007. In addition, the Compensation Committee approved the grant of dividend equivalents with respect to any RSUs for which the applicable individual elected to defer vesting. All of the Designated Insiders, except for two independent directors, provided consents to the amendment. The vesting date was subsequently amended by the Compensation Committee to occur on December 17, 2007. On that date, a total of 104,625 Time-vested and Performance-vested RSUs were vested. Dividend equivalent payments totaling $0.1 million were declared during the three and nine month ended September 30, 2007 related to these RSUs.

        On September 7, 2007, the vesting of 1,000 RSUs held by employees of the Company's cold storage business was accelerated in connection with the sale of that business (see Note 4). Additional compensation expense of $0.02 million was recognized in the three months ended September 30, 2007.

        Based on the Company's financial results for the vesting period ended June 30, 2008, the performance condition for the Performance-vested RSUs eligible for vesting on August 12, 2008 was not met. A total of 82,860 Time-vested RSUs vested on August 12, 2008. In accordance with the terms

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

10. Employee Benefit Plans (Continued)

of the grants, the unvested Performance-vested RSUs will carryforward and be eligible for vesting on August 12, 2009. Holders of unvested Performance-based RSUs will not be entitled to any dividend equivalent payments related to dividends declared during the period from July 1, 2008 to June 30, 2009.

        Total compensation expense associated with the 2005 Equity Incentive Plan was $0.9 million and $0.8 million during the three months ended September 30, 2008 and 2007, respectively, and $2.7 million and $2.5 million during the nine months ended September 30, 2008 and 2007, respectively. Such compensation expense was recorded in "Operating Expenses" in the consolidated statements of operations. As of September 30, 2008, approximately 343,000 shares were reserved for issuance and approximately 402,000 shares were available for grant under the 2005 Equity Incentive Plan.

         2003 Stock Option Plan.    During 2003, the board of directors approved the Reddy Ice Holdings, Inc. 2003 Stock Option Plan (the "2003 Stock Option Plan") that reserved for issuance 1,555,150 shares of common stock, subject to adjustment under certain circumstances. This plan provided for the granting of incentive awards in the form of stock options to directors, officers and employees of the Company or its subsidiary and affiliates at the discretion of the Compensation Committee of the Board of Directors. On August 12, 2005, all outstanding options under the 2003 Stock Option Plan were exercised in exchange for restricted shares. The final vesting of such restricted shares occurred on July 1, 2007. On July 23, 2007, the Board of Directors terminated the 2003 Stock Option Plan. Compensation expense associated with the 2003 Stock Option Plan was $0.0 million and $0.5 million during the three and nine months ended September 30, 2007, respectively. Such compensation expense was recorded in "Operating Expenses" in the consolidated statements of operations.

11. Earnings (Loss) Per Share

        The computation of net income (loss) per share is based on net income (loss) divided by the weighted average number of shares outstanding. For the three and nine months ended September 30, 2008, there were 0.4 million shares of dilutive securities which were not included in the computation of

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

11. Earnings (Loss) Per Share (Continued)

diluted net loss per share as their effect would be anti-dilutive. All shares outstanding for the three and nine months ended September 30, 2007 were included in the computation of diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Earnings for basic and diluted computation:
Income (loss) from continuing operations	$(112,990)	$15,594	$(110,643)	$16,076
Income from discontinued operations	—	980	—	911

Net income (loss)	$(112,990)	$16,574	$(110,643)	$16,987

Basic earnings per share:
Weighted average common shares outstanding	22,035	21,840	22,012	21,748

Income (loss) from continuing operations	$(5.13)	$0.72	$(5.03)	$0.74
Income from discontinued operations	—	0.04	—	0.04

Net income (loss)	$(5.13)	$0.76	$(5.03)	$0.78

Diluted earnings per share:
Weighted average common shares outstanding	22,035	21,840	22,012	21,748

Shares issuable from assumed conversion of restricted stock and restricted stock units	—	248	—	283

Weighted average common shares outstanding, as adjusted	22,035	22,088	22,012	22,031

Income (loss) from continuing operations	$(5.13)	$0.71	$(5.03)	$0.73
Income from discontinued operations	—	0.04	—	0.04

Net income (loss)	$(5.13)	$0.75	$(5.03)	$0.77

12. Income Taxes

        The Company's effective tax rate differs from the federal statutory income tax rate of 35% due to state income taxes, the adjustment of deferred taxes related to a prior acquisition and the effect of permanent differences, primarily the non-deductible portion of the interest expense recognized on the Discount Notes and the non-deductible portion of the goodwill impairment charge recorded during the three months ended September 30, 2008 (see Note 2).

        In connection with the vesting of restricted stock units and the grant of restricted stock during the nine months ended September 30, 2008, the Company realized an excess tax deficit of $0.8 million. During the nine months ended September 30, 2007, the Company realized an excess tax benefit of $6.5 million related to the vesting of restricted stock and restricted stock units. Because the Company is not currently making cash payments for income taxes due to its net operating loss ("NOL") carryforwards, such excess benefit has not been recognized in the Company's financial statements and is

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

12. Income Taxes (Continued)

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

        Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded on the balance sheet as part of the Company's FIN 48 liability at September 30, 2008 and 2007 was approximately $1.4 million and $1.3 million, respectively. The total amount of interest and penalties, net of federal benefit, recognized in the statement of operations for the three months ended September 30, 2008 and 2007 was $0.02 million and ($0.02) million, respectively, and $0.07 million and $0.04 million in the nine months ended September 30, 2008 and 2007, respectively.

        As a result of NOL carryforwards, the Company's federal statute of limitations remains open for all years since 1990, with no years currently under examination by the Internal Revenue Service, and U.S. state jurisdictions are generally open to examination for the tax year 1997 and beyond. The Company is undergoing routine tax audits in certain U.S. state jurisdictions covering multiple years. The Company is not aware of any material proposed income tax adjustments and expects the completion of the audits in the near term. A $2.2 million reduction of the $3.5 million total unrecognized tax benefit is possible in the next 12 months as a result of the settlement of certain current tax audits and other potential settlements with U.S. state taxing authorities.

13. Commitments and Contingencies

        In order to secure a long-term supply of plastic bags at favorable prices, the Company entered into a supply agreement with a plastic bag manufacturer (the "Bag Supply Agreement") in which it committed to purchase 250 million bags per twelve-month period beginning March 1, 2008. The Bag Supply Agreement expires on March 1, 2013.

  Antitrust Matters

        In March 2008, the Company and certain of its employees, including members of its management, received subpoenas issued by a federal grand jury in the Eastern District of Michigan seeking documents and information in connection with an investigation by the Antitrust Division of the United

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

13. Commitments and Contingencies (Continued)

States Department of Justice ("DOJ") into possible antitrust violations in the packaged ice industry. In addition, on March 5, 2008, federal officials executed a search warrant at the Company's corporate office in Dallas, Texas. On August 28, 2008, the Company received a second subpoena for documents from the federal grand jury sitting in the Eastern District of Michigan. The search warrant and subpoenas that the Company and its employees received are part of a broader industry inquiry by the DOJ; at least one other packaged ice manufacturer has also received such a subpoena, and The Home City Ice Company has entered a guilty plea regarding a conspiracy to allocate customers and territories in southeastern Michigan and the Detroit, Michigan metropolitan area.

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

        Following the announcement that the DOJ's Antitrust Division had instituted an investigation of the packaged ice industry, a number of lawsuits, including putative class action lawsuits, have been instituted in various federal courts in multiple jurisdictions alleging violations of the federal antitrust laws and related claims and seeking damages and injunctive relief. On June 5, 2008, the Judicial Panel on Multidistrict Litigation issued an Order that the majority of the civil actions then pending in federal courts be transferred and consolidated for pretrial proceedings in the United States District Court for the Eastern District of Michigan. Since that time, additional cases have been ordered transferred to that court and the Company anticipates that the remaining putative class actions pending in federal courts will also be transferred to that court for consolidated pretrial proceedings. Plaintiffs in several of the actions have agreed to extend the Company's deadline to respond to the subject complaints until 45 days after the filing of a consolidated amended complaint in the multidistrict proceedings. The

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

13. Commitments and Contingencies (Continued)

Company and the other defendants are attempting to obtain similar extensions from plaintiffs in the remaining actions. Motions and responses have been filed by various plaintiffs requesting a status conference or, in the alternative, a briefing schedule relating to appointment of interim class counsel and liaison counsel. Those motions are pending. No scheduling order has been entered by the Court and no date has been set for the Company to respond to the claims asserted by the plaintiffs in the multidistrict proceedings.

        In addition to the putative class action lawsuits filed in federal court, at least one putative class action lawsuit has been filed in state court alleging violations of state antitrust laws and related claims and seeking damages and injunctive relief. On August 27, 2008, a hearing was held on the motion to stay filed by the defendants in the case pending in Kansas state court. On October 1, 2008, that motion was denied and the Court ordered the defendants to respond to the plaintiff's petition on November 1, 2008. Defendants have also been served with written discovery requests by the plaintiff. At least one direct action lawsuit has been filed in federal court alleging, among other things, violations of the federal antitrust laws and related claims and seeking damages.

        The Company intends to vigorously defend the pending lawsuits. At this time, the Company is unable to predict the outcome of these lawsuits or any potential effect they may have on the Company or its operations.

  SEC Inquiry

        On or about October 21, 2008, the Company received notice that the Securities and Exchange Commission has initiated an informal inquiry into matters that are the subject of the ongoing investigation by the special committee of the Company's Board of Directors. The Company intends to cooperate with the informal inquiry.

  Stockholder Litigation

  Antitrust Matters

        Beginning on August 8, 2008, three purported class action complaints have been filed in the United States District Court for the Eastern District of Michigan asserting claims under the federal securities laws against the Company and certain of its current or former senior officers. The complaints, which are substantially similar, allege that the defendants misrepresented and failed to disclose the existence of, and the Company's alleged participation in, an alleged antitrust conspiracy in the packaged ice industry. The complaints purport to assert claims on behalf of various different alleged classes of purchasers of the Company's common stock. Two motions for consolidation of the three actions and for appointment of lead plaintiff and lead plaintiff's counsel were filed on October 7, 2008. Thereafter, one of the two proposed lead plaintiffs withdrew his motion. The Company intends to vigorously defend these lawsuits.

        A stockholder derivative action was filed on the Company's behalf on October 16, 2008 in the 68th Judicial District Court of Dallas County, Texas, Cause No. 08-13141 naming as defendants, among others, the members of the Company's board of directors and certain current and former officers. The complaint asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement and seeks damages, equitable relief, attorney fees and costs. Defendants' response to

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

13. Commitments and Contingencies (Continued)

the Petition is due on December 8, 2008. The Company and the other defendants intend to defend themselves vigorously in this lawsuit.

  Matters Relating to the Terminated GSO Merger

        On July 3, 2007, a stockholder derivative complaint was filed on the Company's behalf in the 199th Judicial District Court of Collin County, Texas, Cause No. 199-02240-07, naming as defendants, among others, the members of the Company's board of directors and GSO. The Company was also named as a nominal defendant. On August 9, 2007, the complaint was amended by the plaintiff, purporting to state a class action claim on behalf of the Company's stockholders. The amended complaint alleged, among other things, that the Company's directors breached their fiduciary duties in connection with the proposed merger transaction between the Company and affiliates of GSO by approving a transaction that would purportedly provide certain of the Company's stockholders and directors with preferential treatment at the expense of its other stockholders and would not maximize stockholder value. A second amended complaint was filed on September 10, 2007 containing similar allegations and also setting forth various alleged omissions from the disclosures provided by the Company in its preliminary proxy statement relating to the special meeting of its stockholders to adopt the merger agreement. All defendants have served answers to the second amended complaint.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

13. Commitments and Contingencies (Continued)

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

        Reddy Ice Holdings, Inc. ("Reddy Holdings"), and its wholly-owned subsidiary, Reddy Ice Corporation ("Reddy Corp."), manufacture and distribute packaged ice products. We are the largest manufacturer of packaged ice products in the United States and serves approximately 82,000 customer locations in 31 states and the District of Columbia.

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

        At September 30, 2008, we owned or operated 60 ice manufacturing facilities, 66 distribution centers, approximately 79,000 merchandisers (cold storage units installed at customer locations) and approximately 3,000 Ice Factories. As of the same date, we had an aggregate daily ice manufacturing capacity of approximately 18,000 tons.

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

  •
  weather conditions;

  •
  the ability of our subsidiary to make distributions to us in amounts sufficient to service our debt and make dividend payments to our stockholders;

  •
  our substantial leverage and ability to service our debts;

  •
  the restrictive covenants and financial covenants under our indebtedness;

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

Recent Developments

        Effective September 15, 2008, Paul D. Smith has been appointed as our Executive Vice President and Chief Operating Officer. Mr. Smith has extensive experience in operations and distribution in both the consumer products and beverage industries with companies such as Procter & Gamble, Pepsico, Inc. and Cadbury Schweppes PLC. He most recently held the position of Senior Vice President, Sales Operations and Supply Chain of Cadbury Schweppes PLC, from April 2005 until November 2007. Mr. Smith previously held other positions within Cadbury including Regional Director, Supply Chain for Europe and the Middle East from April 2003 until April 2005.

        Effective September 13, 2008, Ben D. Key, our Executive Vice President—Sales & Marketing, has been placed on a paid leave of absence and relieved of his duties at the direction of the special committee of our Board of Directors. The committee found that Mr. Key had likely violated company policies and is associated with matters that are under investigation. For more information on the committee and its investigation see Item 1 of Part II, "Legal Proceedings."

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

  •
  raw materials (primarily polyethylene-based plastic bags);

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

         Operating Expenses.    Our operating expenses are costs associated with selling, general and administrative functions. These costs include executive officers' compensation, office and administrative salaries, insurance, legal and other professional services and costs associated with leasing office space. Labor costs, including associated payroll taxes and benefit costs but excluding non-cash stock-based compensation expense, included in operating expenses represented approximately 7% and 6% of revenues in the nine months ended September 30, 2008 and 2007, respectively.

         Cost of Antitrust Investigations and Related Litigation.    Costs related to the current antitrust investigations and related litigation are composed primarily of legal fees, document collection costs and the fees of other experts and consultants.

         Facilities.    At September 30, 2008, we owned or operated 60 ice manufacturing facilities, 66 distribution centers, approximately 79,000 merchandisers (cold storage units installed at customer locations) and approximately 3,000 Ice Factories. As of the same date, we had an aggregate daily ice manufacturing capacity of approximately 18,000 tons.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

	Three Months Ended September 30,		Change from Last Year
	2008	2007	Dollars	%
	(in thousands)
Revenues	$125,646	$125,701	$(55)	(0.0)
Cost of sales (excluding depreciation)	72,659	72,015	644	0.9
Depreciation expense related to cost of sales	5,223	5,029	194	3.9

Gross profit	47,764	48,657	(893)	(1.8)
Operating expenses	12,213	11,047	1,166	10.6
Depreciation and amortization expense	1,653	1,559	94	6.0
Loss on dispositions of assets	62	71	(9)	(12.7)
Impairment of assets	149,905	—	149,905	—
Cost of antitrust investigations and related litigation	6,125	—	6,125	—
Transaction costs related to merger agreement	—	1,982	(1,982)	(100.0)

Income (loss) from operations	(122,194)	33,998	(156,192)	(459.4)
Interest expense, net	(7,730)	(7,936)	206	2.6

Income (loss) from continuing operations before income taxes	(129,924)	26,062	(155,986)	(598.5)
Income tax benefit (expense)	16,934	(10,468)	27,402	261.8

Income (loss) from continuing operations	$(112,990)	$15,594	$(128,584)	(824.6)

         Revenues:    Revenues decreased $0.06 million from the three months ended September 30, 2007 to the three months ended September 30, 2008. This decrease is primarily due to reduced volume sales related to the effect of various economic trends on our customers and the end users of our products and slightly less favorable weather conditions, partially offset by higher average sales prices of approximately 2.5% and additional volume sales related to acquisitions completed since July 1, 2007 and hurricane activity in the months of July and September 2008.

         Cost of Sales (Excluding Depreciation):    Cost of sales (excluding depreciation) increased $0.6 million from the three months ended September 30, 2007 to the three months ended September 30, 2008. This increase in cost of sales is primarily due to significant increases in the price of fuel and moderate increases in the prices of plastic bags and electricity related to higher market prices for energy. Partially offsetting these increases was the effects of reduced volume sales on labor and other costs.

        Labor costs, including associated payroll taxes and benefit costs (including health insurance), accounted for approximately 20% and 21% of revenues in the three months ended September 30, 2008 and 2007, respectively. Cost of plastic bags represented approximately 7% and 6% of revenues in the three months ended September 30, 2008 and 2007, respectively. Fuel expenses represented approximately 6% and 4% of revenues in the three months ended September 30, 2008 and 2007, respectively. Expenses for independent third party distribution services represented approximately 5% and 6% of revenues in the three months ended September 30, 2008 and 2007 respectively. Electricity expense represented approximately 6% and 5% of revenues in the three months ended September 30, 2008 and 2007, respectively.

         Depreciation Expense Related to Cost of Sales:    Depreciation expense related to cost of sales increased $0.2 million due to new production and distribution equipment placed in service in 2007 and 2008 as a result of capital expenditures and the acquisition of ice companies, partially offset by dispositions.

         Operating Expenses:    Operating expenses increased $1.2 million from the three months ended September 30, 2007 to the three months ended September 30, 2008. This increase is primarily due to a $0.7 million increase in professional services and a $0.4 million increase in labor and benefits. Professional service expenses in the three months ended September 30, 2008 included $0.2 million of costs related to an executive search firm and $0.4 million increase in fees related to consulting and accounting services. The increase in labor costs is related to annual wage increases, increased headcount due to acquisitions and the hiring of a new chief operating officer in September 2008.

         Depreciation and Amortization Expense:    Depreciation and amortization increased $0.1 million from the three months ended September 30, 2007 to the three months ended September 30, 2008. This increase is primarily due to additional amortization expense associated with the intangible assets recorded in connection with the acquisitions completed in 2007 and the nine months ended September 30, 2008.

         Impairment of Assets:    Due to the significant decline in the value of our common stock during 2008, an evaluation of the our goodwill and trade name was performed as of September 30, 2008 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Based on a market value approach, an impairment of $149.7 million was recorded to reduce the carrying value of our goodwill to its fair value.

        During the three months ended September 30, 2008, we reviewed a parcel of real estate as a result of the pending sale of the property in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". As a result of this review, an impairment charge of $0.2 million was recorded during the three months ended September 30, 2008.

         Cost of Antitrust Investigations and Related Litigation:    During the three months ended September 30, 2008, legal fees and other expenses totaling $6.1 million were incurred in connection with the antitrust investigations being conducted by the Antitrust Division of the United States Department of Justice and various state attorneys general and the related litigation.

         Transaction Costs Related to Merger Agreement:    During the three months ended September 30, 2007, professional service expenses totaling $2.0 million were incurred in connection with the potential acquisition of the company by affiliates of GSO.

         Interest Expense, net:    Net interest expense decreased $0.2 million from the three months ended September 30, 2007 to the three months ended September 30, 2008. This decrease was primarily due lower interest rates on the revolving credit facility and the unhedged portion of our term loan and higher cash balances earning interest income, partially offset by scheduled increases in the non-cash interest expense associated with our 10 1/2% senior discount notes.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

	Nine Months Ended September 30,		Change from Last Year
	2008	2007	Dollars	%
	(in thousands)
Revenues	$271,368	$274,750	$(3,382)	(1.2)
Cost of sales (excluding depreciation)	172,444	169,696	2,748	1.6
Depreciation expense related to cost of sales	15,670	14,798	872	5.9

Gross profit	83,254	90,256	(7,002)	(7.8)
Operating expenses	35,104	32,324	2,780	8.6
Depreciation and amortization expense	4,950	4,532	418	9.2
Loss on dispositions of assets	302	329	(27)	(8.2)
Impairment of assets	149,905	—	149,905	—
Cost of antitrust investigations and related litigation	11,927	—	11,927	—
Transaction costs related to merger agreement	949	1,982	(1,033)	(52.1)
Gain on property insurance settlement	(1,036)	—	(1,036)	—

Income (loss) from operations	(118,847)	51,089	(169,936)	(332.6)
Interest expense, net	(23,096)	(23,183)	87	0.4
Gain on termination of merger agreement	17,000	—	17,000	—

Income (loss) from continuing operations before income taxes	(124,943)	27,906	(152,849)	(547.7)
Income tax benefit (expense)	14,300	(11,830)	26,130	220.9

Income (loss) from continuing operations	$(110,643)	$16,076	$(126,719)	(788.2)

         Revenues:    Revenues decreased $3.4 million from the nine months ended September 30, 2007 to the nine months ended September 30, 2008. This decrease is primarily due to reduced volume sales related to the effect of various economic trends on our customers and the end users of our products and less favorable weather conditions, partially offset by higher average sales prices of approximately 2.5%, and additional volume sales resulting from acquisitions completed in 2007 and to-date in 2008 and hurricane activity in July and September 2008.

         Cost of Sales (Excluding Depreciation):    Cost of sales (excluding depreciation) increased $2.7 million from the nine months ended September 30, 2007 to the nine months ended September 30, 2008. This increase in cost of sales is primarily due to significant increases in the price of fuel, moderate increases in the prices of plastic bags and electricity related to higher market prices for energy and additional fixed costs associated with acquired operations. Partially offsetting these increases was the effect of reduced volume sales on labor and other costs.

        Labor costs, including associated payroll taxes and benefit costs (including health insurance), accounted for approximately 23% of revenues in the nine months ended September 30, 2008 and 2007. Cost of plastic bags represented approximately 7% of revenues in the nine months ended September 30, 2008 and 2007. Fuel expenses represented approximately 6% and 4% of revenues in the nine months ended September 30, 2008 and 2007, respectively. Expenses for independent third party distribution services represented approximately 6% of revenues in the nine months ended September 30, 2008 and 2007. Electricity expense represented approximately 6% and 5% of revenues in the nine months ended September 30, 2008 and 2007.

         Depreciation Expense Related to Cost of Sales:    Depreciation expense related to cost of sales increased $0.9 million due to new production and distribution equipment placed in service in 2007 and 2008 as a result of capital expenditures and the acquisition of ice companies, partially offset by dispositions.

         Operating Expenses:    Operating expenses increased $2.8 million from the nine months ended September 30, 2007 to the nine months ended September 30, 2008. This increase is primarily due to a $0.7 million increase in labor and benefits, a $1.3 million increase in professional services, a $0.2 million increase in insurance costs, a $0.1 million increase in bad debt expense and a $0.1 million increase in ad valorem taxes. The increase in labor costs is related to annual wage increases, increased headcount due to acquisitions and the hiring of a new chief executive officer in June 2008 and a new chief operating officer in September 2008. The increase in professional service expenses was the result of $0.2 million of costs related to a potential acquisition that was not completed, $0.4 million in fees to an executive search firm related to the hiring of our new chief executive and chief operating officers and $0.4 million for other accounting, legal and consulting services.

         Depreciation and Amortization Expense:    Depreciation and amortization increased $0.4 million from the nine months ended September 30, 2007 to the nine months ended September 30, 2008. This increase is primarily due to additional amortization expense associated with the intangible assets recorded in connection with the acquisitions completed in 2007 and the nine months ended September 30, 2008.

         Impairment of Assets:    Due to the significant decline in the value of our common stock during 2008, an evaluation of our goodwill and trade name was performed as of September 30, 2008 in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". Based on a market value approach, an impairment of $149.7 million was recorded to reduce the carrying value of our goodwill to its fair value.

        During the three months ended September 30, 2008, we reviewed a parcel of real estate as a result of the pending sale of the property in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". As a result of this review, an impairment charge of $0.2 million was recorded during the three months ended September 30, 2008.

         Cost of Antitrust Investigations and Related Litigation:    During the nine months ended September 30, 2008, legal fees and other expenses totaling $11.9 million were incurred in connection with the antitrust investigations being conducted by the Antitrust Division of the United States Department of Justice and various state attorneys general and the related litigation.

         Transaction Costs Related to Merger Agreement:    During the nine months ended September 30, 2008, professional service expenses totaling $0.9 million were incurred in connection with the termination of the transaction with GSO and the related stockholder litigation. During the nine months ended September 30, 2007, expenses totaling $2.0 million were incurred in connection with the potential merger transaction with GSO.

         Gain on Property Insurance Settlement:    During the nine months ended September 30, 2008, a property insurance claim related to fire damage at one our manufacturing facilities was settled, which resulted in a gain of $1.0 million.

         Interest Expense, net:    Net interest expense decreased $0.1 million from the nine months ended September 30, 2007 to the nine months ended September 30, 2008. This decrease was primarily due to lower interest rates on the revolving credit facility and the unhedged portion of our term loan, offset by scheduled increases in the non-cash interest expense associated with our 10 1/2% senior discount notes.

         Gain on Termination of Merger Agreement:    During the nine months ended September 30, 2008, the merger agreement with affiliates of GSO was terminated, which resulted in a $21 million termination fee being paid by GSO. Offsetting this fee was $4 million of fees and expenses incurred by GSO and its third-party consultants in connection with the transaction that we agreed to pay. We received a net payment of $17 million from GSO on February 5, 2008.

Liquidity and Capital Resources

        We intend to fund our ongoing capital and working capital requirements as well as debt service, including our internal growth and acquisitions, through a combination of cash flows from operations and borrowings under our credit facilities.

        We generate cash from the sale of packaged ice through traditional delivery methods, by which we manufacture, package and store ice at a central facility and transport it to our customers' retail locations when needed, and through Ice Factories, which manufacture, package and store ice in our customers' retail locations. Our primary uses of cash are (a) cost of sales, (b) operating expenses, (c) debt service, (d) dividends on our common stock, if any, (e) capital expenditures related to replacing and modernizing the capital equipment in our traditional ice plants and acquiring and installing additional Ice Factories and (f) acquisitions. On September 15, 2008, we announced that were suspending the payment of quarterly cash dividends indefinitely. We may also be required to use substantial amounts of cash to pay expenses relating to the ongoing investigations by the Antitrust Division of the United States Department of Justice and various state attorneys general and related litigation. See Part II, Item 1. Legal Proceedings. Historically, we have financed our capital and working capital requirements, including our acquisitions, through a combination of cash flows from operations, borrowings under our revolving credit facilities and operating leases.

        Our ability to generate cash from our operations is subject to weather, general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. As a result, we cannot assure you that our business will generate cash flow from operations in amounts sufficient to enable us to service our debt and to fund our other liquidity needs. If we do not have sufficient liquidity, we will have to take actions such as reducing or delaying investments, capital expenditures or acquisitions. We may also have to consider joint ventures, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We cannot assure you that any of these remedies could, if necessary, be affected on commercially reasonable terms, or at all. In addition, the terms of existing or future debt instruments, including the terms of the credit agreement governing our credit facilities and the indenture governing our senior discount notes, may restrict us from adopting some of these alternatives.

        During the nine months ended September 30, 2008, capital expenditures totaled $15.4 million. As we have consolidated acquisitions into the existing company infrastructure, we have identified non-core and excess assets which can be disposed of. From time to time, we also dispose of other assets which are no longer useful in our operations. As a result of dispositions of these non-core and excess assets, we realized proceeds of approximately $1.7 million in the nine months ended September 30, 2008. As a result, our net capital expenditures in the nine months ended September 30, 2008 were $13.7 million.

        We sold our bottled water business and substantially all of our cold storage business on August 31, 2007 and September 7, 2007, respectively, for total gross cash proceeds of $20.3 million. These businesses comprised substantially all of our non-ice business. Our credit facilities require that the net proceeds from the sale of the discontinued operations be used either to repay our outstanding term loan or to make acquisitions and/or capital expenditures within twelve months of the receipt of such proceeds. Accordingly, the remaining, unutilized net proceeds from the sale was reported as "Restricted Cash and Cash Equivalents" in the consolidated balance sheet. Prior to the twelve month anniversary of the receipt of such proceeds, all such proceeds were utilized to make acquisitions and/or capital expenditures.

        In the nine months ended September 30, 2008, we completed the acquisitions of seven ice companies for a total cash purchase price of approximately $4.0 million, including direct acquisition costs of $0.1 million. We will continue to evaluate acquisition opportunities as part of our ongoing acquisition strategy.

Cash Flows for the Nine Months Ended September 30, 2008 and 2007

        Net cash provided by operating activities was $43.6 million and $46.3 million during the nine months ended September 30, 2008 and 2007, respectively. The decrease in cash provided by operating activities of $2.7 million was primarily the result of a $2.9 million decrease in income from continuing operations (excluding the after-tax effect of the non-cash goodwill impairment charge).

        Net cash provided by investing activities was $1.1 million in the nine months ended September 30, 2008 versus net cash used in investing activities of $43.0 million in the nine months ended September 30, 2007. The increase in cash provided by investing activities of $44.1 million is primarily due to (i) a $17.9 million reduction in the cost of acquisitions of ice companies, (ii) a $8.0 million reduction in net capital expenditures and (iii) the receipt of $1.5 million from our property insurer to settle a claim for fire damage that one our plants sustained in 2007 and (iv) a $16.6 million increase in cash flows associated with the use in 2008 of the proceeds from the sale of our bottled water and cold storage businesses sold in 2007. The net proceeds from the sale of those businesses in 2007 were $19.4 million. Our senior credit agreement required that the net proceeds from the sales be used either to repay term borrowings under the credit facility or to make acquisitions and/or capital expenditures within twelve months of the receipt of such proceeds. Until used, the proceeds were on deposit in a restricted account with the administrative agent under the senior credit facility. The amount of the net proceeds released from the restricted account during the nine months ended September 30, 2008 and 2007 was $17.3 million and $0.6 million, respectively.

        Financing activities used net cash of $28.0 million and $27.0 million in the nine months ended September 30, 2008 and 2007, respectively. This increase in cash used by financing activities of $1.0 million is primarily due to a $0.8 million increase in cash dividends paid to our common stockholders.

Long-term Debt and Other Obligations

         Overview.    At September 30, 2008, we had approximately $389.2 million of total debt outstanding as follows:

  •
  $149.2 million of Reddy Holdings' 10 1/2% senior discount notes due 2012 (net of unamortized discount of $1.3 million);

  •
  $240.0 million of outstanding term loans under our credit facilities which mature on August 12, 2012.

         Senior Discount Notes.    On October 27, 2004, Reddy Holdings issued $151.0 million in aggregate principal amount at maturity of 10 1/2% senior discount notes due 2012 in a private placement offering. Each senior discount note had an initial accreted value of $663.33 per $1,000 principal amount at maturity. The accreted value of each senior discount note increased from the date of issuance until November 1, 2008 at a rate of 10 1/2% per annum such that the accreted value equaled the stated principal amount at maturity on November 1, 2008. Thereafter, cash interest accrues and will be payable semi-annually at a rate of 10 1/2% per annum. The senior discount notes are unsecured obligations of Reddy Holdings and are:

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

        The senior discount notes include customary covenants that restrict, among other things, the ability to incur additional debt or issue certain preferred stock, pay dividends or redeem, repurchase or retire our capital stock or subordinated indebtedness, make certain investments, incur liens, enter into arrangements that restrict dividends from our subsidiary, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. From and after November 1, 2008, we may redeem any or all of the senior discount notes by paying a redemption premium which is initially 5.25% of the principal amount at maturity of the senior discount notes, and will decline annually to zero commencing on November 1, 2010. If we experience a change of control we will be required to make an offer to repurchase the senior discount notes at a price equal to 101% of their accreted value, plus accrued and unpaid interest, if any, to the date of purchase. We may also be required to make an offer to purchase the senior discount notes with proceeds of asset sales that are not reinvested in our business or used to repay other indebtedness. We registered the senior discount notes with the SEC pursuant to a registration statement that was declared effective on August 26, 2005.

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

        At September 30, 2008, we had $53.5 million of availability under the revolving credit facility, which was net of an outstanding standby letters of credit of $6.5 million. The standby letters of credit are used primarily to secure certain insurance obligations. Lehman Commercial Paper, Inc. ("LCP") has a $10 million commitment under the revolving credit facility, all of which is unfunded. LCP filed for bankruptcy in October 2008 and we understand that LCP has failed to fund on other revolving credit facilities subsequent to filing for bankruptcy. As a result, we believe LCP will likely not perform under the terms of the facility, which would effectively reduce the amount available to us under the revolving credit facility by $10 million. At this time, we do not anticipate any significant changes in our standby letters of credit until late in the fourth quarter of 2008, at which time a portion of the collateral related to earlier policy years is expected to be released.

        Principal balances outstanding under the revolving credit facility bear interest per annum, at our option, at the sum of the base rate plus 0.75% or LIBOR plus 1.75%. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%. At September 30, 2008, the weighted average interest rate of borrowings outstanding under the credit facilities was 4.5%. Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the LIBOR loan exceeds 90 days. Reddy Corp. pays a quarterly fee on the average availability under the revolving credit facility based on an annual rate of 0.5% except as described below.

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

        Our credit facilities contain financial covenants, which include the maintenance of certain financial ratios, as defined in the credit facilities, and are collateralized by substantially all of Reddy Corp.'s assets. At September 30, 2008, Reddy Corp. was in compliance with these covenants. Reddy Holdings guarantees Reddy Corp.'s credit facilities and such guarantee is secured by a pledge of the capital stock of Reddy Corp.

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

        Reddy Corp. may also pay dividends to Reddy Holdings for certain other specified purposes, including the payment of cash dividends by Reddy Holdings to its stockholders and the payment of cash interest on our senior discount notes, in an amount not greater than our Cumulative Distributable Cash for the period (taken as one accounting period) from July 1, 2005 to the end of our most recently-ended fiscal quarter for which a covenant compliance certificate under our credit facilities has been delivered to the lenders. Such dividends may only be paid if Reddy Corp.'s leverage ratio for the most recently ended fiscal quarter is less than or equal to 3.75 to 1.0. In addition, the credit facilities preclude Reddy Corp. from declaring or paying such dividends if a default or event of default under the credit facilities has occurred and is continuing. In particular, it will be an event of default if Reddy Corp.'s leverage ratio exceeds 4.0 to 1.0 or Reddy Corp.'s interest coverage ratio is less than 3.25 to 1.0. If at the end of any fiscal quarter, Reddy Corp.'s leverage ratio is greater than 3.75 to 1.0, and therefore Reddy Corp. is not permitted to pay dividends, Reddy Corp. will be required by our credit facilities to apply 50% of Reddy Corp.'s Available Cash generated during each such quarter to make a mandatory prepayment of the loans under our credit facilities.

        At September 30, 2008 Reddy Holdings had $15.5 million of cash on hand that was not subject to restrictions under our credit facilities.

        "Cumulative Distributable Cash" is defined under our credit facilities as:

          (a)   $10,000,000, plus

          (b)   "Available Cash" for the period (taken as one accounting period) from July 1, 2005 to the end of our most recently-ended fiscal quarter for which a covenant compliance certificate under our credit facilities has been delivered to the lenders, plus

          (c)   the amount of any net cash proceeds received by Reddy Holdings from issuances of shares of Reddy Holdings capital stock after the closing of our initial public offering to the extent we have contributed such proceeds to Reddy Corp., less

          (d)   (i) the amount of payments made by Reddy Corp. to Reddy Holdings to fund dividend payments on, or repurchases of, Reddy Holdings capital stock or to pay cash interest expense on, or redeem or repurchase, Reddy Holdings' senior discount notes, and (ii) amounts used to make restricted investments, less

          (e)   to the extent occurring after the end of the most recently ended reference period and until taken into account in determining Available Cash for the fiscal quarter in which such event has occurred, (i) cash payments for acquisitions (except to the extent funded with indebtedness or proceeds of asset sales or casualty events) and (ii) mandatory repayment of loans under our credit facilities (other than under the revolving credit facility) during a dividend suspension period.

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

        The following table presents Adjusted EBITDA for the twelve month period ended September 30, 2008 on a pro forma basis after giving effect to the adjustments permitted under the description of the definition of Adjusted EBITDA set forth above. Adjusted EBITDA is different from EBITDA that is derived solely from GAAP components. Adjusted EBITDA should not be construed as an alternative to net income (loss), cash flows from operations or net cash from operating or investing activities as defined by GAAP, and it is not necessarily indicative of cash available to fund our cash needs as determined in accordance with GAAP. In addition, not all companies use identical calculations, and this presentation may not be comparable to similarly titled measures of other companies. A reconciliation of net income to EBITDA and Adjusted EBITDA follows the table.

Twelve Months Ended September 30, 2008
(in thousands)
Pro forma adjusted EBITDA	$73,679
Total leverage ratio	3.4:1.0
Interest coverage ratio	4.9:1.0

        The following table sets forth a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA:

Twelve Months Ended September 30, 2008
(in thousands)
Net income (loss)	$(117,287)
Depreciation expense related to cost of sales	20,704
Depreciation and amortization expense	6,594
Interest expense, net	30,368
Income tax benefit	(18,830)

EBITDA	(78,451)
Other non-cash charges:
Stock-based compensation expense	3,500
Loss on dispositions of assets	1,717
Impairment of assets	151,345
Gain on sale of discontinued operations	(7)
Gain on property insurance settlement	(1,036)
Reddy Ice Holdings items:
Cost of antitrust investigations and related litigation(a)	11,927
Transaction costs related to merger agreement(a)	1,423
Gain on termination of merger agreement(a)	(17,000)

Adjusted EBITDA	$73,418

Disposition adjustments(b)	24

Adjusted EBITDA from continuing operations	73,442
Acquisition adjustments(c)	236
Elimination of lease expense(d)	1

Pro forma adjusted EBITDA	$73,679

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

    (c)
    Represents the incremental Adjusted EBITDA of acquired businesses as if each acquisition had been consummated on the first day of the period presented. All acquisitions included herein were consummated on or before September 30, 2008.

    (d)
    Represents the elimination of lease expense on a manufacturing facility purchased in the fourth quarter of 2007, as if the purchase had been consummated on the first day of the period presented.

Interest Rate Hedging Agreement

        Effective September 12, 2005, we entered into an interest rate hedging agreement (the "Hedge") to fix the interest rate on a portion of our term loan facility. The Hedge has a term of three years and ten months and an initial notional balance of $220 million. The notional balance decreases by $20 million on October 12 of each of the following three years, beginning on October 12, 2006. As of September 30, 2008, the notional balance was $180 million. We pay a fixed rate of 4.431% on the notional balance outstanding and receive an amount equal to 3-month LIBOR. Any net payable or receivable amount is settled quarterly. If we had been required to settle the Hedge as of September 30, 2008, we would have paid $1.4 million. In accordance with hedge accounting rules, the fair value of the Hedge is included in the caption "Deferred Taxes and Other Liabilities, net" in the consolidated balance sheet. Changes in the fair value of the Hedge are recorded as "Other Comprehensive Loss" in the consolidated statement of stockholders' equity. No gain or loss was recognized in any period presented in the consolidated statement of operations. We are exposed to risk of loss in the event of non-performance by the counterparty to the Hedge. We do not anticipate non-performance by the counterparty, however recent dislocations in the credit markets have resulted in greater uncertainty regarding counterparty performance.

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

        We estimate that our capital expenditures for 2008 will be approximately $17 million to $19 million, which will primarily be used to maintain and expand our traditional ice operations. There can be no assurance that our capital expenditures will not exceed this estimate. In the normal course of our business, we dispose of obsolete, worn-out and unneeded assets. As a result of dispositions of excess assets, we estimate that we will generate proceeds of approximately $2 million to $4 million in 2008 for net capital expenditures of approximately $13 million to $17 million. The net proceeds from the sale of our bottled water and cold storage businesses in 2007 were restricted pursuant to the terms our credit facilities for the purposes of repayment of term loans, acquisitions or capital expenditures. Prior to the twelve month anniversary of the receipt of such proceeds, all such proceeds were utilized to make acquisitions and/or capital expenditures in order to maximize Available Cash under our credit facilities.

        As of November 4, 2008, we had approximately $14.6 million of cash on hand at Reddy Holdings, approximately $25.2 million of cash at Reddy Corp. and approximately $43.5 million of availability under our revolving credit facility, which reflected outstanding standby letters of credit of $6.5 million and a $10 million reduction based on the likely non-performance by LCP of its commitment under our revolving credit facility. Based on our expected level of operations, we believe that cash flows from operations, together with available borrowings under our revolving credit facility and cash balances currently on hand, will be adequate to meet our future liquidity needs for at least the next twelve months.

        As noted previously, we record the majority of our sales and profits during the months of May through September and the majority of the cash generated from those operations is received in July through November. As of November 4, 2008, we have repaid all amounts borrowed under our revolving credit facility in the spring, have paid dividends on our common stock through June 2008, funded capital expenditures and debt service and have built up cash balances. We expect our cash balances to continue to increase through the end of 2008. As noted earlier in the discussion of our senior discount notes (see "—Senior Discount Notes"), interest expense on those notes becomes payable in cash on a semi-annually basis beginning May 1, 2009. The annual cash obligation for this interest is $15.8 million. Expenses in connection with the antitrust investigations and related litigation may require the use of cash on hand at Reddy Holdings or borrowings under our revolving credit facility. We are evaluating our insurance coverage with regards to these costs and are working to maximize any potential reimbursements.

        Through November 4, 2008, we have completed seven acquisitions with an aggregate acquisition cost of approximately $4.0 million. We are continuing to evaluate acquisition opportunities as part of our ongoing acquisition strategy. If we were to complete additional acquisitions, additional borrowings under our revolving credit facility may be required.

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

        On September 14, 2007, the FASB reached consensus on EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards". EITF No. 06-11 requires that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF No. 06-11 is effective for fiscal years beginning on or after December 15, 2007. Adoption of this standard on January 1, 2008 had no impact on our results of operations and financial position.

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

        In September 2008, the FASB issued FSP No. EITF 06-3-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities". This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS") under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, "Earnings per Share". FSP No. EITF 06-3-1 is effective for fiscal years beginning on or after December 15, 2008. All prior period EPS data presented after adoption is to be adjusted retrospectively to conform with the provisions of FSP No. EITF 06-3-1. Adoption of this standard is not expected to have any impact on our results of operations or financial position.

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

        As of September 30, 2008, our credit facilities had an outstanding principal balance of $240.0 million at a weighted average interest rate of 4.5% per annum. At September 30, 2008, the 30-day LIBOR rate was 7.0%. Including the effect of the Hedge, the weighted average interest rate of balances outstanding under the credit facilities was 5.8%. If LIBOR were to increase by 1% from that level, the annual increase in interest expense, given our principal balances at September 30, 2008 and the effect of the Hedge, would be approximately $0.6 million.

Item 4.    Controls and Procedures

        The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008 to ensure that information relating to us and our consolidated subsidiary required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure. It should be noted, however, that the design of any system of controls is limited in its ability to detect errors, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

  Antitrust Matters

        In March 2008, we and certain of our employees, including members of our management, received subpoenas issued by a federal grand jury in the Eastern District of Michigan seeking documents and information in connection with an investigation by the Antitrust Division of the United States Department of Justice ("DOJ") into possible antitrust violations in the packaged ice industry. In addition, on March 5, 2008, federal officials executed a search warrant at our corporate office in Dallas, Texas. On August 28, 2008, we received a second subpoena for documents from the federal grand jury sitting in the Eastern District of Michigan. The search warrant and subpoenas we and our employees received are part of a broader industry inquiry by the DOJ; at least one other packaged ice manufacturer has also received such a subpoena, and The Home City Ice Company has entered a guilty plea regarding a conspiracy to allocate customers and territories in southeastern Michigan and the Detroit, Michigan metropolitan area.

        On March 25, 2008, we were served by the Office of the Attorney General of the State of Florida with an antitrust civil investigative demand (the "Florida CID") requesting the production of documents and information relating to an investigation of agreements in restraint of trade and/or price-fixing with respect to the pricing or market allocation of packaged ice. On September 11, 2008, we received a civil investigative demand from the Office of the Attorney General of the State of Arizona (the "Arizona CID"). All of the documents and information requested by the Arizona CID are included in the Florida CID and the Arizona CID states that it will be satisfied by the production of information which has been and will be provided to Florida in response to the Florida CID. We have been advised that the Florida CID and the Arizona CID were issued as part of a multi-state antitrust investigation of the packaged ice industry and that the Attorneys General of 19 states and the District of Columbia are participating in the multi-state investigation. We believe the states' investigation is related to the ongoing investigation of the packaged ice industry by the Antitrust Division of the DOJ. We may in the future receive additional civil investigative demands or similar information requests from other states participating in the multi-state investigation or conducting their own investigations.

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

        Following the announcement that the DOJ's Antitrust Division had instituted an investigation of the packaged ice industry, a number of lawsuits, including putative class action lawsuits, have been instituted in various federal courts in multiple jurisdictions alleging violations of the federal antitrust laws and related claims and seeking damages and injunctive relief. On September 5, 2008, the Judicial Panel on Multidistrict Litigation issued an Order that the majority of the civil actions then pending in federal courts be transferred and consolidated for pretrial proceedings in the United States District Court for the Eastern District of Michigan. Since that time, additional cases have been ordered transferred to that court and we anticipate that the remaining putative class actions pending in federal courts will also be transferred to that court for consolidated pretrial proceedings. Plaintiffs in several of the actions have agreed to extend our deadline to respond to the subject complaints until 45 days after the filing of a consolidated amended complaint in the multidistrict proceedings. We and the other defendants are attempting to obtain similar extensions from plaintiffs in the remaining actions. Motions and responses have been filed by various plaintiffs requesting a status conference or, in the alternative, a briefing schedule relating to appointment of interim class counsel and liaison counsel. Those motions are pending. No scheduling order has been entered by the Court and no date has been set for us to respond to the claims asserted by the plaintiffs in the multidistrict proceedings.

        In addition to the putative class action lawsuits filed in federal court, at least one putative class action lawsuit has been filed in state court, alleging violations of state antitrust laws and related claims and seeking damages and injunctive relief. On August 27, 2008, a hearing was held on the motion to stay filed by the defendants in the case pending in Kansas state court. On October 1, 2008, that motion was denied and the Court ordered the defendants to respond to the plaintiff's petition on November 1, 2008. Defendants have also been served with written discovery requests by the plaintiff. At least one direct action lawsuit has been filed in federal court alleging, among other things, violations of the federal antitrust laws and related claims and seeking damages. We intend to vigorously defend the pending lawsuits. At this time, we are unable to predict the outcome of these lawsuits or any potential effect they may have on us or our operations.

  SEC Inquiry

        On or about October 21, 2008, we received notice that the Securities and Exchange Commission has initiated an informal inquiry into matters that are the subject of the ongoing investigation by the special committee of our Board of Directors. We intend to cooperate with the informal inquiry.

  Stockholder Litigation

  Antitrust Matters

        Beginning on August 8, 2008, three purported class action complaints have been filed in the United States District Court for the Eastern District of Michigan asserting claims under the federal securities laws against us and certain of our current or former senior officers. The complaints, which are substantially similar, allege that the defendants misrepresented and failed to disclose the existence of, and our alleged participation in, an alleged antitrust conspiracy in the packaged ice industry. The complaints purports to assert claims on behalf of various different alleged classes of purchasers of our common stock. Two motions for consolidation of the three actions and for appointment of lead plaintiff and lead plaintiff's counsel were filed on October 7, 2008. Thereafter, one of the two proposed lead plaintiffs withdrew his motion. We intend to vigorously defend these lawsuits.

        A stockholder derivative action was filed on our behalf on October 16, 2008 in the 68th Judicial District Court of Dallas County, Texas, Cause No. 08-13141 naming as defendants, among others, the members of our board of directors and certain of our current and former officers. The asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement and seeks damages, equitable relief, attorney fees and costs. Defendants' response to the Petition is due on December 8, 2008. We and the other defendants intend to defend ourselves vigorously in this lawsuit.

  Matters Relating to the Terminated GSO Merger

        On July 3, 2007, a stockholder derivative complaint was filed on our behalf in the 199th Judicial District Court of Collin County, Texas, Cause No. 199-02240-07, naming as defendants, among others, the members of our board of directors and GSO. We were also named as a nominal defendant. On August 9, 2007, the complaint was amended by the plaintiff, purporting to state a class action claim on behalf of our stockholders. The amended complaint alleged, among other things, that our directors breached their fiduciary duties in connection with the proposed merger transaction between us and affiliates of GSO by approving a transaction that would purportedly provide certain of our stockholders and directors with preferential treatment at the expense of our other stockholders and would not maximize stockholder value. A second amended complaint was filed on September 10, 2007 containing similar allegations and also setting forth various alleged omissions from the disclosures provided by us in our preliminary proxy statement relating to the special meeting of our stockholders to adopt the merger agreement. All defendants have served answers to the second amended complaint.

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

Our common stock could be delisted from the New York Stock Exchange.

        The continued listing standards of the New York Stock Exchange (the "NYSE") require us to maintain, among other things, a market capitalization or stockholders equity above a specified threshold. As a result of the decline in our stock price and the reduction in our stockholders' equity resulting from the impairment of our goodwill as of September 30, 2008, we may be notified by the NYSE that we are not in compliance with their continued listing standards. Under applicable NYSE procedures, we would have 45 days from the receipt of the notice to submit a plan to the NYSE to demonstrate our ability to achieve compliance with the continuing listing standards within 18 months. To the extent we cannot meet the applicable standards during the required period, our stock could become delisted. We cannot assure you that we will be able to maintain our listing with the NYSE, or list on an alternate stock exchange in the event our common stock is delisted by the NYSE. A delisting of our common stock could materially and adversely affect, among other things, the liquidity and market price of our common stock; the number of investors willing to hold or acquire our common stock; and our access to capital markets to raise capital in the future.

Even if our board of directors desires to declare and pay dividends, we might not have cash in the future to pay dividends in the intended amounts or at all.

        Our ability to pay dividends, and our board of directors' determination to declare any future dividends, will depend on numerous factors, including the following:

  •
  the state of our business, competition and changes in our industry;

  •
  changes in the factors, assumptions and other considerations made by our board of directors in reviewing and revising whether to declare any future dividends;

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

        Our actual cash available to pay dividends may not equal or exceed the amount necessary to pay dividends at any time. Over time, our capital and other cash needs will invariably be subject to uncertainties, which could affect whether we pay dividends and the level of any dividends we may pay in the future. In addition, to the extent that we would seek to raise additional cash from additional debt incurrence or equity security issuances, we cannot assure you that such financing will be available on reasonable terms or at all. Each of the factors listed above could negatively affect our ability to pay any future dividends.

Litigation and investigations pending against us could materially impact our business and results of operations.

        We are currently a party to various legal proceedings, claims, disputes, litigation and investigations. In particular, the Antitrust Division of the United States Department of Justice ("DOJ") is currently conducting an investigation into possible antitrust violations in the packaged ice industry. In addition, various state attorneys general are conducting a coordinated civil investigation into possible antitrust violations in the packaged ice industry. Numerous putative class actions have also been filed against us, certain of our current and former directors and officers and other packaged ice producers alleging violations of federal and state antitrust laws and related claims, violations of securities laws and derivative claims against our directors and officers. A special committee of our board of directors is conducting an internal investigation of these matters. Investigating these matters and responding to the government investigations and related litigation will involve substantial expense to us, which could have a material adverse impact on our financial position and our results of operations. In addition, our financial results could be materially and adversely impacted by unfavorable outcomes in any of these or other pending or future litigation or investigations. Our ability to pay dividends and comply with the covenants in our debt agreements may also be adversely affected by the costs of such investigations and litigation as well as any unfavorable outcomes in these or other pending or future litigation or investigations. There can be no assurances as to the outcome of any litigation or investigation and the outcome of any such litigation, investigations and other claims are subject to inherent uncertainties. There exists the possibility of a material adverse impact on our financial position and our results of operations for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

If we are unable to attract and retain senior executives and other qualified employees, our business could be adversely affected.

        Our success depends in part on our ability to attract, hire, train and retain qualified managerial, sales and marketing personnel. Competition for these types of personnel is high. Our success also depends to a significant extent on the continued service and performance of our management team and, in particular, our senior management. We may be unsuccessful in attracting and retaining the personnel we require to conduct our operations successfully. Although we successfully completed our searches for a new Chief Executive Officer in June 2008 and a new Chief Operating Officer in September 2008, we cannot assure you that we will be successful in attracting suitable candidates for other positions that are or may need to be filled. In particular, uncertainty related to the ongoing antitrust investigations and related litigation may make attracting qualified personnel more difficult and may make it more difficult to retain our existing management team. In addition, we do not carry "key man" life insurance. Our inability to successfully attract and retain qualified personnel or the loss of any member of our management team could impair our ability to execute our business plan.

Our acquisitions may not be successfully integrated and could cause unexpected financial or operational difficulties; failure to make acquisitions may limit our growth.

        From 2005 to November 4, 2008, we completed a total of 39 acquisitions. We anticipate that we will, from time to time, selectively acquire additional businesses, assets or securities of companies that we believe would provide a strategic fit with our business. Acquisitions are accompanied by risks, such as potential exposure to unknown liabilities of acquired companies and the possible loss of key employees and customers of the acquired business. Further, acquisitions are subject to risks associated with the difficulty and expense of integrating the operations and personnel of the acquired companies, the potential disruption to our business and the diversion of management time and attention, any of which could increase the costs of operating our business, negate the expected benefits of the acquisitions or result in the loss of customers.

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

        See Index to Exhibits on page 50.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDDY ICE HOLDINGS, INC.
Date: November 7, 2008	By:	/s/ GILBERT M. CASSAGNE
Gilbert M. Cassagne Chief Executive Officer
Date: November 7, 2008	By:	/s/ STEVEN J. JANUSEK
Steven J. Janusek Chief Financial and Accounting Officer

 INDEX TO EXHIBITS

Exhibit No.	Description
31.1†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Section 1350 Certification of Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Section 1350 Certification of Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Filed herewith.

QuickLinks

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2008
TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
REDDY ICE HOLDINGS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
REDDY ICE HOLDINGS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
REDDY ICE HOLDINGS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
REDDY ICE HOLDINGS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
REDDY ICE HOLDINGS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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