Form 10-K
period 2008-12-31
REDDY ICE HOLDINGS INC
filed 2009-03-11
CIK 1268984

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-32596

REDDY ICE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	56-2381368 (IRS Employer Identification No.)
8750 North Central Expressway, Suite 1800 DALLAS, TEXAS (Address of principal executive offices)	75231 (Zip Code)

(214) 526-6740
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.
(Title of Class)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of common stock held by non-affiliates as of June 30, 2008 was approximately $301.4 million, using the closing price per share of $13.68, as reported on the New York Stock Exchange as of such date.

         The number of shares of registrant's common stock outstanding as of March 6, 2009 was 22,114,116.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates certain information by reference to the Proxy Statement for the
2009 Annual Meeting of Stockholders

 REDDY ICE HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

UNCERTAINTY OF FORWARD LOOKING STATEMENTS AND INFORMATION

        Other than statements of historical facts, statements made in this Form 10-K, statements made by us in periodic press releases, oral statements made by our management to analysts and stockholders and statements made in the course of presentations about our company constitute "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. We believe the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. These forward- looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. Factors you should consider that could cause these differences are:

  •
  general economic trends and seasonality;

  •
  weather conditions;

  •
  the ability of our subsidiary to make distributions to us in amounts sufficient to service our debt and pay our taxes;

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

PART I

ITEM 1.    Business

BUSINESS

Overview

        We are the largest manufacturer and distributor of packaged ice in the United States based on published data from our largest competitor and market research we have commissioned. We serve a variety of customers in 31 states and the District of Columbia under the Reddy Ice® brand name. Our principal product is ice packaged in seven to fifty pound bags, which we sell to a highly diversified customer base, including supermarkets, mass merchants and convenience stores. For the year ended December 31, 2008, we sold approximately 1.8 million tons of ice. Our products are primarily sold throughout the southern United States (the "Sun Belt"), one of the most attractive regions in the country for packaged ice sales due to warm weather, extended peak selling seasons and favorable population growth patterns. Population growth is one of the primary drivers for growth in demand for packaged ice and we operate in many metropolitan areas in the United States that have historically experienced the above average growth. In addition, our broad geographic reach helps reduce the impact of cool or rainy weather in any particular region, although adverse weather patterns that extend across multiple regions can have a significant impact on our business. No other manufacturer and distributor of packaged ice in the United States has the geographic presence, infrastructure or capacity necessary to meet the multi-state demands of customers in our markets.

        Our business is characterized by relatively consistent annual customer demand, attractive margins and modest annual capital requirements. However, based upon recent experience, retail demand for packaged ice is impacted by adverse economic conditions, including decreased recreational and construction activity. For the year ended December 31, 2008, we had revenues of $329.3 million.

        We market our ice products to satisfy a broad range of customers, primarily under the Reddy Ice brand name. We produce ice in cube, half-moon, cylindrical and crushed forms (collectively referred to as "cubed ice") as well as block forms. Our primary ice product is cubed ice packaged in ten pound bags, which we sell principally to convenience stores and supermarkets. We also sell significant amounts of small (seven pounds) and medium (16 to 20 pounds) bags of cubed ice and ten-pound block bags to the same convenience stores and supermarkets. We sell cubed ice in assorted bag sizes ranging from 16 to 50 pounds to restaurants, bars, stadiums, vendors and caterers and block ice in 10-, 25- and 300-pound sizes to our commercial, agricultural and industrial customers. The majority of our sales are direct to supermarket chains, convenience stores, mass merchants and other commercial customers. In addition, a portion of our products is sold through distributors who deliver ice to our customers on our behalf and who resell ice to their own customers.

        We have built a strong customer base by providing a high level of service and quality at competitive prices utilizing our extensive network of ice manufacturing plants and distribution centers. We have a diverse customer base and long-standing relationships with our customers across all major retail channels as evidenced by our high retention rates with prominent supermarkets, mass merchants and convenience stores such as Albertson's, Circle-K, ExxonMobil, Food Lion, Kroger, 7-Eleven and Wal-Mart. Our largest customer, Wal-Mart and Sam's Club on a combined basis, accounted for approximately 12% of our revenue in 2008 and 2007. Most of our major customers, including all of our top twenty retail ice customers in terms of revenues, have purchased ice from us and our predecessor companies for over a decade. Within our markets, we are generally the sole supplier of packaged ice to the majority of our top twenty retail ice customers. The percentage of our total revenues derived from and volume sold to national and regional convenience and grocery store chains has grown over the last several years as each of these retail channels has consolidated. We have benefited from supplying these national and regional retailers as many of these customers have grown at rates in excess of industry averages.

        At March 6, 2009, we owned or operated 58 ice manufacturing facilities, 67 distribution centers and approximately 3,100 Ice Factories, our proprietary equipment located in high volume locations that produces, packages and stores ice through an automated, self-contained process. As of the same date, we had an aggregate daily ice manufacturing capacity of approximately 18,000 tons.

Industry Overview

        We estimate that the annual wholesale market demand for packaged ice, including packaged ice resold through retail channels and packaged ice utilized in non-retail applications, is approximately $2.3 billion. This market is serviced by manufacturers such as ourselves, ice vendors and in-house production, primarily by small retail operations and, to a lesser extent, by large retailers. The packaged ice industry is highly fragmented and includes us, one other multi-regional operator, one multi-state operator and numerous local and regional companies of varying size and resources, with most ice manufacturers having annual revenues of less than $2 million.

        Traditional ice manufacturers produce and distribute packaged ice from a centrally located facility. As a result of high transportation costs, producers are typically limited to servicing customers within approximately 100 miles from the point of production, subject to fuel costs, route density and other factors. Packaged ice suppliers compete based primarily on service, quality and price, with success dependent upon prompt and reliable delivery during peak seasonal months, an efficient manufacturing and distribution system, high-density customer distribution routes within a region and high customer concentration in a market area. Each customer location typically carries one brand of ice provided by a single supplier.

        In addition to traditional manufacturing and distribution, the packaged ice market is served by a range of on-premises manufacturing solutions, including our automated Ice Factory system, ice vending machines and manufacturing and bagging operations within a store location.

        The packaged ice industry is highly seasonal, characterized by peak demand during the warmer months of May through September, with an extended peak selling season in the southern United States. We believe volume growth in the packaged ice industry generally tracks population growth, thus favoring geographic markets with faster population growth. Demand within each geographic market can also be affected by weather conditions, with cool or rainy weather negatively impacting ice purchases, as well as by macroeconomic factors, including changes in the level of recreational and construction activity.

Business Strategy

        Our business strategy is to invest in our business and drive profitability by:

        Enhancing Revenue Growth.    We believe there are opportunities to maintain and grow our revenues. We intend to capitalize on our long-standing customer relationships by growing with our large national and regional customers as they seek to increase their market penetration and consolidate the retail segments in which they operate. As the sole supplier in our regions to the majority of these customers, we are well positioned to share in our customers' growth. In addition, for certain customers for whom we are not the sole supplier, there is an opportunity to capture incremental volume as these customers continue to reduce their supplier base in order to achieve efficiencies across the supply chain. We are also exploring opportunities to serve new customers.

        We also believe there are opportunities for growth through the disciplined pursuit of acquisitions. The packaged ice industry continues to be highly fragmented. We will continue to evaluate and pursue strategic acquisitions, principally in existing or adjacent geographic markets, that enhance the density of our distribution routes, provide capacity rationalization opportunities, increase our market penetration in existing markets or expand our presence in contiguous markets. In the last three years, we acquired 37 businesses for purchase prices aggregating approximately $43.7 million, including direct acquisition costs of $1.0 million, and purchased leased manufacturing facilities for an aggregate purchase price of $0.8 million. As a result of our extensive acquisition experience, we completed the integration of each of these acquisitions with our operations, financial and management systems and customer service departments during the year in which the acquisition was consummated.

        Improving Operational Efficiency.    Plant operations and distribution expenses represent the largest portion of our annual expenses. We intend to reduce the cost of our manufacturing operations through a thorough review of our manufacturing processes, deployment of best practices throughout our manufacturing system and targeted investments in plant efficiency, including the use of automation technologies. In addition, we have identified several opportunities for continued facility consolidations. In the last eight years, we have consolidated our ice manufacturing and distribution facilities, reducing the total number of facilities (including all acquired facilities) from 153 to 125 at March 6, 2009. As we have reduced the number of facilities, we have increased our overall capacity by relocating equipment and investing in new equipment.

        We believe our distribution and logistics operations also offer significant opportunities for operational improvement. Certain of these improvements will require investments in labor and time saving equipment and distribution route optimization technologies. For example, in recent years, we have deployed handheld technology throughout our distribution fleet. Developments in handheld device technology and functionality now offer additional opportunities for further efficiency improvements.

        We are also pursuing opportunities to reduce costs through further centralization of certain administrative functions and the implementation of technology-based administrative process improvements.

        Growth from Technological Development.    We believe new technologies will have a significant impact on the packaged ice industry in the future. We have been a leader in the evolution of ice manufacturing technologies for many years, including the development of the Ice Factory, our proprietary in-store manufacturing, bagging and storage system. We intend to continue to invest in the development of our Ice Factory technology and the deployment of Ice Factories, as well as evaluate other forms of ice production delivery and service.

Ice Products

        Our ice operations consists of the traditional manufacture and delivery of ice from a central point of production to the point of sale as well as sales from The Ice Factory machines, our proprietary equipment located in high volume locations that produce, package and store ice through an automated, self-contained process. In 2008, traditional ice manufacturing and Ice Factory revenues accounted for approximately 91% and 9% of our revenues, respectively.

        We market our ice products to satisfy a broad range of customers, primarily under the Reddy Ice brand name. We produce our ice in cube, half-moon, cylindrical and crushed forms and also produce ice in block forms. Our primary ice product is cubed ice packaged in ten pound bags, which we sell principally to convenience stores and supermarkets. We also sell significant amounts of small (seven pounds) and medium (16 to 20 pounds) bags of cubed ice and ten-pound block bags to the same convenience stores and supermarkets. We sell cubed ice in assorted bag sizes ranging from 16 to 50 pounds to restaurants, bars, stadiums, vendors and caterers. In addition, we sell block ice in 10-, 25- and 300-pound sizes to commercial, agricultural and industrial customers. We continue to evaluate opportunities to broaden our product and service offerings through the introduction of new sizes of bagged cubed ice as well as new ice products.

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

        Traditional Distribution.    We produce and bag ice at centrally located manufacturing facilities and subsequently sell the product with several delivery alternatives. These delivery alternatives include (1) delivering packaged ice directly to the customers' retail locations and stocking our merchandisers, (2) delivering pallet quantities to retail locations where our customers' employees stock our merchandisers and (3) warehouse shipments of ice from our facilities to the facilities of our customers who choose to deliver ice to their retail locations through their own distribution network. Our products are delivered through our own distribution operation as well as by third-party distributors who transport and deliver the product to our customers. These distributors also purchase ice from us for resale to their own customers. To store ice inventory, we own or rent appropriate freezer space. We own, lease or rent up to 1,500 vehicles during the summer, our peak selling season.

        We currently serve numerous customer locations through traditional distribution methods, principally through the use of our company owned ice merchandisers that are installed at most of our customers' locations. Our size and scale provide us with an efficient production and distribution network by providing us with customer density, additional production capacity and dedicated distribution centers. The increased customer density has improved routing efficiencies and reduced our transportation costs, which represent our largest cost component. In addition, our production capacity in adjacent geographic markets has allowed us to avoid "out of ice" situations and related lost sales during peak periods.

        In 2008, traditional ice manufacturing and distribution accounted for approximately 91% of our revenues.

        Ice Factory.    The Ice Factory is our proprietary self-contained automated system placed at the customer's location that manufactures, bags and stores packaged ice. Each unit is built to our specifications and includes an ice maker, merchandiser and bagging machine. The unit is capable of producing and packaging approximately one to two tons of ice per day, depending on the configuration of the unit. The Ice Factory is most frequently used in high volume supermarkets and other commercial locations. The Ice Factory, when combined with traditional delivery methods, provides our customers with the flexibility to meet their specific supply requirements in a cost-efficient manner. Transportation costs, the most significant costs of traditional ice delivery, are eliminated by on-site production. As a result of these cost savings, we believe that The Ice Factory provides us with operating efficiencies in high volume locations compared to traditional ice delivery.

        Ice Factory locations are selected only after a thorough review and analysis of historical ice sales and the local competitive environment. Approximately 700 of our installed base of approximately 3,100 Ice Factories are operated and maintained by other ice suppliers outside of our primary territories under leases or management agreements with us. In 2008, Ice Factories accounted for approximately 9% of revenues.

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

        We have a diversified customer base. Our largest customer, Wal-Mart and Sam's Club on a combined basis, accounted for approximately 12% of our revenues in 2008, 2007 and 2006. Our other largest accounts include the supermarket chains Food Lion, HEB, Publix, Kroger and Albertson's. Our largest national accounts also include the national convenience and petroleum store chains Circle K, 7-Eleven and ExxonMobil and the regional convenience and petroleum store chains Valero/Diamond Shamrock, The Pantry and RaceTrac. In 2008, our sales, measured in terms of tons, were allocated to our retail channels as follows: 44% to supermarket and mass merchant chains, 28% to convenience and petroleum store chains, 13% to distributors and 15% to other channels. The percentage of our total volume measured in terms of tons sold to national and regional supermarket, mass merchant and convenience and petroleum store chains has grown from approximately 54% in 2002 to approximately 60% in 2008, due to consolidation within those retail channels.

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

Competition

        The traditional packaged ice industry is highly competitive and highly fragmented. In the United States, the traditional packaged ice industry includes us, one other multi-regional operator, one multi-state operator and numerous local and regional operators. Although our largest competitors generally do not serve customers in our primary markets, we do compete with numerous smaller local and regional companies of varying sizes and competitive resources. Most ice manufacturers have annual revenues of less than $2 million. In addition to the competition we face from traditional ice manufacturers, numerous convenience and grocery retailers operate commercial ice plants for internal use or manufacture and bag ice at their store locations. However, our ice products generally do not face competition within a particular store as almost all of our customers rely on a single supplier of packaged ice at each point of sale. From time to time, new competitors emerge to compete with us in various areas, including the technology and distribution methods included in The Ice Factory. More recently, competitors focused on selling and operating free-standing ice vending machines have appeared more prominently in the marketplace. These new competitors provide certain convenience and cost benefits relative to the traditional distribution model, however we believe that these new competitors, on their own, lack the full range of flexibility, service and support we can offer. We closely monitor industry developments and trends and the impact of competitors on our business.

        Competition in the packaged ice industry is based primarily on service, quality and price. To compete successfully, an ice manufacturer must be able to offer significant supply and distribution capacity on a seasonal basis while maintaining cost efficiency. We are the largest company in the packaged ice industry, serving customers in 31 states and the District of Columbia. Our large geographic footprint, manufacturing capacity and distribution infrastructure, including traditional ice delivery, warehouse delivery and The Ice Factory, give us the ability to service large retailers across multiple states and regions in a variety of ways. Because of these attributes, we are positioned to benefit from continued consolidation within our customer base and from increased reliance by national and regional customers on suppliers that serve multiple markets.

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

        Beginning in the fourth quarter of 2003, we have completed a total of fifty two acquisitions. Information regarding our acquisitions during this period is set forth in the table below.

Year	Acquisitions Completed	Aggregate Purchase Price (including direct acquisition costs)
2003	2	$67.4 million
2004	11	16.9 million
2005	2	0.9 million
2006	10	12.9 million
2007	20	26.8 million
2008	7	4.0 million

        We will continue to consider strategic acquisitions, principally in existing or adjacent geographic markets, that enhance the density of our distribution routes, provide capacity rationalization opportunities, increase our market penetration in existing markets or expand our presence in contiguous or new markets.

Dispositions

        During the third quarter of 2007, we sold our bottled water business and substantially all of our cold storage business. As a result, the results of operations for those businesses, including the gain on sale, has been presented as "Discontinued Operations" in the consolidated statements of operations for all periods presented.

        In recent years, as part of our strategy to make better use of our assets, we periodically evaluate and dispose of excess and non-core assets, including real estate and equipment. In 2008, 2007 and 2006, we realized $2.0 million, $1.2 million and $2.0 million, respectively, in proceeds from non-core assets disposed of, primarily through the sale of real estate. In 2008, 2007 and 2006, we recorded losses on the dispositions of assets in the amount of $1.9 million, $1.7 million and $1.1 million, respectively. In 2008, 2007 and 2006, impairments of $0.2, $1.4 million and $0.4 million, respectively, were recorded on four pieces of real estate. These amounts exclude the disposition of our bottled water and cold storage operations in 2007 and impairments associated with these operations.

Employees and Labor Relations

        At March 6, 2009, we directly employed approximately 1,400 company employees and retained approximately 600 additional employees through temporary employment agencies. Each year, during the second and third calendar quarters, our labor force increases to approximately 2,900 total employees due to seasonal increases in ice demand and during the first and fourth calendar quarters our labor force decreases to approximately 2,000 total employees due to seasonal decreases in ice demand. We direct and control the hiring process for substantially all of these seasonal employees, while using temporary employment agencies for payroll administration and risk management of workers' compensation insurance. We generally have not experienced any difficulty in meeting these seasonal employment needs. Labor costs, including the associated payroll taxes and benefit expenses, is our most significant expense item and were approximately 32% of our revenues for the year ended December 31, 2008. As of March 6, 2009, no employees were represented by a union or subject to a collective bargaining agreement. We have never experienced a work stoppage due to labor difficulties and we believe our relationship with our employees is good.

Raw Materials and Suppliers

        We have not experienced any material supply problems in the past with respect to our business.

        We use large quantities of plastic bags. The cost of bags was approximately 7% of our revenues in 2008. Historically, market prices for plastic bags have fluctuated in response to a number of factors, including changes in polyethylene prices, which are generally linked to natural gas and oil prices. The cost of plastic bags has been particularly volatile since 2005. Significant increases in the cost of plastic bags could have a material adverse effect on our business as we may not be able to pass this expense through to our customers.

        We entered into a five year supply contract with a new supplier to provide the majority of our bag needs beginning March 1, 2008. The contract requires a minimum purchase of 250 million bags per year. This new arrangement has provided cost benefits as compared to our historical relationships and we expect it will continue to do so. There are numerous plastic bag manufacturers throughout the United States with the capability of providing for our plastic bag needs. We currently purchase bags from several companies to ensure price competition.

        Electricity is a significant component of our manufacturing costs. The cost of electricity was approximately 6% of our revenues in 2008. Since 2002, our plants have been operating in both regulated and deregulated electricity markets. A significant number of our manufacturing facilities operate in regulated electricity markets and pay rates based on standard schedules for similar industrial facilities. With the assistance of an outside consultant and our own internal resources, we regularly monitor and review rate schedules, usage and other statistical data to ensure proper billing and identify additional cost control opportunities that may be available in these regulated markets. In deregulated electricity markets, we regularly evaluate market conditions and competing suppliers to obtain the best pricing available. Significant increases in electricity rates in both the regulated and deregulated markets in which we operate could have a material adverse effect on our results of operations as we may not be able to pass this expense through to our customers. Electric rate increases in 2008 increased our costs by approximately $1.6 million. We expect to see continued rate increases in 2009 as utilities continue to pass through the effects of increased oil and gas prices experienced in 2008.

        We also use large quantities of fuel in our distribution process. Numerous vendors throughout the United States provide the fuel for our vehicles. Fuel expenses in 2008 were approximately 5% of revenues. Market prices for fuel have fluctuated widely over the last several years. Significant increases in fuel prices could have a material adverse effect on our business as we may not be able to pass this expense through to our customers. During 2008, increases in the price of fuel resulted in approximately $4.8 million of additional costs. In February 2009, we entered into a hedging arrangement to lock the price of diesel for a substantial portion of our 2009 needs at current prices.

        We have relationships with approximately 120 third party ice distributors throughout our market area who deliver a portion of our products to our customers and sell our ice to their own customers. We have contractual relationships with substantially all of these distributors. Our contracts contain standard terms governing their relationship with us, including exclusivity and price. Distributors handled approximately 29% of our ice sales, measured in terms of tons, in 2008, either delivering the product to our customers for a delivery fee or reselling the ice to their own customers. Total costs related to these distribution services were approximately 6% of our revenues in 2008.

        We have relationships with approximately 40 third party co-packers who produce and deliver ice to customer locations that we cannot service ourselves. We maintain the customer relationship and handle all billings and collections.

Information Systems

        Internal information systems are critical to our ability to operate efficiently. We are able to monitor individual manufacturing plants and Ice Factory performance on a daily basis through automated and manual reporting systems. This information enables us to track detailed cost and profitability information, identify opportunities to redistribute traditional manufacturing capacity among markets, assess the cost-effectiveness of an Ice Factory at a particular location and analyze market sales trends. In addition, all of our accounting and financial reporting functions are integrated into a single accounting platform that is installed in all reporting locations and connected to our central facility in Dallas, Texas. This system facilitates centralized cash management, timely financial reporting, consistent reporting formats and inventory tracking. In 2005, we began implementing mobile technology with our delivery personnel to create and record sales transactions. By the end of 2006, we had completed implementation of the handheld technology at all of our locations and had begun the process of extending this mobile technology to our distributors. As of March 6, 2009, we have implemented handhelds on a majority of our distributor routes. We consider information systems and administrative functions to be important areas for further evaluation and investment.

Intellectual Property

        We regard The Ice Factory as proprietary and rely primarily on a combination of patents, nondisclosure and confidentiality agreements and other protection methods to secure and protect our intellectual property rights. We hold or have exclusive rights to several patents relating to The Ice Factory, including the bagging device and the overall assembly of the unit. The patents issued in the United States, Mexico and Canada relating to The Ice Factory expire at various dates from 2010 through 2026. We also hold or have exclusive rights to U.S. patent applications related to the Ice Factory. Any patents which may be issued on, from or as a result of the U.S. patent applications relating to the Ice Factory will most likely expire in 2026 or thereafter. However, these intellectual property rights are limited in scope and value and competitors with technology similar to The Ice Factory appear in the marketplace from time to time. We continue to develop improvements to the Ice Factory and intend to pursue additional intellectual property protection covering any improvements deemed strategic or otherwise significant.

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

        Recently, certain states, including states in the regions in which we operate, have begun implementing more stringent regulations regarding health and sanitation standards and more actively enforcing existing rules and regulations. We have supported such efforts and believe our facilities and quality standards will exceed any contemplated new regulation or enforcement standards.

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

        Our facilities use refrigerants such as ammonia and Freon in manufacturing and cold storage operations. We have implemented risk and safety management plans at our facilities, as required under applicable laws and regulations, based on the quantity of ammonia stored and/or used at these locations. We will continue to review our facilities on an ongoing basis, including recently acquired facilities, to evaluate the feasibility of reducing on-site ammonia storage through engineering controls or, where required, to implement or update such programs. Some of our facilities that use various Freon compounds may not be in compliance with applicable Freon refrigerant requirements, including leak detection and repair, recordkeeping or reporting. We have implemented ozone depleting substance compliance programs at all facilities that utilize these refrigerants. We will continue to identify facilities and to implement procedural or mechanical changes as necessary to comply with applicable laws and regulations. To date, maintaining compliance with and addressing violations under these and other environmental laws and regulations has not had a significant effect on our business, financial condition or results of operations. However, significant operating costs and capital expenditures could be incurred if additional or more stringent requirements are imposed in the future.

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

Seasonality

        The packaged ice business is highly seasonal, characterized by peak demand during the warmer months of May through September, with an extended peak selling season in the southern United States. Approximately 69%, 68%, 70%, 70% and 69% of our annual revenues occurred during the second and third calendar quarters in each of 2008, 2007, 2006, 2005 and 2004. For information on our revenues per quarter for each of 2008 and 2007, see Note 15 to our audited financial statements included under Item 8. As a result of seasonal revenue declines and a less than proportional decline in expenses during the first and fourth quarters, we typically experience lower margins resulting in losses during these periods. In addition, because our operating results depend significantly on sales during our peak season, our quarterly and annual results of operations may fluctuate significantly as a result of adverse weather during this peak selling period if the weather is unusually cool or rainy on a national or regional basis.

Other Events

        On March 10, 2009, we announced that William P. Brick, our Executive Chairman and the Chairman of our Board of Directors, is planning to retire after our annual meeting of shareholders, which is anticipated to be held in May 2009. Following his retirement as an employee of the Company, Mr. Brick will serve as a consultant for the remainder of 2009 and is expected to continue to serve as a member of our Board of Directors. Mr. Gilbert M. Cassagne, our Chief Executive Officer and President, is expected to be named as Chairman of the Board of Directors following the annual meeting of stockholders.

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

ITEM 1A.    Risk Factors

Risks Relating to Our Business

We have a substantial amount of indebtedness, which may reduce our cash flow and impede our ability to remain in compliance with debt covenants, make payments on our indebtedness, operate our business and pay dividends on our common stock.

        As of December 31, 2008, we had outstanding indebtedness of approximately $390.5 million, which represented approximately 100% of our total consolidated capitalization on a book basis. As of December 31, 2008, we also had availability of $53.5 million (net of standby letters of credit of approximately $6.5 million) under our revolving credit facility. Lehman Commercial Paper, Inc. has a $10 million commitment under the revolving credit facility. Because Lehman is in bankruptcy, we do not expect Lehman to perform under the terms of the credit facility, thereby reducing the effective availability under the credit facility to $43.5 million.

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

        Interest under our senior discount notes requires the payment of interest in cash semi-annually, beginning May 1, 2009. The annual cash obligation for this interest is $15.8 million. The payment of this interest could limit our ability to pay dividends, fund acquisitions or make capital expenditures. The principal source of cash to pay interest on our senior discount notes is cash flow generated by Reddy Corp. Our credit facilities prohibit Reddy Corp. from distributing funds to Reddy Holdings to pay cash interest on our senior discount notes if Reddy Corp.'s leverage ratio exceeds 3.75:1.00. If Reddy Corp. is prohibited from distributing funds to Reddy Holdings, we may default in our interest payment obligations on our senior discount notes.

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

        We are currently a party to various legal proceedings, claims, disputes, litigation and investigations. In particular, the Antitrust Division of the United States Department of Justice ("DOJ") is currently conducting an investigation into possible antitrust violations in the packaged ice industry. In addition, various state attorney generals and the Civil Fraud Division of the DOJ are conducting related civil investigations into possible antitrust violations in the packaged ice industry and the Securities and Exchange Commission has initiated an informal inquiry into the matters that are the subject of the DOJ and state investigations. Numerous putative class actions have also been filed against us, certain of our current and former directors and officers and other packaged ice producers alleging violations of federal and state antitrust laws and related claims, violations of securities laws and derivative claims against our directors and officers.

        A special committee of our board of directors is conducting an internal investigation of these matters. See Item 3. Investigating these matters and responding to the government investigations and related civil litigation will involve substantial expense to us, which could have a material adverse impact on our financial position and our results of operations. In addition, our financial results could be materially and adversely impacted by unfavorable outcomes in any of these or other pending or future litigation or investigations. Our ability to comply with the covenants in our debt agreements may also be adversely affected by the costs of such investigations and litigation as well as any unfavorable outcomes in these or other pending or future litigation or investigations. There can be no assurances as to the outcome of any litigation or investigation and the outcome of any such litigation, investigations and other claims are subject to inherent uncertainties. There exists the possibility of a material adverse impact on our financial position and our results of operations for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimatable.

The seasonal nature of the ice business results in losses and lower margins in the first and fourth quarters of the year.

        We experience significant seasonal fluctuations in our net sales and profitability. We make a disproportionate amount of our sales in the second and third calendar quarters when the weather is generally warmer, which results in an increased demand for ice. We also earn any net income during these same periods. As a result of seasonal revenue declines and the lack of a corresponding decrease in certain expenses, we experience net losses and materially lower profit margins during the first and fourth calendar quarters. Variations in demand could have a material adverse effect on the timing of our cash flows and therefore limit our ability to timely service our obligations with respect to our indebtedness and to pay dividends. In addition, because our operating results depend significantly on sales during the second and third calendar quarters, our results of operations may fluctuate significantly if the weather during these periods is cool or rainy.

Our revenues and sales volumes may be negatively impacted by macroeconomic factors outside of our control.

        We believe end users of our products use packaged ice in many applications, including recreational activities, the construction industry, agriculture and special events. In the past year various segments of the United States economy, including housing and construction and the credit markets, have deteriorated. Our revenues and sales volumes may decline as activity by commercial end users of our products declines. Weakness in the national economy combined with other factors including inflation, interest rate fluctuations, increases in fuel and other energy costs and healthcare costs and the availability of financing, including mortgages and consumer credit, may negatively impact consumer confidence and result in changes to consumer spending patterns. If consumer activities associated with the use of our products decline, our revenues and sales volumes may decline.

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

        From 2003 to 2008, we completed a total of 52 acquisitions. We anticipate that we will, from time to time, selectively acquire additional businesses, assets or securities of companies that we believe would provide a strategic fit with our business. Acquisitions are also accompanied by risks, such as potential exposure to unknown liabilities of acquired companies and the possible loss of key employees and customers of the acquired business. Further, acquisitions are subject to risks associated with the difficulty and expense of integrating the operations and personnel of the acquired companies, the potential disruption to our business and the diversion of management time and attention, any of which could increase the costs of operating our business, negate the expected benefits of the acquisitions or result in the loss of customers.

        We are continuing to evaluate acquisition opportunities as part of our ongoing acquisition strategy. These opportunities will be evaluated in light of the availability of capital resources, which may be constrained. A substantial portion of the historical growth in our business has been as a result of acquisitions. If the size and number of our future acquisitions decreases from our historical trend, our business may not grow as rapidly, or at all, as compared to historical periods.

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

        Our success depends in part on our ability to attract, hire, train and retain qualified managerial, sales and marketing personnel. Competition for these types of personnel is high. Our success also depends to a significant extent on the continued service and performance of our management team and, in particular, our senior management. We may be unsuccessful in attracting and retaining the personnel we require to conduct our operations successfully. Although we successfully completed our searches for a new Chief Executive Officer in June 2008 and a new Chief Operating Officer in September 2008, we cannot assure you that we will be successful in attracting suitable candidates for other positions that are or may need to be filled. In particular, uncertainty related to the ongoing antitrust investigations and related civil litigation may make attracting qualified personnel more difficult and may make it more difficult to retain our existing management team. In addition, we do not carry "key man" life insurance. Our inability to successfully attract and retain qualified personnel or the loss of any member of our management team could impair our ability to execute our business plan.

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

        As the sole major ice supplier using an on-site production and delivery system at our customers' retail locations, we have enjoyed a competitive advantage over our competitors. Our proprietary Ice Factory system is preferred by certain of our high volume customers to traditional ice delivery and gives us more flexibility during peak seasons. Competitors sometimes test machines similar to The Ice Factory. Other competitors in the ice vending segment are testing and deploying self-contained units to produce ice at the point of sale. Certain of these competitors have recently had limited success in our markets. If any of our competitors are successful with a significant rollout of any such system, we could lose business to these companies, which would result in decreased cash flows and results of operations.

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

        As of December 31, 2008, we had net operating loss carry-forwards for U.S. federal income tax purposes of approximately $62 million, of which approximately $24 million were generated prior to August 15, 2003. There are annual limitations on the utilization of the $24 million portion of the net operating loss carry-forwards due to changes in ownership on and prior to August 15, 2003. Further, since at the closing of our initial public offering on August 12, 2005 our prior equity investors ceased to own a majority of our common stock, new limitations apply to the approximately $38 million of net operating loss carry-forwards that were generated from August 15, 2003 to August 12, 2005 and additional limitations apply to the net operating loss carry-forwards generated prior to August 15, 2003.

        If we are not able to utilize our tax assets in the manner or in the timeframe we anticipate, our future after-tax cash flow will be reduced.

Risks Relating to Our Common Stock

Our common stock could be delisted from the New York Stock Exchange.

        The continued listing standards of the NYSE require us to maintain, among other things, a market capitalization or stockholders equity above a specified threshold. As a result of the decline in our stock price and the reduction in our stockholders' equity resulting from the impairment of our goodwill as of

September 30, 2008, we were notified by the NYSE in November 2008 that we are not in compliance with their continued listing standards. On February 13, 2009, the NYSE accepted our plan to achieve compliance with the continuing listing standards within 18 months. The NYSE will monitor our performance under the plan on a quarterly basis. To the extent we cannot meet the applicable standards during the required period, or if the NYSE determines we are not satisfying our obligations under the plan to achieve compliance, our stock could become delisted. We cannot assure you that we will be able to maintain our listing with the NYSE, or list on an alternate stock exchange in the event our common stock is delisted by the NYSE. A delisting of our common stock could materially and adversely affect, among other things, the liquidity and market price of our common stock; the number of investors willing to hold or acquire our common stock; and our access to capital markets to raise capital in the future.

The market for our common stock may be volatile, which could cause the value of your investment to decrease.

        Volatility in the market price of our common stock may prevent you from being able to sell our common stock held by you at or above the price you paid for it. The market price of our common stock may fluctuate widely as a result of various factors, such as period-to-period fluctuations in our actual or anticipated operating results, developments in litigation and investigations impacting us, sales of our common stock by our existing equity investors, failure to pay dividends, developments in our industry, the failure of securities analysts to cover our common stock or changes in financial estimates by analysts, failure to meet financial estimates by analysts, competitive factors, general economic and securities market conditions and other external factors. Also, securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic or market conditions, and market conditions affecting the stock of companies in our industry in particular, could reduce the market price of our common stock in spite of our operating performance.

Limited trading volume of our common stock may contribute to its price volatility.

        For the year ended 2008, the average daily trading volume for our common stock as reported by the New York Stock Exchange was approximately 221,000 shares and the median daily trading volume was approximately 153,000 shares. As a result, relatively small trades may have a significant impact on the price of our common stock. Additionally, no equity analysts currently cover our common stock, which could negatively affect market demand for our stock.

If our share price is volatile, we may be the target of securities litigation, which is costly and time-consuming to defend.

        In the past, following periods of market volatility in the price of a company's securities, security holders have often instituted class action litigation. We are currently the subject of purported securities class actions and stockholder derivative actions. This type of litigation, regardless of the outcome, can result in substantial legal costs and the diversion of our management's attention from the operation of our business, causing our business to suffer.

We are a holding company with no operations, and unless we receive dividends, distributions, advances, transfers of funds or other payments from our subsidiary, we will be unable to meet our debt service and other obligations.

        We are a holding company and conduct all of our operations through our subsidiary. We do not have, apart from our ownership of our subsidiary, any independent operations. As a result, we will rely on dividends and other payments or distributions from our subsidiary to meet our debt service and other obligations. The ability of our subsidiary to pay dividends or make other payments or distributions to us will depend on our operating results and may be restricted by, among other things, the covenants that are contained in our credit facilities and the covenants of any future outstanding indebtedness we or our subsidiary incur.

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

The payment of dividends is at the sole discretion of our board of directors.

        We are not obligated to pay dividends on our common stock. On September 15, 2008, our board of directors amended our prior dividend policy and suspended our quarterly cash dividends indefinitely. No dividends have been declared for any period after July 1, 2008. The payment of dividends is at the sole discretion of our board of directors. Changes in our dividend policy may cause the market price of our common stock to decline and could further cause your shares of common stock to become less liquid, which may result in losses by you.

Even if our board of directors desires to declare and pay dividends, we might not have cash in the future to pay dividends in the intended amounts or at all or we may be contractually or legally prohibited from paying dividends.

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

        In addition, our credit facilities and the indenture governing our senior discount notes restrict our ability to pay dividends. We refer you to "Long Term Debt and Other Obligations" under Item 7, where we describe the terms of our indebtedness, including provisions limiting our ability to declare and pay dividends.

        Also, under the Delaware General Corporation Law, or DGCL, our board of directors may not authorize payment of a dividend unless it is either paid out of our surplus, as calculated in accordance with the DGCL, or if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

        These restrictions may limit the dividends we are permitted to pay, or prohibit the payment of dividends entirely.

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        We maintain our principal executive offices in Dallas, Texas, where we lease approximately 23,450 square feet of space. The lease in Dallas expires in 2015. As of March 6, 2009, we owned or leased 58 ice manufacturing plants and 67 distribution centers. As of March 6, 2009, we leased 9 of our ice manufacturing plants and 20 of our distribution centers. The leases are scheduled to expire at various dates from 2009 to 2017. Including an installed base of approximately 3,100 Ice Factories, we had a combined, rated ice manufacturing capacity of approximately 18,000 tons per day. We believe that our current physical properties, along with our planned capital expenditures, are adequate for us to execute our current business strategy.

        Certain manufacturing and distribution facilities may be permanently closed in conjunction with the ongoing review of our network of facilities, while others may be closed on a seasonal basis depending upon production requirements.

        The following is a list of our active facilities and total rated traditional ice manufacturing capacity as of March 6, 2009:

	No. of Manufacturing Facilities	No. of Distribution Centers	Traditional Manufacturing Capacity (Rated Tons Per Day)(1)
Alabama	5	4	1,150
Arizona	4	4	1,178
Arkansas	1	3	240
California	1	—	80
Colorado	1	—	320
Florida	9	6	2,218
Georgia	4	3	1,190
Louisiana	3	5	742
Maryland	1	2	240
Mississippi	—	2	—
Missouri	2	—	240
Nevada	1	—	260
New Mexico	1	3	160
North Carolina	2	2	740
Oklahoma	4	5	632
South Carolina	3	3	735
Tennessee	2	—	448
Texas	10	19	3,005
Utah	1	—	160
Virginia	3	5	880
West Virginia	—	1	—

Total	58	67	14,618

    (1)
    Does not include the rated ice manufacturing capacity of our installed Ice Factories, which was approximately 3,100 tons per day in the aggregate as of March 6, 2009.

ITEM 3.    Legal Proceedings

Antitrust Matters

        In March 2008, we and certain of our employees, including members of our management, received subpoenas issued by a federal grand jury in the Eastern District of Michigan seeking documents and information in connection with an investigation by the Antitrust Division of the United States Department of Justice ("DOJ") into possible antitrust violations in the packaged ice industry. In addition, on March 5, 2008, federal officials executed a search warrant at our corporate office in Dallas, Texas. On August 28, 2008, we received a second subpoena for documents from the federal grand jury sitting in the Eastern District of Michigan. The search warrant and subpoenas that we and our employees received are part of a broader industry inquiry by the Antitrust Division of the DOJ; at least one other packaged ice manufacturer has also received such a subpoena, and The Home City Ice Company has entered a guilty plea regarding a conspiracy to allocate customers and territories in southeastern Michigan and the Detroit, Michigan metropolitan area.

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

        On November 19, 2008, we were notified by the Civil Fraud Division of the DOJ (the "Civil Fraud Division") that the Civil Fraud Division has opened an investigation with respect to the Company. The Civil Fraud Division's investigation is expected to examine whether the Company may have violated the federal False Claims Act by submitting, or causing to be submitted, false claims to the federal government by entering into allegedly anticompetitive agreements which may have affected the sale of packaged ice to the government. On or about January 6, 2009, we received a request for documents in connection with that investigation. The Civil Fraud Division's investigation is related to the investigation by the Antitrust Division of the DOJ.

        We are cooperating with the authorities in these investigations. We have substantially completed our production of documents to the Antitrust Division of the DOJ and to the states. We are in the process of producing documents to the Civil Fraud Division of the DOJ. We have also made employees available for interviews by the Antitrust Division of the DOJ. We expect to continue to make available documents and other information in response to the investigating agencies' subpoenas, requests, and civil investigative demands. At this time, we are unable to predict the outcome of these investigations, the possible loss or possible range of loss, if any, associated with the resolution of these investigations or any potential effect they may have on us, our employees or our operations.

        On March 6, 2008, the Company's Board of Directors formed a special committee of independent directors to conduct an internal investigation of these matters. The special committee retained counsel to assist in its investigation. In order to maintain the independence of the special committee's investigation, our officers and employees who were employed by us at the time the investigation commenced have not had access to information obtained in the special committee's investigation or the results of the investigation to date. The investigation by the special committee and its counsel is substantially complete. The special committee's investigation will likely remain open until the conclusion of the investigation by the Antitrust Division of the DOJ because of the possibility that additional information relevant to the special committee's investigation may become available to the special committee. At this time, the special committee has not reached a determination whether any violations of the antitrust laws have occurred. The special committee does not believe any of the Company's active employees are a focus of the investigation by the Antitrust Division of the DOJ. The Company and its employees are cooperating in the special committee's investigation.

        Effective September 13, 2008, Ben D. Key, our Executive Vice President—Sales & Marketing, was placed on a paid leave of absence and relieved of his duties at the direction of the special committee. The special committee has found that Mr. Key violated company policies and is associated with matters that are under investigation.

        Following the announcement that the Antitrust Division of the DOJ had instituted an investigation of the packaged ice industry, a number of lawsuits, including putative class action lawsuits, have been instituted in various federal courts in multiple jurisdictions alleging violations of the federal antitrust laws and related claims and seeking damages and injunctive relief. Pursuant to an Order from the Judicial Panel on Multidistrict Litigation, the civil actions pending in federal courts have been transferred and consolidated for pretrial proceedings in the United States District Court for the Eastern District of Michigan. Plaintiffs in most of the actions have agreed to extend the Company's deadline to respond to the subject complaints until 45 days after the filing of a consolidated amended complaint in the multidistrict proceedings. Motions and responses have been filed by various plaintiffs relating to appointment of interim class counsel and liaison counsel. A hearing on those motions is scheduled for March 16, 2009. No scheduling order has been entered by the Court and no date has been set for us to respond to the claims asserted by the plaintiffs in the multidistrict proceedings.

        In addition to the putative class action lawsuits filed in federal court, a putative class action lawsuit was filed in Kansas state court alleging violations of state antitrust laws and related claims and seeking damages and injunctive relief. The defendants filed motions to dismiss and those motions to dismiss were granted on February 26, 2009.

        One direct action lawsuit has been filed against us in the United States District Court for the Eastern District of Michigan asserting claims based on alleged violations of federal and state antitrust laws, RICO and tortious interference and seeking damages, civil penalties and injunctive relief. The defendants have filed motions to dismiss that case. A hearing on those motions is scheduled for April 2, 2009.

        We intend to vigorously defend the pending lawsuits. At this time, we are unable to predict the outcome of these lawsuits, the possible loss or possible range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on us or our operations.

SEC Inquiry

        On or about October 21, 2008, we received notice that the Securities and Exchange Commission has initiated an informal inquiry into matters that are the subject of the investigation by the special committee of the Company's Board of Directors. We are cooperating with the informal inquiry.

Stockholder Litigation

  Antitrust Matters

        Beginning on August 8, 2008, purported class action complaints have been filed in the United States District Court for the Eastern District of Michigan asserting claims under the federal securities laws against us and certain of our current or former senior officers. The complaints, which are substantially similar, allege that the defendants misrepresented and failed to disclose the existence of, and our alleged participation in, an alleged antitrust conspiracy in the packaged ice industry. The complaints purport to assert claims on behalf of various alleged classes of purchasers of our common stock. Two motions for consolidation of the three actions and for appointment of lead plaintiff and lead plaintiff's counsel were filed on October 7, 2008. Thereafter, one of the two proposed lead plaintiffs withdrew his motion. No lead plaintiff or lead plaintiff's counsel has yet been named and no scheduling order has been entered.

        Two stockholder derivative actions have been filed on our behalf in state district court in Dallas County, Texas, naming as defendants, among others, the members of our board of directors and certain current and former officers. Those cases have been consolidated in the 68th Judicial District Court of Dallas County, Texas. The petitions assert claims for breach of fiduciary duty, unjust enrichment, insider selling, abuse of control, and gross mismanagement and seek damages, equitable relief, attorney fees and costs. The parties have reached an agreement that the consolidated case will be stayed until such time as there is a ruling on any motion to dismiss in the shareholder actions pending in the Eastern District of Michigan.

        We and the other defendants intend to vigorously defend the pending lawsuits. At this time, we are unable to predict the outcome of these lawsuits, the possible loss or possible range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

  Matters Relating to the Terminated GSO Merger

        On July 3, 2007, a stockholder derivative complaint was filed on our behalf in the 199th Judicial District Court of Collin County, Texas, Cause No. 199-02240-07, naming as defendants, among others, the members of our board of directors and GSO. We were also named as a nominal defendant. Through subsequent amendments, the plaintiff purported to state class action claims on behalf of our stockholders that alleged that our directors breached their fiduciary duties in connection with the proposed merger transaction between us and affiliates of GSO. On October 3, 2007, we and the other parties reached an agreement in principle to settle the action. The proposed settlement was expressly subject to consummation of the merger transaction, among other conditions.

        On January 31, 2008, we announced that the merger agreement had been terminated. As a result, the proposed settlement was canceled. Plaintiff's counsel thereafter petitioned the Court for an award of attorneys' fees and expenses related to the proposed settlement, which we and the other defendants opposed. On February 13, 2008, the plaintiff also filed a second action in which it claimed that the directors breached their fiduciary duties and committed waste by "causing the Company" to enter into a settlement agreement with certain affiliates of GSO relating to the termination of the merger agreement. On March 28, 2008, the defendants filed a motion to dismiss the petition and we and the defendants also served and filed answers to the petition.

        On December 31, 2008, the parties entered into a settlement agreement under which plaintiff agreed to dismiss both of these actions and the parties agreed to resolve plaintiff's claims to attorneys' fees and expenses. The Court has approved the settlement and entered orders dismissing both of these actions. Our insurance carrier funded the settlement amount and reimbursed us $0.2 million for legal expenses incurred above our deductible.

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

ITEM 4.    Submission of Matters to a Vote of Security Holders

        During the quarter ended December 31, 2008, no matters were submitted to a vote of security holders.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock was listed on the New York Stock Exchange ("NYSE") under the symbol "FRZ" on August 10, 2005. Prior to that time, there was no public market for our common stock. The following table presents the high and low sales prices for the common stock on the NYSE during the periods indicated and the dividends declared during such periods:

	NYSE Market Price
			Cash dividends declared per share
	High	Low
2007
First Quarter	$30.18	$24.61	$0.40000
Second quarter	$31.03	$27.75	$0.42000
Third quarter	$32.31	$25.80	$0.42000
Fourth quarter	$29.50	$23.90	$0.42000
2008
First Quarter	$26.27	$12.00	$0.42000
Second quarter	$15.65	$11.89	$0.42000
Third quarter	$13.92	$2.46	—
Fourth quarter	$3.60	$0.35	—
2009
First Quarter (through March 6, 2009)	$1.66	$1.04	—

(1)
See "Dividend Policy" below for additional information regarding dividends.

        As of March 6, 2009 there were approximately 132 registered holders of record of our common stock and 22,114,116 shares of our common stock outstanding. Because many of our shares of common stock are held by brokers and other institutions on behalf of beneficial stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

        The continued listing standards of the NYSE require us to maintain, among other things, a market capitalization or stockholders equity above a specified threshold. As a result of the decline in our stock price and the reduction in our stockholders' equity resulting from the impairment of our goodwill as of September 30, 2008, we were notified by the NYSE in November 2008 that we are not in compliance with their continued listing standards. On February 13, 2009, the NYSE accepted our plan to achieve compliance with the continuing listing standards within 18 months. The NYSE will monitor our performance under the plan on a quarterly basis.

Dividend Policy

        During 2007 and 2008, our board of directors declared dividends on our common stock as follows:

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

        No dividends were declared subsequent to June 15, 2008. On September 15, 2008, our Board of Directors announced that the payment of quarterly cash dividends had been suspended indefinitely.

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

        On May 30, 2006, July 10, 2006, July 13, 2006 and September 22, 2006, we used a total of $0.6 million of the retained proceeds from our initial public offering to pay for costs associated with a secondary stock offering completed in May 2006.

        October 31, 2007, November 16, 2007 and December 28, 2007 we used a total of $2.0 million of the retained proceeds from our initial public offering to pay for costs associated with the contemplated merger transaction with GSO.

        At December 31, 2007, the remaining proceeds from our initial public offering were $6.5 million, which included interest earned since August 2005.

        During 2008, all remaining proceeds were used to fund the costs associated with the investigation by the Antitrust Division of the DOJ and the related investigations and civil litigation. See Item 3.

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

	Year Ended December 31,
	2008	2007	2006	2005	2004
Operating Data:
Revenues	$329,298	$339,038	$334,950	$306,255	$269,725
Cost of sales (excluding depreciation)	214,905	215,204	205,936	187,949	164,128
Depreciation expense related to cost of sales	20,796	19,832	18,532	17,783	16,782

Gross profit	93,597	104,002	110,482	100,523	88,815
Operating expenses	47,550	44,981	48,475	40,449	35,338
Depreciation and amortization expense	6,715	6,176	5,621	5,450	5,108
Loss on dispositions of assets	1,869	1,743	1,060	1,157	398
Impairment of goodwill and long-lived assets	149,905	1,440	370	—	—
Cost of antitrust investigations and related litigation	15,524	—	—	—	—
Transaction costs related to merger agreement	835	2,456	—	—	—
Gain on property insurance settlement	(1,036)	—	—	—	—
Management agreement termination fees and transaction bonuses and expenses	—	—	—	6,171	—
Interest expense	31,893	31,307	29,624	34,421	25,105
Interest income	(825)	(852)	(869)	—	—
Gain on termination of merger agreement	(17,000)	—	—	—	—
Loss on extinguishment of debt	—	—	—	28,189	—
Income tax benefit (expense)	21,402	(7,347)	(10,349)	5,733	(8,873)

Income (loss) from continuing operations	(120,431)	9,404	15,852	(9,581)	13,993
Income (loss) from discontinued operations, net of tax	—	939	(1,191)	(2,535)	2,558

Net income (loss)	(120,431)	10,343	14,661	(12,116)	16,551
Preferred stock dividends	—	—	—	—	10,583

Net income (loss) available to common stockholders	$(120,431)	$10,343	$14,661	$(12,116)	$5,968

Basic net income (loss) per share:
Income (loss) from continuing operations available to common stockholders	$(5.47)	$0.43	$0.74	$(0.57)	$0.25
Income (loss) from discontinued operations	—	0.04	(0.06)	(0.15)	0.19

Net income (loss) available to common stockholders	$(5.47)	$0.47	$0.68	$(0.72)	$0.44

Weighted average common shares outstanding	22,025	21,784	21,405	16,760	13,675

	Year Ended December 31,
	2008	2007	2006	2005	2004
Diluted net income (loss) per share:
Income (loss) from continuing operations available to common stockholders	$(5.47)	$0.43	$0.74	$(0.57)	$0.25
Income (loss) from discontinued operations	—	0.04	(0.06)	(0.15)	0.19

Net income (loss) available to common stockholders	$(5.47)	$0.47	$0.68	$(0.72)	$0.44

Weighted average common shares outstanding	22,025	21,980	21,716	16,760	13,703

Cash dividends declared per common share(1)	$0.84	$1.66	$1.58	$0.59	$0.76

Balance Sheet Data:
Cash and cash equivalents	$39,684	$17,183	$39,434	$33,997	$4,478
Restricted cash and cash equivalents	—	17,262	—	—	—
Working capital(2)	46,893	17,051	39,323	33,083	2,208
Total assets	454,559	607,560	610,272	603,764	588,620
Total debt	390,500	378,258	364,895	352,960	437,066
Total stockholders' equity	872	139,982	167,648	183,183	82,933
Other Financial Data:
Net cash provided by (used in):
Cash flows—operating activities	$52,029	$62,022	$70,265	$55,587	$47,786
Cash flows—investing activities	(1,576)	(48,033)	(29,534)	(20,551)	(30,205)
Cash flows—financing activities	(27,952)	(36,240)	(35,294)	(5,517)	(25,904)
Capital expenditures(3)	(18,004)	(24,605)	(18,582)	(19,265)	(15,988)
Proceeds from dispositions	2,006	1,193	1,967	2,108	2,657
Cost of acquisitions and purchase of leased assets	4,359	27,209	12,936	3,394	16,874

(1)
All dividends declared in the year ended December 31, 2005 were paid after August 12, 2005, the closing date of the initial public offering of our common stock. Dividends declared and paid in 2004 were in conjunction with the redemption of our preferred stock and the issuance of our 10 1/2% senior discount notes.

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

Overview

        We are the largest manufacturer and distributor of packaged ice in the United States and serve a variety of customers in 31 states and the District of Columbia. Our business consists of:

  •
  the traditional manufacture and delivery of ice from a central point of production to the point of sale; and

  •
  the installation and operation of The Ice Factory, our proprietary equipment located in high volume locations that produces, packages and stores ice through an automated, self contained system.

        Seasonality.    Our results of operations are highly seasonal, characterized by peak demand during the warmer months of May through September, with an extended peak selling season in the southern United States. As a result of this seasonality and the fixed costs in our business, the proportion of revenues earned and the ratio of costs to revenues in any given quarter are not necessarily indicative of the ratios for a full year. Revenues within specific markets can also be affected by weather conditions, with cool or rainy weather negatively impacting demand and extremely hot weather increasing our costs as we respond to excess customer demand for our products. Approximately 69%, 68% and 70% of our revenues occurred during the second and third calendar quarters in 2008, 2007 and 2006, respectively. As a result of seasonal revenue declines and a less than proportional decline in certain expenses during the first and fourth calendar quarters, we typically experience lower profit margins resulting in losses during these periods. In addition, because a significant portion of our annual sales are generated during the second and third calendar quarters, our annual results of operations may fluctuate significantly if the weather during these periods is unusually cool or rainy on a national or regional basis. Cool and rainy weather has a negative impact on operations, while warm and dry weather generally has a positive impact. For additional information concerning the impact of seasonality on our results of operations, see "—General Economic Trends and Seasonality".

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

        Operating Expenses.    Our operating expenses are costs associated with selling, general and administrative functions. These costs include executive officers' compensation, office and administrative salaries, insurance, legal and other professional services and costs associated with leasing office space. Labor costs, including associated payroll taxes and benefit costs, but excluding non-cash stock-based compensation expense, included in operating expenses represented approximately 7%, 7% and 8% of sales in 2008, 2007 and 2006, respectively.

        Facilities.    At March 6, 2009, we owned or operated 58 ice manufacturing facilities, 67 distribution centers and approximately 3,100 Ice Factories. As of the same date, we had an aggregate daily ice manufacturing capacity of approximately 18,000 tons.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

	Year Ended December 31,		Change from Previous Year
	2008	2007	Dollars	%
	(dollars in thousands)
Consolidated Results:
Revenues	$329,298	$339,038	$(9,740)	(2.9)
Cost of sales (excluding depreciation)	214,905	215,204	(299)	(0.1)
Depreciation expense related to cost of sales	20,796	19,832	964	4.9

Gross profit	93,597	104,002	(10,405)	(10.0)
Operating expenses	47,550	44,981	2,569	5.7
Depreciation and amortization expense	6,715	6,176	539	8.7
Loss on dispositions of assets	1,869	1,743	126	7.2
Impairment of goodwill and long-lived assets	149,905	1,440	148,465	10,310.1
Cost of antitrust investigations and related litigation	15,524	—	15,524	—
Transaction costs related to merger agreement	835	2,456	(1,621)	(66.0)
Gain on property insurance settlement	(1,036)	—	(1,036)	—

Income (loss) from operations	(127,765)	47,206	(174,971)	(370.7)
Interest expense, net	(31,068)	(30,455)	(613)	(2.0)
Gain on termination of merger agreement	17,000	—	17,000	—

Income (loss) from continuing operations before income taxes	(141,833)	16,751	(158,584)	(946.7)
Income tax benefit (expense)	21,402	(7,347)	28,749	391.3

Income (loss) from continuing operations	(120,431)	9,404	(129,835)	(1,380.6)
Income from discontinued operations, net of tax	—	939	(939)	(100.0)

Net income (loss)	$(120,431)	$10,343	$(130,774)	(1,264.4)

        Revenues:    Revenues decreased $9.7 million from 2007 to 2008. This decrease is primarily due to a 5.6% reduction in packaged ice volume sales related to the effect of various economic trends on our customers and the end users of our products and less favorable weather conditions, partially offset by higher average sales prices of approximately 3.3%, and additional volume sales resulting from acquisitions completed in 2007 and 2008 and hurricane activity in July and September 2008.

        Cost of Sales (Excluding Depreciation):    Cost of sales (excluding depreciation) decreased $0.3 million from 2007 to 2008. This decrease in cost of sales is primarily due to the effect of reduced volume sales on labor and third party delivery costs. Partially offsetting these reductions were significant increases in the price of fuel and moderate increases in the prices of plastic bags and electricity related to higher market prices for energy and additional fixed costs associated with acquired operations.

        Labor costs, including associated payroll taxes and benefit costs (including health insurance), accounted for approximately 24% of revenues in 2008 and 2007. Cost of plastic bags represented approximately 7% of revenues in 2008 and 2007. Fuel expenses represented approximately 5% and 4% of revenues in 2008 and 2007, respectively. Expenses for independent third party distribution services represented approximately 6% of revenues in 2008 and 2007. Electricity expense represented approximately 6% of revenues in 2008 and 2007.

        Depreciation Expense Related to Cost of Sales:    Depreciation expense related to cost of sales increased $1.0 million due to new production and distribution equipment placed in service in 2007 and 2008 as a result of capital expenditures and the acquisition of ice companies, partially offset by dispositions.

        Operating Expenses:    Operating expenses increased $2.6 million from 2007 to 2008. This increase is primarily due to a $3.8 million increase in professional services and a $0.6 million increase in labor and benefits, partially offset by a $2.3 reduction in non-cash stock-based compensation expenses. The increase in labor costs is related to annual wage increases, increased headcount due to acquisitions and the hiring of a new chief executive officer in June 2008 and a new chief operating officer in September 2008. The increase in professional service expenses was the result of $0.2 million of costs related to a potential acquisition that was not completed, $0.4 million in fees to an executive search firm related to the hiring of our new chief executive and chief operating officers and $3.0 million for other professional services. These other professional services were composed primarily of additional audit fees of $1.3 million related to a change in audit firms, $1.2 million of consulting fees related to various corporate projects and initiatives and $0.5 million of costs for miscellaneous accounting and consulting projects.

        Depreciation and Amortization Expense:    Depreciation and amortization increased $0.5 million from 2007 to 2008. This increase is primarily due to additional amortization expense associated with the intangible assets recorded in connection with acquisitions completed in 2007 and 2008.

        Impairment of Goodwill and Long-Lived Assets:    As a result of the decline in our stock price during the three months ended September 30, 2008, our stockholders' equity exceeded our equity market capitalization (including the application of a reasonable control premium) as of September 30, 2008 and, as a result, we performed a goodwill impairment assessment as of September 30, 2008. Because we have only a single reporting unit, our impairment assessment primarily considered the Company's stock price and did not include management's long-range forecasts or any other valuation measures. Based on the evaluation of our enterprise value and the estimated amount by which the current fair value of our fixed assets and intangible assets exceeded their book value, we concluded that our goodwill was impaired. As a result, a non-cash charge of $149.7 million (pretax) was recorded during the three months ended September 30, 2008 to reduce goodwill to its estimated fair value as of September 30, 2008.

        Key assumptions for the impairment evaluation included the market price of Company's stock and control premium. Based on the evaluation of the Company's stock price and trading activity in

September and October 2008, a price of $2.00 per share was used for the analysis as that amount appeared to reflect all related pricing information related to the events reported in September 2008 in the Company's Form 8-K's.

        During 2008 and 2007, we reviewed a parcel of real estate in each year as a result of the pending sale of the property in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". As a result of these reviews, impairment charges of $0.2 million and $1.4 million were recorded in 2008 and 2007, respectively.

        Cost of Antitrust Investigations and Related Litigation:    During 2008, legal fees and other expenses totaling $15.5 million were incurred in connection with the antitrust investigations being conducted by the Antitrust Division of the United States Department of Justice and the related investigations and civil litigation.

        Transaction Costs Related to Merger Agreement:    During 2008, professional service expenses totaling $0.8 million, net of $0.2 million of insurance recoveries, were incurred in connection with the termination of the merger transaction with GSO and the related stockholder litigation. During 2007, expenses totaling $2.5 million were incurred in connection with the potential merger transaction with GSO.

        Gain on Property Insurance Settlement:    During 2008, a property insurance claim related to fire damage at one of our manufacturing facilities was settled, which resulted in a gain of $1.0 million.

        Interest Expense, net:    Net interest expense increased $0.6 million from 2007 to 2008. This increase was primarily due to scheduled increases in the interest expense associated with our 10 1/2% senior discount notes, partially offset by lower average outstanding balances under our revolving credit facility and lower interest rates on the unhedged portion of our credit facility.

        Gain on Termination of Merger Agreement:    During 2008, the merger agreement with affiliates of GSO was terminated, which resulted in a $21 million termination fee being paid by GSO. Offsetting this fee was $4 million of fees and expenses incurred by GSO and its third-party consultants in connection with the transaction that we agreed to pay. We received a net payment of $17 million from GSO on February 5, 2008.

        Income tax benefit (expense):    The effective tax rate for continuing operations decreased from 43.9% in 2007 to 15.1% in 2008 primarily as result of the goodwill impairment charge recorded in the three months ended September 30, 2008, a significant portion of which was non-deductible for income tax purposes.

        Income from discontinued operations, net of tax:    Income from discontinued operations, net of tax, represents the results of our bottled water and cold storage operations which were sold in the three months ended September 30, 2007.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

	Year Ended December 31,		Change from Previous Year
	2007	2006	Dollars	%
	(dollars in thousands)
Consolidated Results:
Revenues	$339,038	$334,950	$4,088	1.2
Cost of sales (excluding depreciation)	215,204	205,936	9,268	4.5
Depreciation expense related to cost of sales	19,832	18,532	1,300	7.0

Gross profit	104,002	110,482	(6,480)	(5.9)
Operating expenses	44,981	48,475	(3,494)	(7.2)
Depreciation and amortization expense	6,176	5,621	555	9.9
Loss on dispositions of assets	1,743	1,060	683	64.4
Impairment of long-lived assets	1,440	370	1,070	289.2
Transaction costs related to merger agreement	2,456	—	2,456	—

Income from operations	47,206	54,956	(7,750)	(14.1)
Interest expense, net	(30,455)	(28,755)	(1,700)	(5.9)

Income from continuing operations before income taxes	16,751	26,201	(9,450)	(36.1)
Income tax expense	(7,347)	(10,349)	(3,002)	(29.0)

Income from continuing operations	9,404	15,852	(6,448)	(40.7)
Income (loss) from discontinued operations, net of tax	939	(1,191)	2,130	178.8

Net income	$10,343	$14,661	(4,318)	(29.5)

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

        Impairment of Long-Lived Assets:    We reviewed a piece of real estate in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", as a result of a pending sale of that property. As a result of this review, we recorded an impairment charge of $1.4 million in the three months ended December 31, 2007.

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

        Income tax expense:    The effective tax rate for continuing operations increased from 39.5% in 2006 to 43.9% in 2007 primarily as result of an internal merger and consolidation of subsidiaries on January 1, 2007, which resulted in the write-down of certain net state deferred tax assets.

        Income (loss) from discontinued operations, net of tax:    Income (loss) from discontinued operations, net of tax, represents the results of our bottled water and cold storage operations which were sold in the three months ended September 30, 2007. The increase in net income was primarily the result of a $1.4 million gain recognized on the sale of the operations.

Liquidity and Capital Resources

        We intend to fund our ongoing capital and working capital requirements as well as debt service, including our internal growth and acquisitions, through a combination of cash flows from operations, borrowings under our credit facilities and operating leases.

        We generate cash from the sale of packaged ice through traditional delivery methods, by which we manufacture, package and store ice at a central facility and transport it to our customers' retail locations when needed, and through Ice Factories, which manufacture, package and store ice in our customers' retail locations. Our primary uses of cash are (a) cost of sales, (b) operating expenses, (c) debt service, (d) capital expenditures related to replacing and modernizing the capital equipment in our traditional ice plants and acquiring and installing additional Ice Factories, (e) acquisitions and (f) dividends on our common stock. On September 15, 2008, we announced that we were suspending the payment of quarterly cash dividends indefinitely. We have been and may continue to be required to use substantial amounts of cash to pay expenses relating to the ongoing investigations by the Antitrust Division of the United States Department of Justice and various other government agencies and related civil litigation. See Item 3. Legal Proceedings. Historically, we have financed our capital and working capital requirements, including our acquisitions, through a combination of cash flows from operations, borrowings under our revolving credit facilities and operating leases.

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

        During 2008, capital expenditures totaled $18.0 million. As we have consolidated acquisitions into the existing company infrastructure, we have identified non-core and excess assets which can be disposed of, such as real estate and machinery and equipment. From time to time, we also dispose of other assets which are no longer useful in our operations. As a result of dispositions of these non-core and excess assets, we realized proceeds of approximately $2.0 million in 2008. Our net capital expenditures in 2008 were $16.0 million.

        In 2008, we completed the acquisition of seven ice companies for a total cash purchase price of approximately $3.9 million, including direct acquisition costs of $0.1 million. We also purchased one manufacturing facility which had previously been leased for $0.4 million. We will continue to evaluate acquisition opportunities as they become available. In conjunction with these evaluations, we will consider our liquidity, availability under our credit facilities, mandatory principal repayments under our debt agreements and availability of other capital resources.

Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

        Net cash provided by operating activities was $52.0 million, $62.2 million and $70.3 million in 2008, 2007 and 2006, respectively. The decrease in cash provided by operations from 2007 to 2008 is primarily due to $13.9 million decline in net income, after adjusting for non-cash expenses and charges, offset by a $3.7 million increase in cash provided by changes in working capital. The working capital change was driven by an increase in accrued interest as a result of our 10 1/2% senior notes accruing cash interest beginning November 1, 2008, offset by increases in accounts receivable and inventory resulting from reduced volume sales. The decrease in cash provided by operations from 2006 to 2007 is primarily due to a $7.3 million decrease in net income, after adjusting for non-cash expenses and charges, and a $0.8 million increase in cash used by changes in working capital.

        Net cash used in investing activities was $1.6 million, $48.4 million and $29.5 million in 2008, 2007 and 2006, respectively. Net cash used in investing activities in 2008 was composed of net capital expenditures of $16.0 million and acquisitions of ice companies and a leased manufacturing facility totaling $4.4 million, offset by the receipt of $1.5 million in connection with a property insurance settlement and the release of $17.3 million of restricted cash related to the sale of our non-ice businesses in 2007. The net proceeds from the sale of those businesses were $19.4 million. Our senior credit agreement requires that the net proceeds from the sales be used either to repay term borrowings under the credit facility or to make acquisitions and/or capital expenditures within twelve months of the receipt of such proceeds. Until used, the proceeds were on deposit in a restricted account with the administrative agent under the senior credit facility. Net cash used in investing activities in 2007 was composed of net capital expenditures of $23.4 million, acquisitions of ice companies and a leased manufacturing facility totaling $27.2 million, offset by the release of $2.1 million of restricted cash generated from the sale of our non-ice businesses. Net cash used in investing activities in 2006 was composed of net capital expenditures of $16.6 million and acquisitions of ice companies totaling $12.9 million.

        Net cash used in financing activities was $28.0 million, $36.1 million and $35.3 million in 2008, 2007 and 2006, respectively. The use of cash in financing activities in 2008 and 2007 was primarily the result of the payment of cash dividends to our common stockholders. The amount of dividends paid decreased from $36.2 million in 2007 to $27.8 million in 2008 as result of our decision to discontinue the payment of quarterly cash dividends in September 2008. The use of cash in financing activities in 2006 was a result of the payment of $34.1 million in cash dividends to our common stockholders, $1.0 million for the repurchase of common stock and $0.2 million used for debt repayment.

Long-term Debt and Other Obligations

        Overview.    At December 31, 2008, we had $390.5 million of total debt outstanding as follows:

  •
  $150.5 million of Reddy Holdings' 10 1/2% senior discount notes due November 1, 2012; and

  •
  $240.0 million of outstanding term loans under our credit facilities which mature on August 12, 2012.

        Senior Discount Notes.    On October 27, 2004, Reddy Holdings issued $151.0 million in aggregate principal amount at maturity of 10 1/2% senior discount notes due 2012 in a private placement offering. Each senior discount note had an initial accreted value of $663.33 per $1,000 principal amount at maturity. The accreted value of each senior discount note increased from the date of issuance until November 1, 2008 at a rate of 10 1/2% per annum such that the accreted value equaled the stated principal amount at maturity on November 1, 2008. Thereafter, cash interest accrues and will be payable semi-annually beginning May 1, 2009 at a rate of 10 1/2% per annum. The senior discount notes are unsecured obligations of Reddy Holdings and are:

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

        The consolidated coverage ratio under the indenture governing our senior discount notes is defined as the ratio of our Adjusted EBITDA for the most recent four fiscal quarters to our consolidated interest expense for such four quarter period. "Adjusted EBITDA" under the indenture governing our senior discount notes is defined as the sum of our consolidated net income plus our income tax expense, our interest expense, our depreciation and amortization expense, unrealized non-cash gains or losses or non-cash charges in respect of hedging obligations required to be taken under generally accepted accounting principles, unrealized foreign currency translation gains or losses and all other non-cash charges, except to the extent representing an accrual or reserve for a future cash expenditure). "Consolidated net income" under the indenture governing our senior discount notes is defined as net income of Reddy Holdings and its restricted subsidiary: plus or minus cash dividends received on investments or equity in net losses of persons other than the restricted subsidiary, respectively; provided that the following are not included in consolidated net income: (i) net income or loss of the subsidiary acquired in pooling of interests transactions for any period prior to the date of their acquisition, (ii) any net income of the subsidiary restricted in the payment of a dividend (other than certain permitted restrictions, including those under our credit facilities), (iii) gains or losses from non-ordinary course asset sales, (iv) extraordinary gains or losses, (v) the cumulative effect of changes in accounting principles, (vi) non-recurring fees and expenses and write offs of deferred financing costs related to the financing transactions in connection with the 2003 merger of Cube Acquisition Corp. and Packaged Ice, Inc. and, (vii) any fees, charges, costs or expenses relating to our initial public offering and the related transactions and paid in cash, to the extent deducted in the determination of consolidated net income. "Consolidated interest expense" under the indenture governing our senior discount notes is defined as total interest expense plus, to the extent not included in total interest expense, (i) interest expense attributable to capital leases, (ii) amortization of debt discount and issuance costs, (iii) capitalized interest, (iv) non-cash interest expense, (v) fees on letters of credit, (vi) net payments pursuant to hedging obligations, (vii) dividends accrued on certain disqualified stock (viii) interest incurred in connection with investments in discontinued operations, (ix) interest on guaranteed indebtedness and (x) cash contributions to employee stock ownership plans to the extent they are used to pay interest or fees on indebtedness incurred by such plans. We are generally required to calculate our consolidated coverage ratio on a pro forma basis to give effect to incurrences and repayments of indebtedness as well as acquisitions and dispositions.

        The buildup amount equals 50% of our consolidated net income accrued during the period (treated as one accounting period) from July 1, 2003 to the end of the most recent fiscal quarter for which internal financial statements are available (or, if such consolidated net income is a deficit, minus 100% of such deficit), plus, the net cash proceeds of the issuance of capital stock, subject to certain exceptions, and any cash capital contribution received by us from our stockholders in each case after August 15, 2003 plus the amount by which our indebtedness is reduced on our balance sheet as a result of the conversion or exchange of such indebtedness for our capital stock, plus the net reduction in certain restricted investments made by us, less the amount of certain restricted payments we make from time to time, including, among other things, the payment of cash dividends. As of December 31, 2008, the buildup amount was negative, primarily as a result of the $149.7 million non-cash goodwill impairment charge recognized in the three months ended December 31, 2008. We are not currently permitted to pay dividends under this provision.

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

        At December 31, 2008, we had $53.5 million of availability under the revolving credit facility, which was net of an outstanding standby letters of credit of $6.5 million. The standby letters of credit are used primarily to secure certain insurance obligations. Lehman Commercial Paper, Inc. ("LCP") has a $10 million commitment under the revolving credit facility, all of which is unfunded. LCP filed for bankruptcy in October 2008 and we understand that LCP has failed to fund on other revolving credit facilities subsequent to filing for bankruptcy. As a result, we believe LCP will likely not perform under the terms of the facility, which would effectively reduce the amount available to us under the revolving credit facility by $10 million.

        Principal balances outstanding under the revolving credit facility bear interest per annum, at our option, at the sum of the base rate plus 0.75% or LIBOR plus 1.75%. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%. At December 31, 2008, the weighted average interest rate of borrowings outstanding under the credit facilities was 6.5%, excluding the effect of our interest rate hedge. Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the LIBOR loan exceeds 90 days. Reddy Corp. pays a quarterly fee on the average availability under the revolving credit facility based on an annual rate of 0.5% except as described below.

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

        Our credit facilities contain financial covenants, which include the maintenance of certain financial ratios, as defined in the credit facilities, and are collateralized by substantially all of Reddy Corp.'s assets. At December 31, 2008, Reddy Corp. was in compliance with these covenants. Reddy Holdings guarantees Reddy Corp.'s credit facilities and such guarantee is collateralized by a pledge of the capital stock of Reddy Corp.

        Under the restricted payments covenant in our credit facilities, we generally are restricted from paying dividends to our stockholders from funds received from Reddy Corp., and Reddy Corp. is prohibited from paying dividends and otherwise transferring assets to Reddy Holdings. Reddy Corp. is permitted to pay certain limited dividends to Reddy Holdings, the proceeds of which must be used to maintain Reddy Holdings' corporate existence. During 2008, Reddy Corp. transferred $1.0 million to Reddy Holdings under this provision.

        Reddy Corp. may also pay dividends to Reddy Holdings for certain other specified purposes, including the payment of cash dividends by Reddy Holdings to its stockholders and the payment of cash interest on our senior discount notes, in an amount not greater than our Cumulative Distributable Cash for the period (taken as one accounting period) from July 1, 2005 to the end of our most recently-ended fiscal quarter for which a covenant compliance certificate under our credit facilities has been delivered to the lenders. As of December 31, 2008, the amount of Cumulative Distributable Cash was $103.9 million. Such dividends may only be paid if Reddy Corp.'s leverage ratio for the most recently ended fiscal quarter is less than or equal to 3.75 to 1.0. In addition, the credit facilities preclude Reddy Corp. from declaring or paying such dividends if a default or event of default under the credit facilities has occurred and is continuing. In particular, it will be an event of default if Reddy Corp.'s leverage ratio exceeds 4.0 to 1.0 or Reddy Corp.'s interest coverage ratio is less than 3.25 to 1.0. If at the end of any fiscal quarter, Reddy Corp.'s leverage ratio is greater than 3.75 to 1.0, and therefore Reddy Corp. is not permitted to pay dividends, Reddy Corp. will be required by our credit facilities to apply 50% of Reddy Corp.'s Available Cash generated during each such quarter to make a mandatory prepayment of the loans under our credit facilities. If Reddy Corp. is not able to pay dividends to Reddy Holdings, Reddy Holdings may not be able to pay the interest due under our senior discount notes, which would cause a default under the indenture governing our senior discount notes. A default under our senior discount notes would also result in a default under our credit facilities.

        At December 31, 2008 Reddy Holdings had $12.0 million of cash on hand that was not subject to restrictions under our credit facilities.

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

        The following table presents Adjusted EBITDA for the twelve month period ended December 31, 2008 on a pro forma basis after giving effect to the adjustments permitted under the description of the definition of Adjusted EBITDA set forth above. Adjusted EBITDA is different from EBITDA that is derived solely from GAAP components. Adjusted EBITDA should not be construed as an alternative to net income (loss), cash flows from operations or net cash from operating or investing activities as defined by GAAP, and it is not necessarily indicative of cash available to fund our cash needs as determined in accordance with GAAP. In addition, not all companies use identical calculations, and this presentation may not be comparable to similarly titled measures of other companies. A reconciliation of net income to EBITDA and Adjusted EBITDA follows the table.

        The following table sets forth pro forma Adjusted EBITDA as calculated under our credit facilities and the financial ratio covenants contained in the credit facilities:

Year Ended December 31, 2008
(unaudited, in thousands)
Pro forma adjusted EBITDA	$68,580
Total leverage ratio	3.5:1.0
Interest coverage ratio	4.5:1.0

        The following table sets forth a reconciliation of net loss to EBITDA and Adjusted EBITDA:

Year Ended December 31, 2008
(In thousands)
Net loss	$(120,431)
Depreciation expense related to cost of sales	20,796
Depreciation and amortization expense	6,715
Interest expense	31,893
Interest income	(825)
Income tax benefit	(21,402)

EBITDA	(83,254)
Other non-cash charges:
Stock-based compensation expense	1,611
Loss on dispositions of assets	1,869
Impairment of goodwill and long-lived assets	149,905
Gain on property insurance settlement	(1,036)
Reddy Holdings items:
Cost of antitrust investigations and related litigation(a)	15,524
Transaction costs related to merger agreement(a)	835
Gain on termination of merger agreement(a)	(17,000)

Adjusted EBITDA	$68,454

Acquisition adjustments(b)	84
Elimination of lease expense(c)	42

Pro forma adjusted EBITDA	$68,580

    (a)
    Represents the elimination of the (i) the costs incurred in connection with the ongoing antitrust investigations and related litigation, (ii) costs related to the GSO transaction and the related stockholder litigation and (iii) net gain recognized in connection with the termination of the merger agreement with affiliates of GSO on January 31, 2008. The gain related to the termination of the merger agreement is excluded from Adjusted EBITDA for purposes of our credit facility as the proposed acquisition was of Reddy Holdings. The costs related to the GSO merger agreement and the antitrust investigations and related civil litigation are excluded from the calculation of Adjusted EBITDA as these costs have been paid by Reddy Holdings. Reddy Holdings is currently paying these costs from the excess cash remaining from the initial public offering of its common stock in August 2005 and the funds paid to Reddy Holdings by affiliates of GSO in February 2008 in connection with the termination of the merger agreement.

    (b)
    Represents the incremental Adjusted EBITDA of acquired businesses as if each acquisition had been consummated on the first day of the period presented. All acquisitions included herein were consummated on or before December 31, 2008.

    (c)
    Represents the elimination of lease expense on a manufacturing facility purchased in the fourth quarter of 2008, as if the purchase had been consummated on the first day of the period presented.

        Interest Rate Hedging Agreement.    Effective September 12, 2005, we entered into an interest rate hedging agreement (the "Hedge") to fix the interest rate on a portion of our term loan facility. The Hedge has a term of three years and ten months and expires on July 12, 2009. The Hedge had an initial notional balance of $220 million. The notional balance decreases by $20 million on October 12 of each of the next three years, beginning on October 12, 2006. As of December 31, 2008, the notional balance was $160 million. We pay a fixed rate of 4.431% on the notional balance outstanding and receive an amount equal to 3-month LIBOR. Any net payable or receivable amount is settled quarterly. As of December 31, 2008, the liability related to the Hedge was $2.6 million. The Hedge is accounted for as a cash flow hedge. The fair value of the Hedge is included in the caption "Derivative Liability" and "Deferred Taxes and Other Liabilities, net" in the consolidated balance sheet as of December 31, 2008 and 2007, respectively. We are required to consider our own credit risk in the valuation of the Hedge. The amount of interest receivable as of December 31, 2008 and 2007 was included in the caption "Accounts Receivable, net" in the consolidated balance sheets. Changes in the fair value of the Hedge are recorded as "Other Comprehensive Loss" in the consolidated statement of stockholders' equity. Payments made or received under the Hedge are included in the caption "Interest Expense" in the consolidated statements of operations and in the operating activities section of the statements of cash flows. For the next twelve months, the amount of Other Comprehensive Income related to the Hedge to be reclassified to earnings is $2.6 million. The Hedge does not require any cash collateral from either us or the counterparty.

        On February 2, 2009, we entered into two hedging arrangements to fix the interest rate on a portion of our term loan and fix the price per gallon of a substantial portion of our diesel fuel requirements. The interest rate hedge began on February 17, 2009 and expires on December 17, 2009 and has notional balance of $50 million from inception through July 16, 2009 and $210 million from July 17, 2009 to December 17, 2009. We will pay a fixed rate of 1.165% on the notional balance and receive an amount equal to 1-month LIBOR. Any net payable or receivable amount will be settled monthly. The diesel hedge began February 2, 2009 and expires on December 28, 2009. The notional amount of gallons changes on a monthly basis to match our anticipated utilization. We will pay a fixed rate of $1.55 per gallon (wholesale basis) and receive an amount equal to a wholesale index rate. Any net payable or receivable amount will be settled monthly. These hedging arrangements require us to provide cash collateral in a minimum amount of $1.6 million. We may have to provide additional cash collateral if the fair value of the hedges decreases as a result of changes in interest rates and diesel prices. The terms of our credit facilities limit the amount of cash collateral we can provide to a maximum of $5.0 million. In the event the cash collateral requirements exceed this amount, we will be forced to unwind all or a portion of the hedges.

        We are exposed to risk of loss in the event of non-performance by the counterparty to its hedging arrangements. We do not anticipate non-performance by the counterparty, however recent dislocations in the credit markets have resulted in greater uncertainty regarding counterparty performance.

        Liquidity Outlook.    Due to the seasonal nature of our business, we record the majority of our revenues and profits during the months of May through September. The majority of the cash generated from those operations is received between July and November. We expect to fully utilize the excess cash generated from our 2008 selling season during the winter and spring of 2009 to fund our operations, debt service, capital expenditures and acquisitions.

        We currently estimate that our capital expenditures for 2009 will be approximately $17 million to $19 million, which will primarily be used to maintain and expand our traditional ice operations. In the normal course of our business, we dispose of obsolete, worn-out and unneeded assets and have historically applied those funds against capital expenditures.

        Based on our expected level of operations, we believe that cash flows from operations, together with available borrowings under our revolving credit facility, will be adequate to meet our future liquidity needs for at least the next twelve months. As of March 6, 2009, we had approximately $8.2 million of cash on hand at Reddy Holdings, approximately $13.3 million of cash at Reddy Corp. and approximately $43.9 million of availability under our revolving credit facility, which reflected outstanding standby letters of credit of $6.1 million and a $10 million reduction based on the expected non-performance by LCP of its commitment under our revolving credit facility. During the next three months, we expect availability under our revolving credit facility will decrease due to borrowings on our revolving credit facility to fund operations, capital expenditures, debt service and acquisitions and anticipated letter of credit requirements. Borrowings under our revolving credit facility are expected to occur in the spring as our cash flows from operations decline to their lowest point during March and April due to reduced sales in January and February and the need to finance seasonal increases in accounts receivable and inventories as temperatures and sales volumes begin to increase in April and May. Furthermore, we expect the outstanding balance of our standby letters of credit to increase to approximately $8 million to $10 million by the end of 2009 as a result of the need to provide collateral to secure operating lease financing, outstanding surety bonds and obligations to certain vendors. We expect availability under our revolving credit facility to be no less than $35 million at all times during 2009.

        As noted previously, we record the majority of our sales and any profits during the months of May through September and the majority of the cash generated from those operations is received in July through November, by which time, we expect to have repaid all amounts borrowed under our revolving credit facility in the spring, fund current capital expenditures and debt service and build up cash balances. We expect to be in compliance with our debt covenants over the next twelve months, however, in the event that we are in jeopardy of a dividend suspension period under Reddy Corp.'s credit facilities, or the margin of compliance with the leverage ratio financial covenant in Reddy Corp.'s credit facilities narrows, we could use a portion of our excess cash or revolving credit facility availability to pay down principal on the term loan to maintain compliance.

        Our revolving credit facility expires on August 12, 2010. We are managing our cash position and capital requirements over the next 18 months to allow us to operate without the revolving credit facility after the expiration date. We currently project having sufficient cash on hand at the end of 2010 to allow us to safely operate throughout 2011, by which time we expect to refinance our indebtedness.

        Interest expense on our senior discount notes (see "—Senior Discount Notes"), becomes payable in cash on a semi-annual basis beginning May 1, 2009. The annual cash obligation for this interest is $15.8 million. Expenses in connection with the antitrust investigations and related civil litigation may require the use of cash on hand at Reddy Holdings or Reddy Corp. or borrowings under our revolving credit facility. As of March 6, 2009, our cash on at Reddy Holdings, net of accrued expenses related the antitrust investigations and related civil litigation, was approximately $6 million. Based on the current status of the investigation and related civil litigation and projected expenses, we believe Reddy Holdings' cash balance will be sufficient to fund these expenses for the next twelve months, however this expectation includes assumptions regarding matters beyond our control or knowledge. If Reddy

Holdings were to require additional cash to fund its expenses related to the antitrust investigations, Reddy Corp. has the ability under the credit facility to transfer $1.0 million to Reddy Holdings in each of 2009 and 2010 and Reddy Holdings is permitted to raise at least $10 million in additional debt. We are also evaluating our insurance coverage with regards to the costs of the investigations and related civil litigation and are working to maximize any potential reimbursements.

        Contractual Obligations.    The table below summarizes the future payments due under our significant contractual obligations as of December 31, 2008:

	Total	2009	2010 to 2011	2012 to 2013	2014 and thereafter
	(in millions)
Long-term debt(1)	$476.4	$25.1	$43.8	$407.5	$—
Operating leases	50.8	13.2	20.9	12.8	3.9
Purchase obligations(2)	64.8	17.0	34.0	13.8	—
Uncertain tax positions(3)	3.6	3.6	—	—	—

Total contractual obligations	$595.6	$58.9	$98.7	$434.1	$3.9

(1)
Includes estimated cash interest to be paid over the remaining terms of the debt.

(2)
Consists of our obligation to purchase (i) 2,000 merchandisers and $0.75 million of spare parts per year under a supply agreement that expires May 31, 2012 and (ii) 250 million bags per year under a supply agreement that expires on December 31, 2012.

(3)
Due to the uncertainty related to the timing and reversal of uncertain tax positions, only the short-term uncertain tax benefits have been provided in the table above. The long-term amounts excluded from the table above were approximately $3.6 million.

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

        Our results to date have not been significantly impacted by inflation, other than costs directly related to energy prices, such as fuel, plastic bags and electricity. If we experience high inflation in these costs in the future, or inflationary pressures have significant effects on other cost categories, we may not be able to pass on all of these higher costs to our customers in the short term. We do believe that we will be able to pass on higher costs to our customers over longer periods of time, however there can be no assurance that we will be successful in such efforts.

        The ice business is highly seasonal, with the bulk of demand coming in the warmer spring and summer months. Accordingly, we experience seasonal fluctuations in our net sales and profitability. We make a disproportionate amount of our sales in the second and third calendar quarters. We also typically earn any net income in these same periods, whereas we typically experience net losses in the first and fourth calendar quarters. We believe that approximately two-thirds of our revenues will occur during the second and third calendar quarters when the weather conditions are generally warmer and demand is greater, while approximately one-third of our revenues will occur during the first and fourth calendar quarters when the weather is generally cooler. This belief is consistent with historical trends. As a result of seasonal revenue declines and the lack of proportional corresponding expense decreases, we will most likely experience lower profit margins and losses during the first and fourth calendar quarters. In addition, because our operating results depend significantly on sales during our peak season, our quarterly results of operations may fluctuate significantly as a result of adverse weather during this peak selling period if the weather is unusually cool or rainy on a more national or regional basis.

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

        Long-Lived Assets.    Property and equipment is carried at cost and is being depreciated on a straight-line basis over estimated lives of 10 to 40 years for buildings and site improvements and 2 to 20 years for plant, equipment and machinery. Leasehold improvements are depreciated over the shorter of the lease term or the assets useful life. Maintenance and repairs are charged to expense as incurred, while capital improvements that extend the useful lives of the underlying assets are capitalized. We accounted for all of our historical acquisitions using the purchase method of accounting and as a result recorded significant amounts of goodwill. Other intangible assets include the following that are amortized over their useful lives:

Intangible Assets	Useful Life
Goodwill	Indefinite life
Trade name	Indefinite life
Patent	Remaining legal life of 18 years as of acquisition date
Customer relationships	Straight line method over economic lives of eight to 30 years
Debt issue costs	Effective interest method over the term of the debt

        Impairment of Goodwill and Long-Lived Assets.    In accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The determination of recoverability of long-lived assets and certain other identifiable intangible assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition. Measurement of an impairment loss for long-lived assets and other intangible assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or net realizable value. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is evaluated using a market valuation approach, based on valuations of comparable businesses, multiples of earnings of comparable businesses and discounted cash flows. Goodwill and certain other intangible assets are evaluated at each fiscal year end and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. At December 31, 2008, we considered the market value of our stock and other factors to evaluate the recoverability of our long-lived assets.

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

        Income Taxes.    We account for income taxes under the liability method, which requires, among other things, recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. Under this method, deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and the recognition of available tax carryforwards.

        Revenue Recognition.    Revenue is recognized when product (packaged ice and ice packaging bags for Ice Factory units) is delivered to and accepted by customers. In 2008, traditional ice manufacturing and distribution and Ice Factory operations accounted for 91% and 9% of our revenues, respectively. There is no right of return with respect to the packaged ice and bags delivered. Revenue resulting from management agreements for Ice Factories are recognized as earned under contract terms.

        Stock-based Compensation.    Effective January 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock- Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure". Under the provisions of SFAS No. 148, the Company selected the modified prospective method of adoption and therefore began recognizing stock-based employee compensation cost related to all employee awards that were outstanding as of January 1, 2005.

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

        We adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method. Under the modified prospective method, compensation cost is recognized for all awards granted after adoption of the standard and for the unvested portion of previously granted awards that are outstanding on that date. Compensation expense is based primarily on the market value of our stock at the date of grant of the awards.

Recently Adopted Accounting Pronouncements

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

        FIN 48 was effective for fiscal years beginning after December 15, 2006. We were required to record the impact of adopting FIN 48 as an adjustment to the January 1, 2007 beginning balance of retained earnings (deficit). Adoption of this standard had no impact on our consolidated statement of operations. Upon adoption of FIN 48, our unrecognized tax benefits totaled $3.7 million. As a result of adoption, our liability for unrecognized tax benefits increased $2.9 million. This also resulted in a $1.8 million increase to the January 1, 2007 balance of retained deficit, a $1.1 million increase in deferred tax benefits related to the federal benefit of unrecognized tax positions and a $0.8 million reclassification of amounts previously reserved at December 31, 2006.

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

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value estimates. Adoption of this standard on January 1, 2008 had no significant impact on our operations and financial position.

        In February 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-2 which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. We elected to defer the adoption of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities until January 1, 2009. We are currently evaluating what other impacts this standard may have on our results of operations and financial position.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Adoption of this standard on January 1, 2008 had no impact on the our results of operations and financial position as we elected not to remeasure any of our financial assets or liabilities at fair value.

New Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. This standard will be effective for any acquisition completed after December 31, 2008.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities". SFAS No. 161 will require enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We will include the required disclosures under SFAS No. 161 upon adoption.

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

        In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities". This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS") under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, "Earnings per Share". FSP No. EITF 03-6-1 is effective for fiscal years beginning on or after December 15, 2008. All prior period EPS data presented after adoption is to be adjusted retrospectively to conform with the provisions of FSP No. EITF 03-6-1. We are currently evaluating the impact that this standard may have on our results of operations and financial position.

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

        As of December 31, 2008, our credit facilities had an outstanding principal balance of $240.0 million at a weighted average interest rate of 6.5% per annum. At December 31, 2008, the 3-month LIBOR rate was 1.42%. Including the effect of the Hedge, the weighted average interest rate of balances outstanding under the credit facilities was 6.3%. If LIBOR were to increase by 1% from that level, the annual increase in interest expense, given our principal balances at December 31, 2008 and the effect of the Hedge, would be approximately $0.8 million.

        We are exposed to risk of loss in the event of non-performance by the counterparty to our hedging arrangements. We do not anticipate non-performance by the counterparty, however recent dislocations in the credit markets have resulted in greater uncertainty regarding counterparty performance.

ITEM 8.    Financial Statements and Supplementary Data

        The financial statements and supplementary data required hereunder are included in this report as set forth in Item 15(a) of Part IV hereof and are incorporated herein by reference.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On November 12, 2008, we dismissed Deloitte & Touche LLP ("Deloitte") as our independent registered public accounting firm.

        During the fiscal years ended December 31, 2006 and 2007 and subsequent period from January 1, 2008 through November 12, 2008, there were no reportable events as defined by Item 304(a)(1)(v) except as described below. On March 5, 2008, we and certain of our employees, including members of our management, received grand jury subpoenas issued from the U.S. District Court for the Eastern District of Michigan seeking information in connection with an investigation by DOJ into possible antitrust violations in the packaged ice industry. On March 6, 2008, our Board of Directors formed a special committee of independent directors to conduct an internal investigation of these matters. As a result of the ongoing DOJ investigation and resulting Special Committee investigation, Deloitte had periodically requested, and the Special Committee provided, limited information regarding the scope and findings of the investigation from the Special Committee in connection with Deloitte's quarterly review procedures. At the time of Deloitte's dismissal, the Special Committee's investigation was ongoing and therefore Deloitte's dismissal occurred prior to Deloitte receiving a full report on the scope and results of the investigation. At the time of Deloitte's dismissal, Deloitte indicated that it was not in a position to determine whether any additional information with respect to the DOJ and Special Committee investigations would materially impact previously issued audit reports or underlying financial statements or cause Deloitte to be unwilling to rely on Management's representations or be associated with our financial statements. At the time of Deloitte's dismissal, we indicated to Deloitte that they would not be requested to issue a consent with respect to their prior audit reports in the future.

ITEM 9A.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2008. Based on that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

        Management's Report on Internal Control Over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f) and 15d-15(f).

        Management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

        Changes in Internal Controls over Financial Reporting.    There has been no change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        The information called for by this item is hereby incorporated by reference from our Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 11.    Executive Compensation

        The information called for by this item is hereby incorporated by reference from our Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information called for by this item is hereby incorporated by reference from our Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 13.    Certain Relationships and Related Transactions and Director Independence

        The information called for by this item is hereby incorporated by reference from our Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 14.    Principal Accountant Fees and Services

        The information called for by this item is hereby incorporated by reference from our Proxy Statement for the 2009 Annual Meeting of Stockholders.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

  (a)
  The following documents are filed as part of this Annual Report or are incorporated by reference:

  1.
  Financial Statements

  Report of Independent Registered Public Accounting Firm

  Consolidated Balance Sheets as of December 31, 2008 and 2007.

  Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006.

  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2008, 2007 and 2006.

  Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006.

  Notes to Consolidated Financial Statements for the years ended December 31, 2008, 2007 and 2006.

  2.
  Financial Statement Schedules

  Schedule I—Parent Company Financial Statements

        All other financial statement schedules are omitted because the information is not required, is not material or is otherwise included in the consolidated financial statements or notes thereto included elsewhere in this Annual Report.

  3.
  Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Reddy Ice Holdings, Inc., dated August 2, 2005. (Exhibit 3.1)(4)
3.2	Amended and Restated By-Laws of Reddy Ice Holdings, Inc. (Exhibit 3.2)(6)
4.1	Form of Certificate of Common Stock (Exhibit 4.1)(4)
4.2	Reddy Ice Holdings, Inc. Shareholders Agreement, dated August 14, 2003. (Exhibit 9.1)(1)
4.3	Indenture of 10 1/2% Senior Discount Notes due 2012 between Reddy Ice Holdings, Inc. and U.S. Bank National Association dated as of October 27, 2004. (Exhibit 4.2)(2)
4.4	Supplemental Indenture of 10 1/2% Senior Discount Notes due 2012 between Reddy Ice Holdings, Inc. and U.S. Bank National Association, dated as of July 28, 2005. (Exhibit 4.6)(6)
10.1	Form of Indemnification Agreement between Officers of Reddy Ice Holdings, Inc. and Reddy Ice Holdings, Inc., effective August 14, 2003. (Exhibit 10.2)(1)
10.2	Form of Indemnification Agreement between Officers of Packaged Ice, Inc. and Packaged Ice, Inc. (n/k/a Reddy Ice Corporation), effective August 14, 2003. (Exhibit 10.3)(1)
10.3	Form of Indemnification Agreement between Directors of Reddy Ice Holdings, Inc. and Reddy Ice Holdings, Inc., effective August 14, 2003. (Exhibit 10.4)(1)
10.4	Form of Indemnification Agreement between Directors of Packaged Ice, Inc. and Packaged Ice, Inc. (n/k/a Reddy Ice Corporation), effective August 14, 2003. (Exhibit 10.5)(1)
10.5	Employment Agreement of William P. Brick, dated August 14, 2003. (Exhibit 10.13)(1)
10.6	Employment Agreement of Steven J. Janusek, dated August 14, 2003. (Exhibit 10.15)(1)
10.7	Employment Agreement of Ben D. Key, dated August 14, 2003. (Exhibit 10.16)(1)
10.8	Employment Agreement of Thomas L. Dann, dated August 14, 2003. (Exhibit 10.17)(1)
10.9	Employment Agreement of Graham D. Davis, dated August 14, 2003. (Exhibit 10.18)(1)
10.10	Employment Agreement of Joseph A. Geloso, dated August 14, 2003. (Exhibit 10.19)(1)
10.11	Employment Agreement of Mark A. Steffek, dated August 14, 2003. (Exhibit 10.20)(1)
10.12	Employment Agreement of Gilbert M. Cassagne, dated June 23, 2008. (Exhibit 10.1)(10)
10.13	Employment Agreement of Paul D. Smith, dated September 15, 2008. (Exhibit 10.1)(11)
10.14	Purchase Agreement among Reddy Ice Holdings, Inc., Credit Suisse First Boston LLC, CIBC World Markets Corp. and Bear, Stearns & Co. Inc., dated October 27, 2004. (Exhibit 10.1)(2)

Exhibit No.		Description
10.15		Registration Rights Agreement among Reddy Ice Holdings, Inc., Credit Suisse First Boston LLC, CIBC World Markets Corp. and Bear, Stearns & Co. Inc. dated October 27, 2004. (Exhibit 10.1)(2)
10.16		Dealer Manager and Consent Solicitation Agreement between Reddy Ice Group, Inc. and Credit Suisse First Boston LLC dated as of March 22, 2005. (Exhibit 10.25)(3)
10.17
Amended and Restated Credit Agreement among Reddy Ice Group, Inc., Various Financial Institutions and Other Persons from Time to Time Parties thereto, Credit Suisse, Cayman Islands Branch, Bear Stearns Corporate Lending Inc., Lehman Brothers Inc. and CIBC World Markets Corp. dated as of August 9, 2005. (Exhibit 10.1)(5)
10.18		Amended and Restated Parent Guaranty and Pledge Agreement, between Reddy Ice Holdings, Inc. and Credit Suisse dated as of August 12, 2005. (Exhibit 10.26)(6)
10.19
First Amendment and Assumption Agreement among Reddy Ice Holdings, Inc., Reddy Ice Group, Inc., Reddy Ice Corporation, the Lenders and Credit Suisse, Cayman Islands Branch, dated as of January 1, 2007. (Exhibit 10.22)(8)
10.20		Amended and Restated Borrower Pledge and Security Agreement between Reddy Ice Corporation and Credit Suisse, Cayman Islands Branch dated as of January 1, 2007. (Exhibit 10.23)(8)
10.21		Reddy Ice Holdings, Inc. 2005 Long Term Incentive and Share Award Plan, as amended on May 17, 2007. (Exhibit 10.25)(9)
10.22		Form of Restricted Share Unit Agreement for certain members of management. (Exhibit 10.1)(7)
10.23		Form of Restricted Share Unit Agreement. (Exhibit 10.2)(7)
10.24		Restricted Stock Agreement of Gilbert M. Cassagne, dated June 23, 2008 (Exhibit 10.2)(10)
10.25		Restricted Stock Agreement of Paul D. Smith, dated June 23, 2008 (Exhibit 10.2)(11)
11.1	*	Statement Regarding Computation of Per Share Earnings
12.1	*	Statements Regarding Computation of Ratios
14.1	†	Code of Business Conduct and Ethics, dated December 10, 2008
21.1		List of subsidiaries. (Exhibit 21.1)(8)
23.1	†	Consent of PricewaterhouseCoopers LLP.
31.1	†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	Section 1350 Certification of Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	†	Section 1350 Certification of Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Included in our consolidated financial statements.

†
Filed herewith.

(1)
Filed as an Exhibit to our Form S-4 filed with the Commission on November 13, 2003 and incorporated herein by reference.

(2)
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

(9)
Filed as an Exhibit to our Form 10-K filed with the Commission on March 14, 2008 and incorporated herein by reference.

(10)
Filed as an Exhibit to our Form 8-K filed with the Commission on June 24, 2008 and incorporated herein by reference.

(11)
Filed as an Exhibit to our Form 8-K filed with the Commission on September 15, 2008 and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDY ICE HOLDINGS, INC.
By:	/s/ STEVEN J. JANUSEK Steven J. Janusek Chief Financial and Accounting Officer

March 10, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ WILLIAM P. BRICK William P. Brick	Chairman of the Board and Executive Chairman	March 10, 2009
/s/ GILBERT M. CASSAGNE Gilbert M. Cassagne	Chief Executive Officer, President and Director	March 10, 2009
/s/ KEVIN J. CAMERON Kevin J. Cameron	Director	March 10, 2009
/s/ THEODORE J. HOST Theodore J. Host	Director	March 10, 2009
/s/ MICHAEL S. MCGRATH Michael S. McGrath	Director	March 10, 2009
/s/ MICHAEL H. RAUCH Michael H. Rauch	Director	March 10, 2009
/s/ ROBERT N. VERDECCHIO Robert N. Verdecchio	Director	March 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Reddy Ice Holdings, Inc.

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Reddy Ice Holdings, Inc. and its subsidiary at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 10, 2009

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,684	$17,183
Accounts receivable, net	27,879	27,268
Inventories, parts and supplies	12,323	10,709
Prepaid expenses and other current assets	3,218	3,434
Deferred tax assets	1,945	2,382

Total current assets	85,049	60,976
RESTRICTED CASH AND CASH EQUIVALENTS	—	17,262
PROPERTY AND EQUIPMENT, net	213,015	220,673
GOODWILL	79,493	226,591
OTHER INTANGIBLES, net	76,640	81,744
OTHER ASSETS	362	314

TOTAL	$454,559	$607,560

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$—	$20
Revolving credit facility	—	—
Accounts payable	19,106	16,371
Accrued expenses	16,486	18,294
Derivative liability	2,564	—
Dividends payable	—	9,240

Total current liabilities	38,156	43,925
LONG-TERM OBLIGATIONS	390,500	378,238
DEFERRED TAXES AND OTHER LIABILITIES, net	25,031	45,415
COMMITMENTS AND CONTINGENCIES (Note 14)	—	—
STOCKHOLDERS' EQUITY:
Preferred stock; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; 22,114,116 and 21,999,995 shares issued and outstanding at December 31, 2008 and 2007, respectively	221	220
Additional paid-in capital	221,824	220,679
Accumulated deficit	(218,976)	(80,052)
Accumulated other comprehensive loss	(2,197)	(865)

Total stockholders' equity	872	139,982

TOTAL	$454,559	$607,560

See notes to consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except per share amounts)
Revenues	$329,298	$339,038	$334,950
Cost of sales (excluding depreciation)	214,905	215,204	205,936
Depreciation expense related to cost of sales	20,796	19,832	18,532

Gross profit	93,597	104,002	110,482
Operating expenses	47,550	44,981	48,475
Depreciation and amortization expense	6,715	6,176	5,621
Loss on dispositions of assets	1,869	1,743	1,060
Impairment of goodwill and long-lived assets (Note 2)	149,905	1,440	370
Cost of antitrust investigations and related litigation (Note 14)	15,524	—	—
Transaction costs related to merger agreement (Note 1)	835	2,456	—
Gain on property insurance settlement	(1,036)	—	—

Income (loss) from operations	(127,765)	47,206	54,956
Interest expense	(31,893)	(31,307)	(29,624)
Interest income	825	852	869
Gain on termination of merger agreement (Note 1)	17,000	—	—

Income (loss) from continuing operations before income taxes	(141,833)	16,751	26,201
Income tax benefit (expense)	21,402	(7,347)	(10,349)

Income (loss) from continuing operations	(120,431)	9,404	15,852
Income (loss) from discontinued operations, net of tax	—	939	(1,191)

Net income (loss)	$(120,431)	$10,343	$14,661

Basic net income (loss) per share:
Income (loss) from continuing operations	$(5.47)	$0.43	$0.74
Income (loss) from discontinued operations	—	0.04	(0.06)

Net income (loss)	$(5.47)	$0.47	$0.68

Weighted average common shares outstanding	22,025	21,784	21,405

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(5.47)	$0.43	$0.74
Income (loss) from discontinued operations	—	0.04	(0.06)

Net income (loss)	$(5.47)	$0.47	$0.68

Weighted average common shares outstanding	22,025	21,980	21,716

Cash dividends declared per share	$0.8400	$1.6600	$1.5825

See notes to consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
						Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value	Additional Paid-In Capital	Unearned Compensation	Accumulated Deficit		Total
	(in thousands)
Balance at December 31, 2005	21,690	$217	$213,096	$(52)	$(32,065)	$1,987	$183,183
Reclassification of unearned compensation upon adoption of SFAS No. 123(R)	—	—	(52)	52	—	—	—
Compensation expense related to stock-based awards	—	—	4,794	—	—	—	4,794
Cash dividends declared	—	—	—	—	(34,586)	—	(34,586)
Repurchase and retirement of common stock	(53)	(1)	(1,034)	—	—	—	(1,035)
Vesting of restricted stock units	172	2	(2)	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	14,661	—	14,661
Change in fair value of derivative	—	—	—	—	—	631	631

Total comprehensive income							15,292

Balance at December 31, 2006	21,809	$218	$216,802	$—	$(51,990)	$2,618	$167,648
Cumulative effect of change in accounting principle (see Note 10)	—	—	—	—	(1,835)	—	(1,835)
Compensation expense related to stock-based awards	—	—	3,879	—	—	—	3,879
Cash dividends declared	—	—	—	—	(36,570)	—	(36,570)
Vesting of restricted stock units	191	2	(2)	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	10,343	—	10,343
Change in fair value of derivative	—	—	—	—	—	(3,483)	(3,483)

Total comprehensive income							6,860

Balance at December 31, 2007	22,000	$220	$220,679	$—	$(80,052)	$(865)	$139,982
Compensation expense related to stock-based awards	—	—	1,611	—	—	—	1,611
Cash dividends declared	—	—	—	—	(18,493)	—	(18,493)
Issuance of restricted stock	50	—	—	—	—	—	—
Vesting of restricted stock units	83	1	(1)	—	—	—	—
Repurchase and retirement of common stock	(19)	—	(199)	—	—	—	(199)
Tax deficiency in connection with vesting of restricted stock units	—	—	(266)	—	—	—	(266)
Comprehensive loss:
Net loss	—	—	—	—	(120,431)	—	(120,431)
Change in fair value of derivative	—	—	—	—	—	(1,332)	(1,332)

Total comprehensive loss							(121,763)

Balance at December 31, 2008	22,114	$221	$221,824	$—	$(218,976)	$(2,197)	$872

See notes to consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(120,431)	$10,343	$14,661
Adjustments to reconcile net income (loss) to net cash provided by operating activities (excluding working capital from acquisitions):
Depreciation and amortization expense	27,511	26,927	25,396
Amortization of debt issue costs and debt discounts	13,719	14,903	13,596
Deferred tax expense (benefit)	(22,083)	7,311	8,878
Loss on disposition of assets	1,869	1,726	1,107
(Gain) on sale of discontinued operations	—	(1,407)	—
Stock-based compensation expense	1,611	3,879	4,794
Impairment of goodwill and long-lived assets	149,905	1,440	3,718
Gain on property insurance settlement	(1,036)	—	—
Excess tax benefits from stock-based compensation	—	(190)	—
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivables	(1,034)	(939)	(2,331)
Inventories, parts and supplies	(1,527)	639	(1,257)
Prepaid assets	146	(998)	(369)
Accounts payable, accrued expenses and other	3,379	(1,398)	2,072

Net cash provided by operating activities	52,029	62,236	70,265

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(18,004)	(24,605)	(18,582)
Proceeds from dispositions of assets	2,006	1,193	1,967
Cost of acquisitions, net of cash acquired	(3,934)	(26,842)	(12,936)
Proceeds from the sale of non-ice businesses	—	19,403	—
Decrease (increase) in restricted cash and cash equivalents, net	17,262	(17,262)	—
Proceeds from property insurance settlement	1,496	—	—
Collection of note receivable	23	43	17
Cost of purchases of leased assets	(425)	(367)	—

Net cash used in investing activities	(1,576)	(48,437)	(29,534)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends and other distributions to stockholders	(27,733)	(36,158)	(34,054)
Excess tax benefits from stock-based compensation	—	190	—
Repurchase and retirement of common stock	(199)	—	(1,035)
Borrowings (repayments) under the revolving credit facility, net	—	—	—
Repayment of debt	(20)	(82)	(205)

Net cash used in financing activities	(27,952)	(36,050)	(35,294)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,501	(22,251)	5,437
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,183	39,434	33,997

CASH AND CASH EQUIVALENTS, END OF PERIOD	$39,684	$17,183	$39,434

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$15,672	$16,726	$15,930

Cash receipts of interest income	$877	$954	$799

Cash payments for income taxes	$1,145	$152	$864

Borrowings under the revolving credit facility	$55,000	$78,150	$45,905

Repayments under the revolving credit facility	$(55,000)	$(78,150)	$(45,905)

Cash dividends declared, not paid	$—	$9,240	$8,828

Capitalized interest	$—	$344	$—

Increase (decrease) in fair value of derivative	$(1,036)	$(4,147)	$631

Additions to property and equipment included in accounts payable	$1,076	$1,475	$326

See notes to consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

        Reddy Ice Holdings, Inc. ("Reddy Holdings"), and its wholly-owned subsidiary, Reddy Ice Corporation ("Reddy Corp."), referred to collectively as the "Company", manufactures and distributes packaged ice products.

        On August 12, 2005, Reddy Holdings completed an initial public offering of its common stock (see Note 11). As a result of the offering, Reddy Holdings' common shares are publicly traded on the New York Stock Exchange under the ticker symbol "FRZ".

        On January 1, 2007, Reddy Ice Group Inc., a wholly-owned subsidiary of Reddy Holdings, merged with its wholly-owned subsidiary, Reddy Corp., with Reddy Corp. being the surviving entity.

        On July 2, 2007, the Company announced that it had entered into an Agreement and Plan of Merger, dated as of July 2, 2007 (the "Merger Agreement"), by and among Reddy Ice Holdings, Inc. and certain affiliates of GSO Capital Partners LP ("GSO"). The Merger Agreement provided for the acquisition of the Company's outstanding common stock for a cash purchase price of $31.25 per share.

        On January 31, 2008, the Company reached an agreement with affiliates of GSO to terminate the Merger Agreement. A settlement agreement (the "Settlement Agreement") was entered into which released all parties from any claims related to the contemplated acquisition and provided for a $21 million termination fee to be paid by GSO. The Company agreed to pay up to $4 million of fees and expenses incurred by GSO and its third-party consultants in connection with the transaction. The Company received a net payment of $17 million on February 5, 2008. During 2008 and 2007, the Company incurred $0.8 million and $2.5 million, respectively, of legal and other professional service expenses in connection with the transaction and the related stockholder litigation (see Note 14). Such costs are included in the caption "Transaction costs related to the merger agreement" in the consolidated statements of operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation.    The consolidated financial statements include the accounts of Reddy Holdings and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Cash and Cash Equivalents.    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Book overdrafts are reclassified to accounts payable. The amount reclassified to accounts payable as of December 31, 2008 and 2007 was $8.6 million and $2.4 million, respectively.

        Restricted Cash and Cash Equivalents.    Restricted cash consisted of the remaining, unutilized proceeds from the sale of the Company's bottled water and cold storage operations in 2007 (see Note 3).

        Accounts Receivable.    Accounts receivable are net of allowances for doubtful accounts of $0.7 million and $0.6 million at December 31, 2008 and 2007, respectively. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make the required payments on their accounts. The estimated losses are based on past experience with similar accounts receivable. If the financial condition of the Company's customers were to deteriorate,

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

resulting in an impairment of their ability to make payments, additional allowances may be required. The following table represents the roll-forward of the allowance for doubtful accounts:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Beginning balance	$569	$552	$600
Charges to expense	257	218	116
Write-offs and other adjustments	(101)	(201)	(164)

Ending balance	$725	$569	$552

        Inventories, parts and supplies.    Inventories consist of raw materials, parts and supplies and finished goods. Raw materials are composed of ice packaging material. Parts and supplies consist of spare parts for production equipment and ice merchandisers and miscellaneous supplies. Finished goods consists of packaged ice. Inventories are valued at the lower of cost or market and include overhead allocations. Cost is determined using the first-in, first-out method.

        Property and equipment.    Property and equipment is carried at cost and is being depreciated on a straight-line basis over estimated lives of 10 to 40 years for buildings and site improvements and 2 to 20 years for plant, equipment and machinery. Leasehold improvements are depreciated over the shorter of the lease term or the assets useful life. Maintenance and repairs are charged to expense as incurred, while capital improvements that extend the useful lives of the underlying assets are capitalized.

        Goodwill and Other Intangibles.    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," the Company does not amortize its goodwill and certain intangible assets with an indefinite life. Other intangible assets include the following that are amortized over their useful lives:

Intangible Assets	Useful Life
Goodwill	Indefinite life
Trade name	Indefinite life
Patent	Remaining legal life of 18 years as of acquisition date
Customer relationships	Straight line method over economic lives of eight to 30 years
Debt issue costs	Effective interest method over the term of the debt

        Loss on Disposition of Assets.    The Company periodically evaluates the commercial and strategic use of its fixed assets, including land, buildings and improvements and machinery and equipment. In connection with these evaluations, some facilities may be consolidated and others may be sold. Worn out or obsolete equipment is sold, scrapped or otherwise disposed of from time to time. Net gains or losses related to the sale or other disposition of property and equipment are recorded in the caption "Loss on Dispositions of Assets" in the consolidated statements of operations.

        Impairment of Long-Lived Assets.    In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The determination of

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

recoverability of long-lived assets and certain other identifiable intangible assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition. Measurement of an impairment loss for long-lived assets and other intangible assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

        In 2008 and 2007, the Company reviewed one piece of real estate each year as a result of a pending sale of the property in accordance with SFAS No. 144. As a result of this review, the Company recorded an impairment charge of $0.2 million in 2008 and $1.4 million in 2007.

        In 2006, the Company reviewed two pieces of real estate as a result of a pending sale of one property and physical damage to another in accordance with SFAS No. 144. As a result of this review, the Company recorded an impairment charge of $0.4 million during 2006.

        Impairment of Goodwill.    In accordance with SFAS No. 142, goodwill is evaluated using multiple models, including a market valuation approach, which is based on the valuations of comparable businesses, multiples of earnings of comparable businesses and discounted cash flows. The Company evaluates goodwill at each fiscal year end and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

        As a result of the decline in the Company's stock price during the three months ended September 30, 2008, the Company's total stockholders' equity exceeded its equity market capitalization (including the application of a reasonable control premium) as of September 30, 2008 and, as a result, the Company performed a goodwill impairment assessment as of September 30, 2008. Because the Company is a single reporting unit, the Company's impairment assessment primarily considered the Company's stock price and did not include management's long-range forecasts or any other valuation measures. Based on the evaluation of the Company's enterprise value and the estimated amount by which the current fair value of the Company's fixed assets and intangible assets exceeded their book value, the Company concluded that its goodwill was impaired. As a result, a non-cash charge of $149.7 million (pretax) was recorded during the three months ended September 30, 2008 to reduce goodwill to its estimated fair value as of September 30, 2008.

        Key assumptions for the impairment evaluation included the market price of Company's stock and control premium. Based on the evaluation of the Company's stock price and trading activity in September and October 2008, a price of $2.00 per share was used for the analysis as that amount appeared to reflect all related pricing information related to the events reported in September 2008 in the Company's Form 8-K's.

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

        Revenue Recognition.    Revenue is recognized when product (packaged ice and ice packaging bags for Ice Factory units) is delivered to and accepted by customers. There is no right of return with respect to the packaged ice and bags delivered. Revenue resulting from management agreements for

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Ice Factories are recognized as earned under contract terms. In 2008, traditional ice manufacturing and distribution and Ice Factory operations accounted for 91% and 9% of revenues, respectively.

        Rebates.    Rebates paid to the Company's customers are accrued as a reduction of revenues as earned by the customer. Rebates to be received from the Company's vendors are accrued as a reduction of costs as earned.

        Shipping and Handling Costs.    Shipping and handling costs are included in the caption "Costs of Sales" in the consolidated statements of operations.

        Earnings Per Share.    The computation of net income (loss) per share is based on net income (loss) divided by the weighted average number of shares outstanding. For the year ended December 31, 2008, there were 0.3 million shares of dilutive securities which were not included in the computation of diluted net loss per share as their effect would be anti-dilutive. All shares outstanding at December 31, 2007 and 2006 were included in the computation of diluted earnings per share.

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except per share amounts)
Net income (loss) for basic and diluted computation	$(120,431)	$10,343	$14,661

Basic net income (loss) per share:
Weighted average common shares outstanding	22,025	21,784	21,405

Income (loss) from continuing operations	$(5.47)	$0.43	$0.74
Income (loss) from discontinued operations	—	0.04	(0.06)

Net income (loss)	$(5.47)	$0.47	$0.68

Diluted net income (loss) per share:
Weighted average common shares outstanding	22,025	21,784	21,405
Shares issuable from assumed conversion of restricted stock units and restricted stock	—	196	311

Weighted average common shares outstanding, as adjusted	22,025	21,980	21,716

Income (loss) from continuing operations	$(5.47)	$0.43	$0.74
Income (loss) from discontinued operations	—	0.04	(0.06)

Net income (loss)	$(5.47)	$0.47	$0.68

        Fair Values of Financial Instruments.    The Company's financial instruments consist primarily of debt obligations and an interest rate hedge agreement. See Note 9 regarding the fair value of these instruments.

        Interest Rate Hedging Agreement.    The Company's interest rate hedge is accounted for as a cash flow hedge. The differential to be paid or received on the interest rate hedge is accrued as interest rates change and is recognized over the life of the agreement as an increase or decrease in interest expense. The Company does not use this instrument for trading purposes. The Company entered into this hedging arrangement for the purpose of hedging the anticipated cash payments for interest

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

associated with its variable rate debt. The effect of this instrument is to lock the interest rate on a portion of the Company's variable rate term debt.

        Stock-based compensation.    During the years ended December 31, 2008, 2007 and 2006 the Company had two stock-based employee compensation plans, the Reddy Ice Holdings, Inc. Long Term Incentive and Share Award Plan, as amended (the "2005 Equity Incentive Plan") and the Reddy Ice Holdings, Inc. 2003 Stock Option Plan (the "2003 Stock Option Plan"), under which stock options and other forms of equity compensation may be granted from time to time. See Note 12 for further information regarding the plans.

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment", which established accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non-employees. SFAS No. 123(R) generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The standard also requires the Company to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.

        The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method. Under the modified prospective method, compensation cost is recognized for all awards granted after adoption of the standard and for the unvested portion of previously granted awards that were outstanding on that date.

        Comprehensive Income (Loss).    The Company reports comprehensive income (loss) in its consolidated statement of stockholders' equity. Comprehensive income (loss) consists of net earnings plus gains and losses affecting stockholders' equity that, under accounting principles generally accepted in the United States of America, are excluded from net earnings, including gains and losses related to certain derivative instruments net of tax.

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

        Concentration of Credit.    From time to time, the Company maintains cash balances at financial institutions in excess of federally insured limits. Accounts receivable potentially expose the Company to concentrations of credit risk. The Company provides credit in the normal course of business to certain customers in a variety of industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Because customers are dispersed among various geographic markets and industries, the Company's credit risk to any one customer or state economy is generally not significant. Revenues from one group of affiliated customers represented approximately 12% of the Company's consolidated revenues in 2008, 2007 and 2006. As of December 31, 2008, the

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company had outstanding receivables of $3.4 million related to the hurricanes that affected the Gulf Coast during 2008, including $2.7 million from the State of Texas.

        New Accounting Pronouncements.    In June 2006, the FASB issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a return and also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.

        FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company was required to record the impact of adopting FIN 48 as an adjustment to the January 1, 2007 beginning balance of accumulated deficit. Adoption of this standard had no impact on the consolidated statement of operations. Upon adoption of FIN 48, the Company's unrecognized tax benefits totaled $3.7 million. As a result of adoption, the Company's liability for unrecognized tax benefits increased $2.9 million. This also resulted in a $1.8 million increase to the January 1, 2007 balance of accumulated deficit, a $1.1 million increase in deferred tax benefits related to the federal benefit of unrecognized tax positions and a $0.8 million reclassification of amounts previously reserved at December 31, 2006.

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

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value estimates. Adoption of this standard on January 1, 2008 had no significant impact on the Company's results of operations and financial position.

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

        SFAS No. 157 establishes a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

  Level 1: Unadjusted quoted market prices in active markets for identical assets or liabilities.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Level 2: Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

  Level 3: Unobservable inputs for the asset or liability.

        The following tables present the assets and liabilities as of December 31, 2008 that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Liabilities:
Interest rate hedge	$2.4	$2.4	—	$2.4	—

        The interest rate hedge was valued using the income approach to calculate the present value of the future cash flows expected to be paid under the interest rate hedge. The value of the fixed leg is the present value of the known fixed coupon payments discounted at a market interest rate. The value of the floating leg is the present value of the projected floating coupon payments based on the forward LIBOR rates discounted at a market interest rate.

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

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. This standard requires the immediate expensing of acquisition related costs. This standard will be effective for acquisitions completed after December 31, 2008.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities". SFAS No. 161 will require enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company will include the required disclosures under SFAS No. 161 upon adoption.

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

        In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities". This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS") under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, "Earnings per Share". FSP No. EITF 03-6-1 is effective for fiscal years beginning on or after December 15, 2008. All prior period EPS data presented after adoption is to be adjusted retrospectively to conform with the provisions of FSP No. EITF 03-6-1. The Company is currently evaluating the impact that this standard may have on its results of operations and financial position.

3. DISCONTINUED OPERATIONS

        The Company sold its bottled water business and substantially all of its cold storage business on August 31, 2007 and September 7, 2007, respectively, for total gross cash proceeds of $20.3 million. These businesses comprised substantially all of the Company's non-ice business. The results of these businesses are presented as "Discontinued Operations", in the consolidated statements of operations. Further information related to these discontinued operations is as follows:

	December 31,
	2008	2007	2006
	(in thousands)
Revenues of discontinued operations	—	$6,208	$11,088

Income (loss) from operations of discontinued businesses	—	$115	$(1,968)
Gain on sale of discontinued operations	—	1,407	—

Income (loss) from discontinued operations before tax	—	1,522	(1,968)
Income tax benefit (expense)	—	(583)	777

Net income (loss) from discontinued operations	—	$939	$(1,191)

        None of the Company's debt or interest expense was allocated to the discontinued operations.

        The Company's senior credit facilities required that the net proceeds from the sale of the discontinued operations be used either to repay the outstanding term loan or to make acquisitions and/or capital expenditures within twelve months of the receipt of such proceeds (see Note 9). Accordingly, any remaining, unutilized net proceeds from the sales are reported as "Restricted Cash and Cash Equivalents" in the consolidated balance sheet. All proceeds were utilized to fund acquisitions or capital expenditures in 2007 and 2008.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS

        During 2008, 2007 and 2006, the Company purchased seven, twenty and ten ice companies, respectively, in connection with its program of acquiring ice businesses in existing or adjacent geographic markets. The total purchase price was allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair values as of the closing dates using valuations and other studies. The following table summarizes the aggregate purchase prices and estimated aggregate fair values of the assets acquired and the liabilities assumed at the date of acquisition:

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Total acquisition costs, including direct acquisition costs	$4.0	$26.8	$12.9
Assets acquired:
Cash, accounts receivable and inventory	$0.1	$0.3	$0.2
Property and equipment	1.1	8.8	4.8

Total assets acquired	1.2	9.1	5.0
Total liabilities assumed:
Accounts payable and other accrued liabilities	0.1	0.1	0.1
Deferred income taxes	0.4	0.6	0.2

Total liabilities assumed	0.5	0.7	0.3

Net assets acquired	$0.7	$8.4	$4.7

        The excess of the aggregate purchase price over the net assets acquired or net liabilities assumed was allocated to goodwill and other intangible assets as follows:

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Goodwill	$1.9	$10.2	$4.8
Other intangible assets	1.4	8.2	3.4

Total excess purchase price	$3.3	$18.4	$8.2

        The amount of tax deductible goodwill recognized in 2008, 2007 and 2006 was $1.3 million, $6.5 million and $2.5 million, respectively. Other intangible assets were comprised of customer lists and a patent, which are being amortized over useful lives of eight to 30 years. The acquisitions were funded out of the Company's restricted cash, revolving credit facility and operating cash flows. During 2008, the purchase price allocations of certain acquisitions closed in 2007 were adjusted. These adjustments resulted in a reduction in the purchase price of $0.05 million, a reduction in property and equipment of $0.3 million and an increase in deferred tax liabilities of $0.5 million, an increase in goodwill of $0.7 million and an increase in customer lists of $0.1 million.

        The results of operations of the 2008 acquisitions are included in the Company's consolidated results of operations from their respective acquisition dates, which range from February 29, 2008 to

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS (Continued)

September 30, 2008. The results of operations of the 2007 acquisitions are included in the Company's consolidated results of operations from their respective acquisition dates, which range from January 2, 2007 to December 28, 2007. The following unaudited pro forma information presents the Company's consolidated results of operations (i) for the year ended December 31, 2008 as if the seven acquisitions in 2008 had all occurred on January 1, 2008 and (ii) for the year ended December 31, 2007 as if the seven acquisitions in 2008 and the twenty acquisitions in 2007 had all occurred on January 1, 2007:

	Year Ended December 31,
	2008	2007
	(in thousands) (unaudited)
Pro forma revenues	$329,788	$347,342
Pro forma net income (loss)	$(120,415)	$10,908
Pro forma basic net income (loss) per share	$(5.47)	$0.50
Pro forma diluted net income (loss) per share	$(5.47)	$0.50

5. INVENTORIES, PARTS AND SUPPLIES

	December 31,
	2008	2007
	(in thousands)
Raw materials	$6,510	$5,308
Finished goods	2,694	2,484
Parts and supplies	3,119	2,917

Total	$12,323	$10,709

6. PROPERTY AND EQUIPMENT

	December 31,
	2008	2007
	(in thousands)
Land	$18,962	$19,103
Buildings and site improvements	69,724	69,062
Equipment and machinery	219,716	209,323
Construction in progress	1,243	1,644

Total	309,645	299,132
Less: accumulated depreciation	96,630	78,459

Total property and equipment, net	$213,015	$220,673

        Depreciation expense related to cost of sales for the years ended December 31, 2008, 2007 and 2006 was $20.8 million, $19.8 million and $18.5 million, respectively.

        Depreciation expense included in depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006 was $1.6 million, $1.3 million and $1.1 million, respectively.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. OTHER INTANGIBLE ASSETS

        At December 31, 2008 and 2007, other intangible assets consisted of the following:

	December 31,
	2008	2007
	(in thousands)
Non-amortizable intangible assets—trade name	$5,600	$5,600
Amortizable intangible assets:
Customer lists	90,470	88,997
Debt issue costs	9,271	9,271
Patent	803	803

Total	100,544	99,071
Less: accumulated amortization	29,504	22,927

Total amortizable intangibles, net	71,040	76,144

Total intangible assets, net	76,640	$81,744

        Amortization expense associated with customer lists and patents for the years ended December 31, 2008, 2007 and 2006 was $5.1 million, $4.9 million and $4.5 million, respectively. Amortization expense for each of the years ending December 31, 2009, 2010, 2011, 2012 and 2013 is estimated to be $5.2 million. There is no amortization expense included in cost of sales. As of December 31, 2008, the weighted average amortization period for customer lists and patents was 18 years.

8. ACCRUED EXPENSES

	December 31,
	2008	2007
	(in thousands)
Accrued compensation and employee benefits, including payroll taxes and workers compensation insurance	$4,264	$5,405
Accrued interest	6,087	3,779
Accrued utilities	1,433	1,681
Accrued property, sales and other taxes	1,091	3,131
Other accrued insurance	1,982	1,717
Other	1,629	2,581

Total	$16,486	$18,294

9. REVOLVING CREDIT FACILITY AND LONG-TERM OBLIGATIONS

        10 1/2% Senior Discount Notes.    On October 27, 2004, Reddy Holdings issued $151 million in aggregate principal amount at maturity of 10 1/2% Senior Discount Notes due 2012 (the "Discount Notes") in a private placement offering. The Discount Notes were subsequently registered with the SEC, effective August 26, 2005. Each Discount Note had an initial accreted value of $663.33 per $1,000 principal amount at maturity. The accreted value of each Discount Note increased from the date of issuance until November 1, 2008 at a rate of 10 1/2% per annum such that the accreted value equaled the stated principal amount at maturity on November 1, 2008. Thereafter, cash interest accrues

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. REVOLVING CREDIT FACILITY AND LONG-TERM OBLIGATIONS (Continued)

beginning November 1, 2008 and is payable semi-annually at a rate of 10 1/2% per annum. As of December 31, 2008, the fair value of the Discount Notes was $66.2 million, based on quoted market prices.

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

        The indenture governing the Discount Notes restricts the amount of dividends, distributions and other restricted payments. Under the indenture, Reddy Holdings is restricted from paying dividends on its common stock unless, at the time of such payment:

  •
  no default or event of default has occurred and is continuing or would occur as a consequence thereof;

  •
  the consolidated coverage ratio set forth in the indenture governing the Discount Notes exceeds 2.0 to 1.0; and

  •
  there is sufficient capacity under the buildup amount under the indenture governing our senior discount notes.

        The consolidated coverage ratio under the indenture governing the Discount Notes means the ratio of EBITDA (as defined in the indenture) for the most recent four fiscal quarters to consolidated interest expense (as defined in the indenture) for such four quarter period. Reddy Holdings is generally required to calculate its consolidated coverage ratio on a pro forma basis to give effect to incurrences and repayments of indebtedness as well as acquisitions and dispositions.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. REVOLVING CREDIT FACILITY AND LONG-TERM OBLIGATIONS (Continued)

        The buildup amount equals 50% of consolidated net income accrued during the period (treated as one accounting period) from July 1, 2003 to the end of the most recent fiscal quarter for which internal financial statements are available (or, if such consolidated net income is a deficit, minus 100% of such deficit), plus, the net cash proceeds of the issuance of capital stock, subject to certain exceptions, and any cash capital contribution received by us from the Company's stockholders, in each case after August 15, 2003, plus the amount by which Reddy Holdings indebtedness is reduced on its balance sheet as a result of the conversion or exchange of such indebtedness for capital stock, plus the net reduction in certain restricted investments made by Reddy Holdings, less the amount of certain restricted payments made from time to time, including, among other things, the payment of cash dividends. Reddy Holdings is not currently permitted to pay dividends under this provision.

        In addition, regardless of whether Reddy Holdings could make any restricted payments under the buildup amount provision referred to above, Reddy Holdings may (1) make dividend payments at any time in an aggregate amount of up to $15.0 million if no default has occurred and is continuing under the indenture and (2) following the initial public offering on August 12, 2005, pay dividends on Reddy Holdings' capital stock of up to 6.0% per year of the cash proceeds (net of underwriters' fees, discounts, commissions or other expenses paid by us) received by us from all such public equity offerings subject to specified conditions. Accordingly, Reddy Holdings is able to pay approximately $7.0 million annually in dividends under this 6.0% provision. However, the amount of dividend payments permitted under this 6.0% provision will correspondingly reduce the amount otherwise available under the buildup amount for restricted payments, including dividends.

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

        At December 31, 2008, the Company had $53.5 million of availability under the Revolving Credit Facility, which was net of outstanding standby letters of credit of $6.5 million. The standby letters of credit are used primarily to secure certain insurance obligations. Lehman Commercial Paper, Inc. ("LCP") has a $10 million commitment under the Revolving Credit Facility, all of which is unfunded. LCP filed for bankruptcy in October 2008 and the Company understands that LCP has failed to fund on other revolving credit facilities for which it has commitments subsequent to filing for bankruptcy. As a result, the Company believes LCP will likely not perform under the terms of the facility, which would effectively reduce the amount available to the Company under the Revolving Credit Facility by $10 million.

        Principal balances outstanding under the Credit Facility bear interest per annum, at the Company's option, at the sum of the base rate plus 0.75% or LIBOR plus 1.75%. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%. At December 31, 2008, the weighted average interest rate of borrowings outstanding under the Credit Facility was 6.5%, excluding the effect of the interest rate hedge. Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable upon

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. REVOLVING CREDIT FACILITY AND LONG-TERM OBLIGATIONS (Continued)

maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. The Company also pays a quarterly fee on the average availability under the revolving credit facility at an annual rate of 0.5%. Amounts may be drawn under the Revolving Credit Facility so long as no event of default exists. As of December 31, 2008, the fair value of the Term Loan was $132.0 million, based on quoted market prices.

        The Revolving Credit Facility and Term Loan do not require any scheduled principal payments prior to their stated maturity dates. Subject to certain conditions, mandatory repayments of the Revolving Credit Facility and Term Loan (and if the Term Loan is no longer outstanding, mandatory commitment reductions of the Revolving Credit Facility) are required to be made with portions of the proceeds from (1) asset sales (see Note 3), (2) the issuance of debt securities and (3) insurance and condemnation awards, subject to various exceptions. In the event of a change in control, as defined in the Credit Facilities, an event of default will occur under the Credit Facilities.

        The Credit Facilities contain financial covenants, which include the maintenance of certain financial ratios, as defined in the Credit Facilities, and are collateralized by substantially all of the Company's assets. At December 31, 2008, Reddy Corp. was in compliance with these covenants. Reddy Holdings guarantees the Credit Facilities and such guarantee is collateralized by a pledge of the capital stock of Reddy Corp.

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

        Reddy Corp. may also pay dividends to Reddy Holdings for specified purposes, including the payment of dividends by Reddy Holdings and the payment of cash interest and principal on the Discount Notes, in an amount not greater than Reddy Corp.'s Cumulative Distributable Cash (as defined in the Credit Facilities) for the period (taken as one accounting period) from July 1, 2005 to the end of its most recently-ended fiscal quarter for which a covenant compliance certificate under the Credit Facilities has been delivered to the lenders. As of December 31, 2008, the amount of Cumulative Distributable Cash was $103.9 million. Such dividends may only be paid if Reddy Corp.'s leverage ratio for the most recently ended fiscal quarter is less than or equal to 3.75 to 1.0. In addition, the Credit Facilities preclude Reddy Corp. from declaring any dividends if an event of default under the credit facilities has occurred and is continuing. In particular, it will be an event of default if Reddy Corp.'s leverage ratio exceeds 4.0 to 1.0 or Reddy Corp.'s interest coverage ratio is less than 3.25 to 1.0. If at the end of any fiscal quarter, Reddy Corp.'s leverage ratio is greater than 3.75 to 1.0, and therefore Reddy Corp. is not permitted to pay dividends, Reddy Corp. will be required by the credit facilities to apply 50% of Reddy Corp.'s Available Cash generated during each such quarter to make a mandatory prepayment of the loans under the credit facilities. If Reddy Corp. is not able to pay dividends to Reddy Holdings, Reddy Holdings may not be able to pay the interest due under the Discount Notes, which would cause a default under the indenture governing the Discount Notes. A default under the Discount Notes would also result in a default under the Credit Facilities.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. REVOLVING CREDIT FACILITY AND LONG-TERM OBLIGATIONS (Continued)

        Interest Rate Hedging Agreement.    Effective September 12, 2005, the Company entered into an interest rate hedging agreement (the "Hedge") to fix the interest rate on a portion of its Term Loan. The Hedge has a term of three years and ten months and expires on July 12, 2009. The Hedge had an initial notional balance of $220 million. The notional balance decreased by $20 million on October 12 of each of the next three years, beginning on October 12, 2006. As of December 31, 2008, the notional balance was $160 million. The Company pays a fixed rate of 4.431% on the notional balance outstanding and receives an amount equal to 3-month LIBOR. Any net payable or receivable amount is settled quarterly. As of December 31, 2008, the liability related to the hedge was $2.6 million. The Hedge is accounted for as a cash flow hedge. The fair value of the Hedge is included in the caption "Derivative Liability" and "Deferred Taxes and Other Liabilities, net" in the consolidated balance sheet as of December 31, 2008 and 2007, respectively. SFAS No. 157 requires the Company to consider its own credit risk in the valuation of the Hedge. The amount of interest receivable as of December 31, 2008 and 2007 was included in the caption "Accounts Receivable, net" in the consolidated balance sheets. Changes in the fair value of the Hedge are recorded as "Other Comprehensive Loss" in the consolidated statement of stockholders' equity. Payments made or received under the Hedge are included in the caption "Interest Expense" in the consolidated statements of operations and in the operating activities section of the statements of cash flows. For the next twelve months, the amount of Other Comprehensive Income related to the Hedge to be reclassified to earnings is $2.6 million. The Company is exposed to risk of loss in the event of non-performance by the counterparty to the Hedge. The Company does not anticipate non-performance by the counterparty, however recent dislocations in the credit markets have resulted in greater uncertainty regarding counterparty performance.

        At December 31, 2008 and 2007, long-term obligations consisted of the following:

	December 31,
	2008	2007
	(in thousands)
Credit Facility—Term Loans	$240,000	$240,000
10 1/2% Senior Discount Notes	150,500	150,500
Less: unamortized debt discount on 10 1/2% Senior Discount Notes	—	(12,262)
Other	—	20

Total long-term obligations	390,500	378,258
Less: current maturities	—	20

Long-term obligation, net of current maturities	$390,500	$378,238

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. REVOLVING CREDIT FACILITY AND LONG-TERM OBLIGATIONS (Continued)

        As of December 31, 2008, principal maturities of long-term obligations for the next five years are as follows (dollars in thousands):

2009	$—
2010	—
2011	—
2012	390,500
2013	—
2014 and thereafter	—

Total	$390,500

10. INCOME TAXES

        The Company reported a profit for tax return purposes during the years ended December 31, 2008, 2007 and 2006. The total provision for income taxes from continuing operations varied from the U.S. Federal statutory rate due to the following:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Federal income tax (expense) benefit at statutory rate of 35%	$49,642	$(5,863)	$(9,170)
State income tax (expense) benefit, net of federal income tax benefits	1,418	(673)	(1,218)
Current expiration of state net operating loss carryforwards	—	(19)	—
Texas margin tax adjustment	—	—	569
Internal merger and consolidation	—	(553)	—
Current year unrecognized tax benefit	(22)	110	—
Nondeductible goodwill impairment	(28,561)	—	—
Nondeductible expenses	(542)	(311)	(267)
Other	(533)	(38)	(263)

Total income tax (expense) benefit	$21,402	$(7,347)	$(10,349)

        The income tax (expense) benefit from continuing operations for the years ended December 31, 2008, 2007 and 2006 is composed of the following:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Current tax expense	$(681)	$(631)	$(694)
Deferred tax (expense) benefit	22,083	(6,716)	(9,655)

Total tax (expense) benefit	$21,402	$(7,347)	$(10,349)

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

        Deferred tax assets and liabilities computed at the statutory rate related to temporary differences were as follows:

	December 31,
	2008	2007
	(in thousands)
Total current deferred tax assets—other assets	$1,945	$2,382

Deferred non-current tax assets (liabilities):
Intangible assets, including goodwill, customer lists and trade names	$(23,515)	$(47,502)
Property & equipment	(42,964)	(41,653)
Net operating loss carryforwards	23,691	29,116
Other assets	21,350	17,600

Total non-current deferred tax liabilities, net	(21,438)	(42,439)

Total deferred tax liabilities, net	$(19,493)	$(40,057)

        At December 31, 2008, the Company had approximately $62 million of Federal net operating loss ("NOL") carryforwards, of which approximately $24 million was generated prior to August 15, 2003. There are annual limitations on the utilization of the Federal NOL carryforwards generated prior to August 15, 2003 as a result of ownership changes, as defined by Section 382 of the Internal Revenue Code, as amended, on and prior to that date. In connection with its initial public offering on August 12, 2005 (see Note 11), the Company experienced another change in ownership for tax purposes. As a result, the Company's ability to use any Federal NOL carryforwards generated on or prior to that date is subject to an additional limitation. The new limitation will not have a material impact on the Company's ability to utilize such NOL carryforwards. The NOL carryforwards expire between 2018 and 2025.

        On September 30, 2008, the Company recorded a goodwill impairment of approximately $149.7 million gross. Approximately $81.6 million of the gross impairment related to goodwill with no tax basis resulting in a nondeductible tax expense of $28.6 million. The remaining $68.1 million of the gross impairment reduced the Company's deferred tax liability for intangible assets.

        On January 1, 2007, the Company completed the internal merger and consolidation of certain wholly-owned subsidiaries. The effect of the internal merger resulted in the write-down of certain net state deferred tax assets of $0.6 million.

        The Company has realized an excess gross tax benefit of $11.6 million for tax purposes in connection with the vesting of restricted stock and restricted stock units. Calendar year 2007 vestings on January 16, July 1, August 12, September 7, December 10, and December 17 (see Note 12) accounted for $7.4 million of the total benefit. Because the Company is not currently making cash payments for income taxes due to its NOL carryforwards, such excess benefit has not been recognized in the Company's financial statements and is being reported as a "suspended NOL carryforward" in the footnotes to the consolidated financial statements in accordance with SFAS No. 123(R).

        In connection with the vesting of restricted stock units on August 12, 2008, the Company recognized a shortfall of $0.7 million between the fair value of the vested shares and the book expense

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

related to the vesting. In accordance with SFAS No. 123(R), the Company recognized a $0.3 million decrease to the paid-in-capital pool created upon adoption of SFAS No. 123(R).

        On May 18, 2006, the state of Texas enacted new corporate tax legislation which changed the existing state business tax from a franchise tax based on earned surplus or taxable capital to a tax based on a defined calculation of gross margin (the "Margin Tax"). Because the tax base on the Margin Tax is derived from an income-based measure, the Margin Tax is an income tax and, therefore, the provisions of SFAS No. 109 regarding the recognition of deferred taxes apply to the new tax. SFAS No. 109 requires that the effect on deferred tax assets and liabilities of a change in tax law should be included in tax expense attributable to continuing operations in the period that enactment of the legislation occurs. Therefore, the Company recalculated its deferred tax assets and liabilities related to Texas based on the Margin Tax and recognized a benefit of $0.6 million in 2006.

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

        Upon adoption, the Company recorded increases to other current liabilities, noncurrent liabilities, and its accumulated deficit balance at December 31, 2006 of $2.6 million, $1.1 million and $1.8 million, respectively, a $1.1 million increase in federal deferred tax benefits related to unrecognized tax positions, and a $0.8 million reclassification of amounts previously reserved at December 31, 2006. The amount of gross unrecognized tax benefits at January 1, 2007 was $3.7 million.

        Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded on the balance sheet as part of the Company's FIN 48 liability at January 1, 2007 was approximately $1.2 million. The total amount of interest and penalties recognized in the statement of operations was $0.1 million each for the years ended December 31, 2008 and 2007, respectively.

        A tabular reconciliation of the total gross amount of unrecognized tax benefits, excluding interest and penalties, at January 1, 2008 and December 31, 2008 is as follows (in thousands):

	Year Ended December 31,
	2008	2007
Balance, January 1	$2,276	$2,495
Additions for tax positions of the current year	—	—
Additions for tax positions of the prior year	—	—
Reductions for tax positions of prior years for:
Changes in judgment	—	(174)
Settlements during the period	(104)	(31)
Lapses of applicable statutes of limitations	—	(14)

Balance, December 31	$2,172	$2,276

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

        The amount of gross unrecognized tax benefits at December 31, 2008 was $3.6 million, which includes $1.4 million of accrued interest and penalties. If recognized, the entire $3.6 million would favorably impact the Company's effective tax rate.

        The Company has tax years from 1997 through 2008 that remain open and subject to examination by the Internal Revenue Service and/or certain state taxing authorities.

        It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that the Company will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, the Company estimates it could record a reduction in tax expense of approximately $1.5 million within the next 12 months.

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

12. EMPLOYEE BENEFIT PLANS

        401(k) Plan.    The Company has a 401(k) defined contribution savings plan for the benefit of all employees who have met the eligibility or minimum service requirements to participate. Employees may contribute up to the maximum amount allowed by the Internal Revenue Service, while Company contributions are made at the discretion of the Board of Directors. The Company contributed $0.9 million, $0.9 million and $0.5 million during the years ended December 31, 2008, 2007 and 2006, respectively.

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

        During 2008, 2007 and 2006, the Company granted 86,450, 14,625 and 30,025 restricted share units ("RSUs"), respectively, to certain employees and independent directors. Each RSU provides for the grant of one share of unrestricted common stock on the date that the vesting terms of each RSU is satisfied. During 2008, certain employees were granted 50,000 shares of restricted stock. The restricted shares will vest in June or September 2009 on the anniversary date of the grants, assuming the recipient remains employed with the Company through that date. During 2008, 45,000 Performance-vested RSUs were awarded to an employee. The performance targets for these Performance-vested RSUs have not yet been set by the Company's Compensation Committee. It is anticipated that the Company's Compensation Committee will establish the performance targets during the second quarter of 2009.

        Generally, with respect to RSU's granted under the 2005 Equity Incentive Plan, fifty percent of each award of RSUs (the "Time-vested RSUs") will vest in annual installments on August 12 of each year through 2009, provided the recipient remains employed with the Company through such vesting dates. The remaining fifty percent of each award of RSUs (the "Performance-vested RSUs") will vest in annual installments on August 12 of each year through 2009, provided the recipient remains employed with the Company through such vesting dates and the applicable performance condition for the applicable vesting period is met. For awards made from 2006 and 2008, fifty percent of each award is Time-vested RSUs and fifty percent is Performance-vested RSUs. The performance condition for each vesting period will be based on the Company's earned distributable cash per share (as defined in the related restricted share unit agreement) for the related performance period. The performance period begins on July 1 of each year and ends on June 30 of the subsequent year. The vesting date is the following August 12th. All RSUs will immediately vest in full, and shares will be distributed, at the time of a Change in Control (as defined in the 2005 Equity Incentive Plan). If in any performance period the performance condition for a subsequent performance period is achieved, Performance-vested RSUs will be entitled to dividend equivalent rights in the subsequent performance period equal to the dividends which would be payable on the shares of common stock represented by the RSUs subject to vesting in that period. Payments of such dividend equivalents will be made in cash to the holders of RSUs at the time of actual dividend payments and will not be subject to vesting. Time-vested RSUs will not be entitled to dividend equivalent rights.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EMPLOYEE BENEFIT PLANS (Continued)

The performance targets for the remaining two vesting periods were not met as of June 30, 2007. Therefore, the holders of unvested Performance-based RSUs were not entitled to any dividend equivalent payments related to dividends declared after June 30, 2007.

        On July 23, 2007, the Compensation Committee of the Company's Board of Directors approved an amendment to the vesting provisions of certain RSUs held by those employees and directors of the Company who were considered "Designated Insiders" for purposes of the Company's insider trading policy. The amendment provided that, subject to the consent of the applicable employee or director, such individual's RSUs which had been scheduled to vest on August 12, 2007 would not vest until the earliest of (i) the closing of the merger with GSO, (ii) the second business day following public announcement of the termination of the Merger Agreement and (iii) December 31, 2007. In addition, the Compensation Committee approved the grant of dividend equivalents with respect to any RSUs for which the applicable individual elected to defer vesting. All of the Designated Insiders, except for two independent directors, provided consents to the amendment. The vesting date was subsequently amended by the Compensation Committee to occur on December 17, 2007. On that date, a total of 104,625 Time-vested and Performance-vested RSUs were vested. Dividend equivalent right payments totaling $0.1 million were declared in 2007 related to these RSUs.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EMPLOYEE BENEFIT PLANS (Continued)

        Based on the Company's financial results for the vesting period ended June 30, 2008, the performance condition for the Performance-vested RSUs eligible for vesting on August 12, 2008 was not met. A total of 82,860 Time-vested RSUs vested on August 12, 2008. In accordance with the terms of the grants, the unvested Performance-vested RSUs will carryforward and be eligible for vesting on August 12, 2009. Holders of unvested Performance-based RSUs will not be entitled to any dividend equivalent payments related to dividends declared during the period from July 1, 2008 to June 30, 2009.

        Total compensation expense associated with the 2005 Equity Incentive Plan was $1.6 million, $3.4 million and $3.7 million during the years ended December 31, 2008, 2007 and 2006, respectively. Such compensation expense was recorded in "Operating Expenses" in the consolidated statements of operations. Approximately twenty-five percent of the Time-vested RSUs are being expensed during each period ending August 12 in 2006 to 2009. Performance-vested RSUs granted in 2005 are being expensed on the same basis, while Performance-vested grants made in 2006 to 2008 are being expensed on an accelerated method. In the three months ended December 31, 2008, the previously recognized compensation expense associated with the Performance-vested RSUs scheduled to vest on August 12, 2008 and 2009 was reversed as the Company no longer considered it probable that those RSUs would vest. The associated income tax benefit from the vesting of RSUs and the grants of restricted stock in 2008, 2007 and 2006 was $0.2 million, $2.1 million and $1.5 million, respectively. As of December 31, 2008, there was $1.3 million of total unrecognized compensation costs related to unvested RSUs that is expected to be recognized over a weighted average period of 1.1 years. The total fair value of RSUs vested during the years ended December 31, 2008, 2007 and 2006 was $0.9 million, $4.9 million and $3.7 million, respectively. As of December 31, 2008, there was $0.3 million of total unrecognized compensation costs related to unvested restricted stock. That cost is expected to be recognized over a weighted average period of 7 months.

        The weighted average grant-date fair value of the RSUs granted in 2008, 2007 and 2006 was $14.56 per share, $26.74 per share and $18.91 per share, respectively. The fair value of RSU grants in 2008, 2007 and 2006 was estimated as the closing market price on the date of grant less the present value of dividends expected to be paid during the vesting period. The following weighted average assumptions were used to value grants in 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
Market value per share at grant date	$17.43	$29.02	$21.88
Expected quarterly cash dividend per share	$0.42	$0.40	$0.39
Discount rate	2.56%	4.88%	4.74%
Vesting period (in years)	1.3	2.4	3.1

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EMPLOYEE BENEFIT PLANS (Continued)

        The following table indicates share, fair value and remaining life information with respect to RSUs outstanding under the 2005 Equity Incentive Plan for the year ended December 31, 2008:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted Average Remaining Life (Years)
Outstanding, December 31, 2005	692,000	$17.94	3.6
Granted	30,025	18.91	3.1
Vested	(172,375)	17.94	3.0
Forfeited	(12,200)	18.02	3.2

Outstanding, December 31, 2006	537,450	$17.99	2.6
Granted	14,625	26.74	2.4
Vested	(190,600)	18.12	1.8
Forfeited	(9,875)	18.23	2.5

Outstanding, December 31, 2007	351,600	$18.28	1.6
Granted	86,450	14.56	2.3
Vested	(82,860)	18.57	1.0
Forfeited	(61,411)	18.22	1.3

Outstanding, December 31, 2008	293,779	$17.12	0.9

        The following table indicates share, fair value and remaining life information with respect to restricted stock outstanding under the 2005 Equity Incentive Plan for the year ended December 31, 2008:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted Average Remaining Life (Years)
Outstanding, December 31, 2007	—	$—	—
Granted	50,000	11.08	1.0
Vested	—	—	—
Forfeited	—	—	—

Outstanding, December 31, 2008	50,000	$11.08	0.6

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

        Compensation expense associated with the 2003 Stock Option Plan was $0.5 million and $1.1 million during the years ended December 31, 2007 and 2006, respectively. Such compensation expense was recorded in "Operating Expenses" in the consolidated statements of operations. The associated income tax benefit from the vesting of restricted stock in 2007 and 2006 was $3.2 million and $1.5 million, respectively. The total fair value of restricted stock vested during the years ended December 31, 2007 and 2006 was $7.3 million and $3.8 million respectively.

        The following table indicates share, fair value and remaining life information with respect to restricted stock outstanding under the 2003 Stock Option Plan for the years ended December 31, 2007 and 2006:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted Average Remaining Life (Years)
Outstanding, December 31, 2005	465,651	$2.90	1.5
Granted	—	—	—
Vested	(186,761)	2.90	1.3
Forfeited	(1,766)	2.90	1.3

Outstanding, December 31, 2006	277,124	2.90	0.5
Granted	—	—	—
Vested	(277,124)	2.90	—
Forfeited	—	—	—

Outstanding, December 31, 2007	—	$—	—

        In 2006, the Company elected to apply the short-cut method to determine the hypothetical additional paid-in capital ("APIC") pool provided by FASB Staff Position SFAS No. 123(R)—3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards". The Company determined that a hypothetical pool of excess tax benefits existed in APIC as of January 1, 2006, the date of adoption of SFAS No. 123(R), related to historical stock option exercises. As of December 31, 2008, the total excess tax benefits in the APIC pool was approximately $1.9 million. In future periods, excess tax benefits resulting from stock option exercises will be recognized as additions to APIC in the period the benefit is realized, provided that the Company's net operating loss carryforwards have been utilized. If the Company has net operating loss carryforwards remaining, excess tax benefits will be reported in the footnotes as a suspended net operating loss carryforward. In the event of a shortfall (i.e., the tax benefit realized is less than the amount previously recognized through periodic stock compensation expense recognition and related deferred tax accounting), the shortfall would be charged against APIC to the extent of previous excess benefits, if any, including the hypothetical APIC pool, and then to tax expense. During 2008, a shortfall of $0.3 million was charged to APIC.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. RELATED PARTIES

        Reddy Holdings issued 34,500 shares of restricted common stock and 250 shares of restricted preferred stock valued at an aggregate $0.5 million at the time of issuance to certain members of the Predecessor's management on August 14, 2003. The preferred shares vested in October 2004 and the common shares vested on August 14, 2006. Compensation expense was recognized over the three-year life of the grant. Compensation expense recognized in 2006 was $0.1 million.

        The Company's former chief executive officer resigned effective December 1, 2007. In connection with the severance agreement between the Company and the employee, the Company agreed to (i) pay the employee $0.3 million no later than December 31, 2007, (ii) accelerate the vesting of certain outstanding restricted stock units to December 10, 2007 and (iii) provide the employee with health insurance under the Company's benefit plans for four years. The Company recognized $0.5 million of expense in 2007 in connection with the severance agreement.

14. COMMITMENTS AND CONTINGENCIES

        The Company has leased certain facilities and equipment. Future minimum annual rentals under operating leases at December 31, 2008 are approximately $13.2 million in 2009, $11.3 million in 2010, $9.6 million in 2011, $7.9 million in 2012, $4.9 million in 2013 and $3.9 million thereafter. Rent expense was $14.5 million, $14.2 million and $12.7 million in the years ended December 31, 2008, 2007 and 2006, respectively.

        In addition, we have residual value guarantees on certain equipment leases. Under these leases we have the option of (a) purchasing the equipment at the end of the lease term, (b) arranging for the sale of the equipment to a third party, or (c) returning the equipment to the lessor to sell the equipment. If the sales proceeds in any case are less than the residual value, we are required to reimburse the lessor for the deficiency up to a specified level as stated in each lease agreement. If the sales proceeds exceed the residual value, we are entitled to all of such excess amounts. The guarantees under these leases for the residual values of equipment at the end of the respective operating lease periods approximated $3.6 million as of December 31, 2008. Based upon the expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement or that we will purchase the equipment at the end of the lease term, we do not believe it is probable that we will be required to fund any amounts under the terms of these guarantee arrangements. Accordingly, no accruals have been recognized for these guarantees.

        In June 1999, the Company entered into an exclusive supply agreement with a merchandiser manufacturer (the "Supply Agreement") in which it committed to purchase 4,000 merchandisers and/or Ice Factory merchandisers and a minimum of $1.5 million of replacement parts per twelve-month period commencing June 1, 1999. Effective June 1, 2002, the Supply Agreement was amended to modify certain terms, which included extending the term of the Supply Agreement to May 31, 2012 and reducing the annual merchandiser and replacement parts commitments to 2,000 units and $0.75 million, respectively. The Company was in compliance with the amended Supply Agreement at May 31, 2008 and management believes the Company will be in compliance as of May 31, 2009.

        In order to secure a long-term supply of plastic bags at favorable prices, the Company entered into a supply agreement with a plastic bag manufacturer (the "Bag Supply Agreement") in which it committed to purchase 250 million bags per twelve-month period beginning March 1, 2008. The Bag

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

Supply Agreement expires on March 1, 2013. On March 9, 2009, the Bag Supply Agreement was amended to start on January 1, 2008 and end on December 31, 2012 and modify certain other provisions. The annual commitment to purchase 250 million bags remains in effect. The Company is in compliance with the terms of the contract.

        The following is a discussion of the Company's significant legal matters. The Company is involved in various claims, suits, investigations, and legal proceedings. As required by SFAS No. 5, Accounting for Contingencies ("FAS 5"), the Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. At December 31, 2008, no accruals had been made in connection with the matters discussed below.

Antitrust Matters

        In March 2008, the Company and certain of its employees, including members of its management, received subpoenas issued by a federal grand jury in the Eastern District of Michigan seeking documents and information in connection with an investigation by the Antitrust Division of the United States Department of Justice ("DOJ") into possible antitrust violations in the packaged ice industry. In addition, on March 5, 2008, federal officials executed a search warrant at the Company's corporate office in Dallas, Texas. On August 28, 2008, the Company received a second subpoena for documents from the federal grand jury sitting in the Eastern District of Michigan. The search warrant and subpoenas that the Company and its employees received are part of a broader industry inquiry by the Antitrust Division of the DOJ; at least one other packaged ice manufacturer has also received such a subpoena, and The Home City Ice Company has entered a guilty plea regarding a conspiracy to allocate customers and territories in southeastern Michigan and the Detroit, Michigan metropolitan area.

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

        On November 19, 2008, the Company was notified by the Civil Fraud Division of the DOJ (the "Civil Fraud Division") that the Civil Fraud Division has opened an investigation with respect to the Company. The Civil Fraud Division's investigation is expected to examine whether the Company may have violated the federal False Claims Act by submitting, or causing to be submitted, false claims to the federal government by entering into allegedly anticompetitive agreements which may have affected the

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

sale of packaged ice to the government. On or about January 6, 2009, the Company received a request for documents in connection with that investigation. The Civil Fraud Division's investigation is related to the investigation by the Antitrust Division of the DOJ.

        The Company is cooperating with the authorities in these investigations. It has substantially completed its production of documents to the Antitrust Division of the DOJ and to the states. It is in the process of producing documents to the Civil Fraud Division of the DOJ. The Company has also made employees available for interviews by the Antitrust Division of the DOJ. The Company expects to continue to make available documents and other information in response to the investigating agencies' subpoenas, requests and civil investigative demands. At this time the Company is unable to predict the outcome of these investigations, the possible loss or possible range of loss, if any, associated with the resolution of these investigations or any potential effect they may have on the Company, its employees or operations.

        On March 6, 2008, the Company's Board of Directors formed a special committee of independent directors to conduct an internal investigation of these matters. The special committee retained counsel to assist in its investigation. In order to maintain the independence of the special committee's investigation, officers and employees who were employed by the Company at the time the investigation commenced have not had access to information obtained in the special committee's investigation or the results of the investigation to date. The investigation by the special committee and its counsel is substantially complete. The special committee's investigation will likely remain open until the conclusion of the investigation by the Antitrust Division of the DOJ because of the possibility that additional information relevant to the special committee's investigation may become available to the special committee. At this time, the special committee has not reached a determination whether any violations of the antitrust laws have occurred. The special committee does not believe any of the Company's active employees are a focus of the investigation by the Antitrust Division of the DOJ. The Company and its employees are cooperating in the special committee's investigation.

        Effective September 13, 2008, Ben D. Key, the Company's Executive Vice President—Sales & Marketing, was placed on a paid leave of absence and relieved of his duties at the direction of the special committee. The special committee has found that Mr. Key violated company policies and is associated with matters that are under investigation.

        Following the announcement that the Antitrust Division of the DOJ had instituted an investigation of the packaged ice industry, a number of lawsuits, including putative class action lawsuits, have been instituted in various federal courts in multiple jurisdictions alleging violations of the federal antitrust laws and related claims and seeking damages and injunctive relief. Pursuant to an Order from the Judicial Panel on Multidistrict Litigation, the civil actions pending in federal courts have been transferred and consolidated for pretrial proceedings in the United States District Court for the Eastern District of Michigan. Plaintiffs in most of the actions have agreed to extend the Company's deadline to respond to the subject complaints until 45 days after the filing of a consolidated amended complaint in the multidistrict proceedings. Motions and responses have been filed by various plaintiffs relating to appointment of interim class counsel and liaison counsel. A hearing on those motions is scheduled for March 16, 2009. No scheduling order has been entered by the Court and no date has been set for the Company to respond to the claims asserted by the plaintiffs in the multidistrict proceedings.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

        In addition to the putative class action lawsuits filed in federal court, a putative class action lawsuit was filed in Kansas state court alleging violations of state antitrust laws and related claims and seeking damages and injunctive relief. Defendants filed motions to dismiss and those motions to dismiss were granted on February 26, 2009.

        One direct action lawsuit has been filed against the Company in the United States District Court for the Eastern District of Michigan asserting claims based on alleged violations of federal and state antitrust laws, RICO and tortious interference and seeking damages., civil penalties and injunctive relief. The defendants have filed motions to dismiss that case. A hearing on those motions is scheduled for April 2, 2009.

        The Company intends to vigorously defend the pending lawsuits. At this time, the Company is unable to predict the outcome of these lawsuits, the possible loss or possible range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

SEC Inquiry

        On or about October 21, 2008, the Company received notice that the Securities and Exchange Commission has initiated an informal inquiry into matters that are the subject of the investigation by the special committee of the Company's Board of Directors. The Company intends to cooperate with the informal inquiry.

Stockholder Litigation

  Antitrust Matters

        Beginning on August 8, 2008, purported class action complaints have been filed in the United States District Court for the Eastern District of Michigan asserting claims under the federal securities laws against the Company and certain of its current or former senior officers. The complaints, which are substantially similar, allege that the defendants misrepresented and failed to disclose the existence of, and the Company's alleged participation in, an alleged antitrust conspiracy in the packaged ice industry. The complaints purport to assert claims on behalf of various alleged classes of purchasers of the Company's common stock. Two motions for consolidation of the three actions and for appointment of lead plaintiff and lead plaintiff's counsel were filed on October 7, 2008. Thereafter, one of the two proposed lead plaintiffs withdrew his motion. No lead plaintiff or lead plaintiff's counsel has yet been named and no scheduling order has been entered.

        Two stockholder derivative actions have been filed on the Company's behalf in state district court in Dallas County, Texas, naming as defendants, among others, the members of the Company's board of directors and certain current and former officers. Those cases have been consolidated in the 68th Judicial District Court of Dallas County, Texas The petitions assert claims for breach of fiduciary duty, unjust enrichment, insider selling, abuse of control, and gross mismanagement and seek damages, equitable relief, attorney fees and costs. The parties have reached an agreement that the consolidated case will be stayed until such time as there is a ruling on any motion to dismiss in the shareholder actions pending in the Eastern District of Michigan.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

        The Company and the other defendants intend to vigorously defend the pending lawsuits. At this time, the Company is unable to predict the outcome of these lawsuits, the possible loss or possible range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

  Matters Relating to the Terminated GSO Merger

        On July 3, 2007, a stockholder derivative complaint was filed on the Company's behalf in the 199th Judicial District Court of Collin County, Texas, Cause No. 199-02240-07, naming as defendants, among others, the members of the Company's board of directors and GSO. The Company was also named as a nominal defendant. Through subsequent amendments, the plaintiff purported to state class action claims on behalf of the Company's stockholders that alleged that the Company's directors breached their fiduciary duties in connection with the proposed merger transaction between the Company and affiliates of GSO. On October 3, 2007, the Company and the other parties reached an agreement in principle to settle the action. The proposed settlement was expressly subject to consummation of the merger transaction, among other conditions.

        On January 31, 2008, the Company announced that the merger agreement had been terminated. As a result, the proposed settlement was canceled. Plaintiff's counsel thereafter petitioned the Court for an award of attorneys' fees and expenses related to the proposed settlement, which the Company and the other defendants opposed. On February 13, 2008, the plaintiff also filed a second action in which it claimed that the directors breached their fiduciary duties and committed waste by "causing the Company" to enter into a settlement agreement with certain affiliates of GSO relating to the termination of the merger agreement. On March 28, 2008, the defendants filed a motion to dismiss the petition and the Company and the defendants also served and filed answers to the petition.

        On December 31, 2008, the parties entered into a settlement agreement under which plaintiff agreed to dismiss both of these actions and the parties agreed to resolve plaintiff's claims to attorneys' fees and expenses. The Court has approved the settlement and entered orders dismissing both of these actions.

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

15. QUARTERLY INFORMATION (UNAUDITED)

        The following table summarizes the unaudited quarterly information for the years ended December 31, 2008 and 2007. In the opinion of management, all adjustments necessary for a fair presentation of the unaudited results for the periods are included.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. QUARTERLY INFORMATION (UNAUDITED) (Continued)

        For the year ended December 31, 2008:

	1st	2nd	3rd	4th	Year
	(in thousands)
Revenues	$43,035	$102,687	$125,646	$57,930	$329,298
Gross profit	597	34,893	47,764	10,343	93,597
Net (loss) income	(3,311)	5,658	(112,990)	(9,788)	(120,431)
Basic net (loss) income per share	(0.15)	0.26	(5.13)	(0.44)	(5.47)
Diluted net (loss) income per share	(0.15)	0.26	(5.13)	(0.44)	(5.47)

        In the three months ended September 30, 2008, the Company recognized a non-cash goodwill impairment charge of $149.7 million (pre-tax).

        For the year ended December 31, 2007:

	1st	2nd	3rd	4th	Year
	(in thousands)
Revenues	$45,437	$103,612	$125,701	$64,288	$339,038
Gross profit	3,865	37,734	48,657	13,746	104,002
Net (loss) income	(10,208)	10,621	16,574	(6,644)	10,343
Basic net (loss) income per share	(0.47)	0.49	0.76	(0.30)	0.47
Diluted net (loss) income per share	(0.47)	0.48	0.75	(0.30)	0.47

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

16. SUBSEQUENT EVENTS

        Effective January 1, 2009 and March 1, 2009, the Company signed agreements to lease approximately 700 Ice Factories to third parties The lease terms are for five years, with automatic one year renewals unless canceled by either party. The leases are also cancelable at various times subject to certain conditions and penalties. The annual rental income for 2009 under the leases is estimated to be approximately $3.0 million.

        On February 2, 2009, the Company entered into two cash flow hedges to lock the interest rate on a portion of its Term Loan and fix the price per gallon of a portion of the Company's diesel fuel requirements. The interest rate hedge began on February 17, 2009 and expires on December 17, 2009 and has a notional balance of $50 million from inception through July 16, 2009 and $210 million from July 17, 2009 to December 17, 2009. The Company will pay a fixed rate of 1.165% on the notional balance and receive an amount equal to 1-month LIBOR. Any net payable or receivable amount will be settled monthly. The diesel hedge began February 2, 2009 and expires on December 28, 2009. The notional amount of gallons changes on a monthly basis to match the Company's anticipated utilization. The Company will pay a fixed rate of $1.55 per gallon (wholesale basis) and receive an amount equal to a wholesale index rate. Any net payable or receivable amount will be settled monthly. These hedges require the Company to provide collateral in a minimum amount of $1.6 million.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

REDDY ICE HOLDINGS, INC.—PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS

	December 31,
	2008	2007
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,045	$6,475
Accounts receivable	178	25

Total current assets	12,223	6,500
INVESTMENT IN SUBSIDIARY	143,191	277,859
INTANGIBLES ASSETS, net	2,776	3,499

TOTAL	$158,190	$287,858

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	4,184	398
Accrued interest	2,634	—
Dividends payable	—	9,240

Total current liabilities	6,818	9,638
LONG-TERM OBLIGATIONS	150,500	138,238
COMMITMENTS AND CONTINGENCIES (Note 3)	—	—
STOCKHOLDERS' EQUITY:
Preferred stock: 25,000,000 share authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; 22,114,116 and 21,999,995 shares issued and outstanding at December 31, 2008 and 2007, respectively	221	220
Additional paid-in capital	221,824	220,679
Accumulated deficit	(218,976)	(80,052)
Accumulated other comprehensive loss of subsidiary	(2,197)	(865)

Total stockholders' equity	872	139,982

TOTAL	$158,190	$287,858

See notes to condensed financial statements.

 REDDY ICE HOLDINGS, INC.—PARENT COMPANY ONLY
CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Operating expenses	$—	$—	$649
Cost of antitrust investigations and related litigation	15,524	—	—
Transaction costs related to merger agreement	835	2,456	—

Loss from operations	(16,359)	(2,456)	(649)
Interest expense	(15,620)	(14,169)	(12,863)
Interest income	498	411	412
Gain on termination of merger agreement	17,000	—	—

Loss before equity in earnings (loss) of subsidiary	(14,481)	(16,214)	(13,100)
Equity in earnings (loss) of subsidiary	(105,950)	26,557	27,761

Net income (loss)	$(120,431)	$10,343	$14,661

See notes to condensed financial statements.

 REDDY ICE HOLDINGS, INC.—PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(120,431)	$10,343	$14,661
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings (loss) of subsidiary	105,950	(26,557)	(27,761)
Dividends from subsidiary	28,733	36,158	34,054
Amortization of debt issue costs and debt discounts	12,983	14,186	12,863
Changes in assets and liabilities:
Accounts receivables	(153)	10	(11)
Accounts payable, accrued expenses and other	6,420	398	—

Net cash provided by operating activities	33,502	34,538	33,806

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends and other distributions to stockholders	(27,733)	(36,158)	(34,054)
Repurchase and retirement of common stock	(199)	—	(1,035)

Net cash used in financing activities	(27,932)	(36,158)	(35,089)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,570	(1,620)	(1,283)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,475	8,095	9,378

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,045	$6,475	$8,095

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash receipts of interest income	$523	$422	$422

See notes to condensed financial statements.

Reddy Ice Holdings, Inc.—Parent Company Only

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies

        The condensed financial statements represent the financial information required by Rule 5-04 of Regulation S-X for Reddy Ice Holdings, Inc. ("Reddy Holdings"), which requires the inclusion of parent company only financial statements if the restricted net assets of consolidated subsidiaries exceed 25% of total consolidated net assets as of the last day of its most recent fiscal year. As of December 31, 2008, the restricted net assets of Reddy Holdings' consolidated subsidiary exceeded 25% of Reddy Holdings' total net assets.

        Reddy Holdings is a holding company which owns all the outstanding stock of its one subsidiary, Reddy Ice Corporation as of December 31, 2008 and 2007.

        The accompanying condensed financial statements have been prepared to present the financial position, results of operations, and cash flows of Reddy Holdings on a stand-alone basis as a holding company. The investment in subsidiary is accounted for under the equity method.

        These financial statements should be read in conjunction with Reddy Holdings' consolidated financial statements.

2. Long-Term Obligations

        On October 27, 2004, Reddy Holdings issued $151 million in aggregate principal amount at maturity of 10 1/2% Senior Discount Notes due 2012. See Note 9 to Reddy Holdings' consolidated financial statements for further information.

        As of December 31, 2008, principal maturities of long-term obligations for the next five years are as follows (dollars in thousands):

2009	$—
2010	—
2011	—
2012	150,500
2013	—
2014 and thereafter	—

Total	$150,500

3. Commitments and Contingencies

        For information regarding commitments and contingencies related to Reddy Holdings, see Note 14 to Reddy Holding's consolidated financial statements.