Form 10-Q
period 2009-03-31
REDDY ICE HOLDINGS INC
filed 2009-05-01
CIK 1268984

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares of registrant's common stock outstanding as of April 28, 2009 was 22,196,966.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2009

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2009	December 31, 2008
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,373	$39,684
Accounts receivable, net	24,510	27,879
Inventories, parts and supplies	13,776	12,323
Prepaid expenses and other current assets	6,302	3,218
Deferred tax assets	1,945	1,945

Total current assets	62,906	85,049
PROPERTY AND EQUIPMENT, net	211,810	213,015
GOODWILL	79,493	79,493
OTHER INTANGIBLES, net	74,988	76,640
OTHER ASSETS	484	362

TOTAL	$429,681	$454,559

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term obligations	$—	$—
Revolving credit facility	—	—
Accounts payable	13,391	19,106
Accrued expenses	19,307	16,486
Derivative liabilities	2,216	2,564

Total current liabilities	34,914	38,156
LONG-TERM OBLIGATIONS	390,500	390,500
DEFERRED TAXES AND OTHER LIABILITIES, net	13,952	25,031
COMMITMENTS AND CONTINGENCIES (Note 12)	—	—
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock: 25,000,000 share authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; 22,114,116 shares issued and outstanding at March 31, 2009 and December 31, 2008	221	221
Additional paid-in capital	222,221	221,824
Accumulated deficit	(230,943)	(218,976)
Accumulated other comprehensive loss	(1,184)	(2,197)

Total stockholders' equity (deficit)	(9,685)	872

TOTAL	$429,681	$454,559

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share amounts)
Revenues	$42,246	$43,035
Cost of sales (excluding depreciation)	35,480	37,288
Depreciation expense related to cost of sales	5,128	5,150

Gross profit	1,638	597
Operating expenses	12,177	10,837
Depreciation and amortization expense	1,709	1,641
Gain on dispositions of assets	(4)	(4)
Loss on diesel hedge	356	—
Cost of antitrust investigations and related litigation (Note 12)	2,882	1,187
Transaction costs related to merger agreement (Note 1)	—	811

Loss from operations	(15,482)	(13,875)
Interest expense	(7,221)	(7,896)
Interest income	70	283
Gain on termination of merger agreement (Note 1)	—	17,000

Loss before income taxes	(22,633)	(4,488)
Income tax benefit	10,666	1,177

Net loss	$(11,967)	$(3,311)

Basic and diluted net loss per share:
Net loss	$(0.54)	$(0.15)

Weighted average common shares outstanding	22,064	22,000

Cash dividends declared per share	$—	$0.42

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Common Stock
					Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit		Total
	(in thousands)
Balance at January 1, 2009	22,114	$221	$221,824	$(218,976)	$(2,197)	$872
Compensation expense related to stock-based awards	—	—	397	—	—	397
Comprehensive loss:
Net loss	—	—	—	(11,967)	—	(11,967)
Change in fair value of interest rate hedges, net of tax	—	—	—	—	1,013	1,013

Total comprehensive loss						(10,954)

Balance at March 31, 2009	22,114	$221	$222,221	$(230,943)	$(1,184)	$(9,685)

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,967)	$(3,311)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities (excluding working capital from acquisitions):
Depreciation and amortization expense	6,837	6,791
Amortization of debt issue costs and debt discount	364	3,930
Deferred tax benefit	(10,666)	(1,177)
Gain on dispositions of assets	(4)	(4)
Decrease in fair value of diesel hedge	254	—
Stock-based compensation expense	397	832
Change in assets and liabilities:
Accounts receivable	3,369	4,066
Inventory, parts and supplies	(1,453)	(1,978)
Prepaid expenses and other current assets	(3,080)	219
Accounts payable, accrued expenses and other	(2,697)	(4,131)

Net cash provided by (used in) operating activities	(18,646)	5,237

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(4,586)	(4,768)
Proceeds from dispositions of property and equipment	48	1,345
Cost of acquisitions, net of cash acquired	—	(3,113)
Decrease in restricted cash and cash equivalents	—	6,274
Issuance of note receivable	(150)	—
Collection of note receivable	23	10

Net cash used in investing activities	(4,665)	(252)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	—	(9,240)
Borrowings under the credit facility, net	—	10,750
Repayment of long-term obligations	—	(15)

Net cash provided by financing activities	—	1,495

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,311)	6,480
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	39,684	17,183

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,373	$23,663

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$4,878	$4,170

Cash receipts of interest income	$70	$273

Cash payments for income taxes	$—	$15

Borrowings under the credit facility	$—	$19,250

Repayments on the credit facility	$—	$(8,500)

Increase (decrease) in fair value of interest rate hedges	$602	$(2,978)

Cash dividends declared, not paid	$—	$9,240

Additions to property and equipment included in accounts payable	$878	$618

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

1. General

        The condensed consolidated financial statements of Reddy Ice Holdings, Inc. and Subsidiary included herein are unaudited; however, the balance sheet as of December 31, 2008 has been derived from the audited financial statements for that date. These financial statements have been prepared by the Company pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Under the SEC's regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. All significant intercompany balances and transactions have been eliminated upon consolidation, and all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal and recurring nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results to be achieved for the full year.

        Reddy Ice Holdings, Inc. ("Reddy Holdings"), and its wholly-owned subsidiary, Reddy Ice Corporation ("Reddy Corp."), referred to collectively as the "Company", manufactures and distributes packaged ice products. The common stock of Reddy Holdings is publicly traded on the New York Stock Exchange under the ticker symbol "FRZ".

        On July 2, 2007, the Company announced that it had entered into an Agreement and Plan of Merger, dated as of July 2, 2007 (the "Merger Agreement"), by and among Reddy Ice Holdings, Inc. and certain affiliates of GSO Capital Partners LP ("GSO"). On January 31, 2008, the Company reached an agreement with affiliates of GSO to terminate the Merger Agreement. A settlement agreement (the "Settlement Agreement") was entered into which released all parties from any claims related to the contemplated acquisition and provided for a $21 million termination fee to be paid by GSO. The Company agreed to pay up to $4 million of fees and expenses incurred by GSO and its third-party consultants in connection with the transaction. The Company received a net payment of $17 million on February 5, 2008. During the three months ended March 31, 2008, the Company incurred $0.8 million of legal and other professional service expenses in connection with the transaction and the related stockholder litigation, which was settled on December 31, 2008. Such costs are included in the caption "Transaction costs related to merger agreement" in the consolidated statements of operations.

2. New Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value estimates. In February 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-2 which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company elected to defer the adoption of SFAS No. 157 for its nonfinancial assets and nonfinancial liabilities until January 1, 2009. Adoption of this

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

2. New Accounting Pronouncements (Continued)

standard on January 1, 2009 had no impact on the Company's results of operations and financial position.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. This standard requires the immediate expensing of acquisition related costs. This standard is effective for acquisitions completed after December 31, 2008.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities". SFAS No. 161 will require enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), and its related interpretations and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 on January 1, 2009 and has included the required disclosures under SFAS No. 161 (see Note 6).

        In April 2008, the FASB issued FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets". This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets". FSP No. FAS 142-3 is effective for fiscal years beginning on or after December 15, 2008 and will apply only to intangible assets acquired after the effective date.

        In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities". This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS") under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, "Earnings per Share". FSP No. EITF 03-6-1 is effective for fiscal years beginning on or after December 15, 2008. All prior period EPS data presented after adoption is to be adjusted retrospectively to conform with the provisions of FSP No. EITF 03-6-1. Adoption of this standard on January 1, 2009 had no impact on the Company's results of operations and financial position.

        In January 2009, the FASB released Proposed Staff Position SFAS No. 107-b and Accounting Principles Board ("APB") Opinion No. 28-a, "Interim Disclosures about Fair Value of Financial Instruments" ("SFAS 107-b" and "APB 28-a"). This proposal amends FASB Statement No. 107, "Disclosures about Fair Values of Financial Instruments," to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

2. New Accounting Pronouncements (Continued)

proposal also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in all interim financial statements. This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt SFAS 107-b and APB 28-a and provide the additional disclosure requirements in the second quarter 2009.

3. Inventories, Parts and Supplies

        Inventories consist of raw materials, finished goods and parts and supplies. Raw materials are composed of ice packaging material. Finished goods consist of packaged ice. Parts and supplies consist of spare parts for production equipment and ice merchandisers and miscellaneous supplies. Inventories are valued at the lower of cost or market and include overhead allocations. Cost is determined using the first-in, first-out method.

	March 31, 2009	December 31, 2008
	(in thousands)
Raw materials	$6,756	$6,510
Finished goods	3,661	2,694
Parts and supplies	3,359	3,119

Total	$13,776	$12,323

4. Accrued Expenses

	March 31, 2009	December 31, 2008
	(in thousands)
Accrued interest	$7,910	$6,087
Accrued compensation and employee benefits, including payroll taxes and workers compensation insurance	4,654	4,264
Accrued utilities	1,435	1,433
Accrued property, sales and other taxes	1,860	1,091
Other accrued insurance	1,892	1,982
Other	1,556	1,629

Total	$19,307	$16,486

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

5. Revolving Credit Facility and Long-Term Obligations

        At March 31, 2009 and December 31, 2008, long-term obligations consisted of the following:

	March 31, 2009	December 31, 2008
	(in thousands)
Credit facility—Term Loan	$240,000	$240,000
10 1/2% Senior Discount Notes	150,500	150,500

Total long-term obligations	390,500	390,500
Less: Current maturities	—	—

Long-term obligations, net	$390,500	$390,500

        10 1/2% Senior Discount Notes.    On October 27, 2004, Reddy Holdings issued $151 million in aggregate principal amount at maturity of 10 1/2% Senior Discount Notes due 2012 (the "Discount Notes") in a private placement offering. The Discount Notes were subsequently registered with the SEC, effective August 26, 2005. Each Discount Note had an initial accreted value of $663.33 per $1,000 principal amount at maturity. The accreted value of each Discount Note increased from the date of issuance until November 1, 2008 at a rate of 10 1/2% per annum such that the accreted value equaled the stated principal amount at maturity on November 1, 2008. Thereafter, cash interest began accruing November 1, 2008 and is payable semi-annually at a rate of 10 1/2% per annum.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

5. Revolving Credit Facility and Long-Term Obligations (Continued)

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

5. Revolving Credit Facility and Long-Term Obligations (Continued)

$240 million term loan (the "Term Loan"). The Credit Facilities are obligations of Reddy Corp. The Revolving Credit Facility and Term Loan mature on August 12, 2010 and August 12, 2012, respectively.

        At March 31, 2009, the Company had $53.0 million of availability under the Revolving Credit Facility, which was net of outstanding standby letters of credit of $7.0 million. The standby letters of credit are used primarily to secure certain insurance obligations. Lehman Commercial Paper, Inc. ("LCP") has a $10 million commitment under the Revolving Credit Facility, all of which is unfunded. LCP filed for bankruptcy in October 2008 and the Company understands that LCP has failed to fund on other revolving credit facilities for which it has commitments subsequent to filing for bankruptcy. As a result, the Company believes LCP will likely not perform under the terms of the facility, which would effectively reduce the amount available to the Company under the Revolving Credit Facility by $10 million.

        Principal balances outstanding under the Credit Facility bear interest per annum, at the Company's option, at the sum of the base rate plus 0.75% or LIBOR plus 1.75%. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%. At March 31, 2009, the weighted average interest rate of borrowings outstanding under the Credit Facility was 2.3%, excluding the effect of the interest rate hedges (see Note 6 for further information regarding interest rate hedges). Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. The Company also pays a quarterly fee on the average availability under the revolving credit facility at an annual rate of 0.5%. Amounts may be drawn under the Revolving Credit Facility so long as no event of default exists.

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

        The Credit Facilities contain financial covenants, which include the maintenance of certain financial ratios, as defined in the Credit Facilities, and are collateralized by substantially all of the Company's assets. At March 31, 2009, Reddy Corp. was in compliance with these covenants. Reddy Holdings guarantees the Credit Facilities and such guarantee is collateralized by a pledge of the capital stock of Reddy Corp.

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

        Reddy Corp. may also pay dividends to Reddy Holdings for specified purposes, including the payment of dividends by Reddy Holdings and the payment of cash interest and principal on the Discount Notes, in an amount not greater than Reddy Corp.'s Cumulative Distributable Cash (as

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

5. Revolving Credit Facility and Long-Term Obligations (Continued)

defined in the Credit Facilities) for the period (taken as one accounting period) from July 1, 2005 to the end of its most recently ended fiscal quarter for which a covenant compliance certificate under the Credit Facilities has been delivered to the lenders. As of March 31, 2009, the amount of Cumulative Distributable Cash was $89.2 million. Such dividends may only be paid if Reddy Corp.'s leverage ratio for the most recently ended fiscal quarter is less than or equal to 3.75 to 1.0. In addition, the Credit Facilities preclude Reddy Corp. from declaring any dividends if an event of default under the credit facilities has occurred and is continuing. In particular, it will be an event of default if Reddy Corp.'s leverage ratio exceeds 4.0 to 1.0 or Reddy Corp.'s interest coverage ratio is less than 3.25 to 1.0. If at the end of any fiscal quarter, Reddy Corp.'s leverage ratio is greater than 3.75 to 1.0, and therefore Reddy Corp. is not permitted to pay dividends, Reddy Corp. will be required by the credit facilities to apply 50% of Reddy Corp.'s Available Cash generated during each such quarter to make a mandatory prepayment of the loans under the credit facilities. If Reddy Corp. is not able to pay dividends to Reddy Holdings, Reddy Holdings may not be able to pay the interest due under the Discount Notes, which would cause a default under the indenture governing the Discount Notes. A default under the Discount Notes would also result in a default under the Credit Facilities.

6. Financial Derivative Instruments

        Interest Rate Hedging Agreements.    Effective September 12, 2005, the Company entered into an interest rate hedging agreement (the "2005 Hedge") to lock the interest rate on a portion of its Term Loan. The 2005 Hedge has a term of three years and ten months and expires on July 12, 2009. The 2005 Hedge had an initial notional balance of $220 million. The notional balance decreased by $20 million on October 12 of each of the next three years, beginning on October 12, 2006. As of March 31, 2009, the notional balance was $160 million. The Company pays a fixed rate of 4.431% on the notional balance outstanding and receives an amount equal to 3-month LIBOR. Any net payable or receivable amount is settled quarterly.

        Effective February 17, 2009, the Company entered into a second interest rate hedging agreement (the "2009 Hedge") to lock the interest rate on a portion of its Term Loan. The 2009 Hedge has a term of 10 months and expires on December 17, 2009. The 2009 Hedge had a notional balance of $50 million from the inception date to July 17, 2009, at which time the notional balance increases to $210 million for the remaining term. As of March 31, 2009, the notional balance was $50 million. The Company pays a fixed rate of 1.165% on the notional balance outstanding and receives an amount equal to 1-month LIBOR. Any net payable or receivable amount is settled monthly. The Company uses interest rate hedges to minimize the risk of increases in floating interest rates. The interest rate hedges are not for trading purposes and are accounted for as cash flow hedges.

        Diesel Hedging Agreement.    On February 2, 2009, the Company entered into a hedge to fix the price per gallon of a portion of the Company's diesel fuel requirements (the "Diesel Hedge"). The Diesel Hedge began February 2, 2009 and expires on December 28, 2009. The notional amount of gallons hedged changes on a monthly basis to match the Company's anticipated utilization. The Company will pay a fixed rate of $1.55 per gallon (wholesale basis) and receive an amount equal to a wholesale index rate. Any net payable or receivable amount is settled monthly. The Company uses the Diesel Hedge to minimize the risk of rising fuel prices. The hedge is not for trading purposes and is

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

6. Financial Derivative Instruments (Continued)

accounted for as an economic hedge and is not designated as a hedging instrument under SFAS No. 133.

        Financial Statement Presentation.    All cash flows associated with derivative activities, including collateral requirements, are classified as operating cash flows in the Condensed Consolidated Statements of Cash Flows. The following table presents the location of all liabilities associated with the Company's hedging instruments within the Condensed Consolidated Balance Sheet (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at March 31, 2009	Fair Value at December 31, 2008	Fair Value at March 31, 2009(a)	Fair Value at December 31, 2008(a)
Derivatives designated as hedging instruments under SFAS No. 133
Interest rate hedges	Derivative liabilities—current	$—	$—	$1,962	$2,564
Derivatives not designated as hedging instruments under SFAS No. 133
Diesel hedge	Derivative liabilities—current	—	—	254	—

Total derivatives		$—	$—	$2,216	$2,564

(a)
Amounts represent the unrealized loss associated with the hedges. The current amount of interest payable as of March 31, 2009 and interest receivable as of December 31, 2008 related to the interest rate hedges was included in the captions "Accrued Interest" and "Accounts Receivable, net", respectively, in the condensed consolidated balance sheets. The current settlement payable as of March 31, 2009 under the Diesel Hedge was included in the caption "Accounts Payable" in the Condensed Consolidated Balance Sheet.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

6. Financial Derivative Instruments (Continued)

        The following tables present the impact of derivative instruments and their location within the Condensed Consolidated Financial Statements (in thousands):

	Derivatives designated as Cash Flow Hedges under SFAS No. 133
	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss(a)(b)		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Interest Expense(a)		Amount of Gain (Loss) Recognized in Interest Expense (Ineffective Portion)(a)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008	2009	2008
Interest rate hedges	$1,673	$(3,010)	$(1,071)	$32	$(310)	$—

(a)
Amounts are pre-tax. Accumulated Other Comprehensive Loss in the Condensed Consolidated Statement of Stockholders' Equity (Deficit) is presented net of tax.

(b)
For the next twelve months, the amount of Other Comprehensive Loss related to the interest rate hedges to be reclassified to earnings is $2.0 million (pre-tax). Cash settlements made or received under the interest rate hedges are included in the caption "Interest Expense" in the Condensed Consolidated Statements of Operations.

	Derivatives not designated as Hedging Instruments under SFAS No. 133
	Amount of Loss Recognized in Condensed Consolidated Statements of Operations
	Three months ended March 31,
			Location of Loss Recognized in Condensed Consolidated Statements of Operations
	2009	2008
Diesel hedge:
Non-cash change in fair value	$(254)	$—
Cash settlements	(102)	—

Total recognized loss	$(356)	$—	Loss on diesel hedge

        Collateral Requirements and Counterparty Risk.    The Diesel Hedge and the 2009 Interest Rate Hedge require the Company to provide collateral in a minimum amount of $1.6 million. As of March 31, 2009, $3.0 million was held by the counterparty as collateral. The terms of the Credit Facilities limit the amount of cash collateral that the Company can provide to a maximum of $5.0 million. In the event the cash collateral requirements exceed this amount, the Company will be forced to unwind all or a portion of the hedges. As provided for in the Credit Facilities, the 2009 Interest Rate Hedge also shares in the collateral securing the Credit Facilities as the counterparty is also a lender under the Credit Facilities.

        The Company is exposed to risk of loss in the event of non-performance by the counterparty to the interest rate hedges. The Company does not anticipate non-performance by the counterparty, however recent dislocations in the credit markets have resulted in greater uncertainty regarding counterparty performance.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

7. Fair Value of Financial Instruments

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

        The following tables present the assets and liabilities as of March 31, 2009 that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Liabilities:
Interest rate hedges	$2.0	$2.0	—	$2.0	—
Diesel fuel hedge	$0.3	$0.3	—	$0.3	—

        The interest rate hedges were valued using the income approach to calculate the present value of the future cash flows expected to be paid under the hedges. The value of the fixed legs is the present value of the known fixed coupon payments discounted at a market interest rate. The value of the floating legs are the present value of the projected floating coupon payments based on the forward LIBOR rates discounted at a market interest rate.

        The Diesel Hedge was valued using the income approach to calculate the present value of the future cash flows expected to be paid under the hedge. The value of the fixed leg is the present value of the known fixed payments discounted at a market interest rate. The value of the floating leg is the present value of the projected floating payments based on the forward diesel prices discounted at a market interest rate.

        SFAS No. 157 requires the Company to consider its own credit risk in the valuation of the interest rate hedges and Diesel Hedge. See Note 6 for information related to collateral requirements related to the hedges.

8. Stock-Based Compensation

        On August 8, 2005, the board of directors and stockholders of Reddy Holdings approved the Reddy Ice Holdings, Inc. Long-Term Incentive and Share Award Plan (the "Plan"). Under the Plan, as amended, up to 1,250,000 shares of common stock may be issued to employees, directors and certain

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

8. Stock-Based Compensation (Continued)

third parties in connection with various incentive awards, including stock options, restricted shares and restricted share units.

        From the inception of the Plan through March 31, 2009, the Company granted a total of 823,100 restricted share units ("RSUs") to certain employees and independent directors. Each RSU provides for the grant of one share of unrestricted common stock on the date that the vesting terms of each RSU are satisfied. During 2008, certain employees were granted 50,000 shares of restricted stock. The restricted shares will vest in June or September 2009 on the anniversary date of the grants, assuming the recipient remains employed with the Company through that date. During 2008, 45,000 Performance-vested RSUs were awarded to an employee. The performance targets for these Performance-vested RSUs were set by the Company's Compensation Committee in April 2009. No grants were made during the three months ended March 31, 2009.

        Generally, fifty percent of each award of RSUs (the "Time-vested RSUs") will vest in annual installments on August 12 of each year through 2009, provided the recipient remains employed with the Company through such vesting dates. The remaining fifty percent of each award of RSUs (the "Performance-vested RSUs") will vest in annual installments on August 12 of each year through 2009, provided the recipient remains employed with the Company through such vesting dates and the applicable performance condition for the applicable vesting period is met. For all awards of RSUs made through March 31, 2009, fifty percent of each award is Time-vested RSUs and fifty percent is Performance-vested RSUs. The performance condition for each vesting period will be based on the Company's earned distributable cash per share (as defined in the related restricted share unit agreement) for the related performance period. The performance period begins on July 1 of each year and ends on June 30 of the subsequent year. The vesting date is the following August 12th. All RSUs will immediately vest in full, and shares will be distributed, at the time of a Change in Control (as defined in the Plan). If in any performance period the performance condition for a subsequent performance period is achieved, Performance-vested RSUs will be entitled to dividend equivalent rights in the subsequent performance period equal to the dividends which would be payable on the shares of common stock represented by the RSUs subject to vesting in that period. Payments of such dividend equivalents will be made in cash to the holders of RSUs at the time of actual dividend payments and will not be subject to vesting. Time-vested RSUs will not be entitled to dividend equivalent rights.

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

        Total compensation expense associated with the Plan was $0.4 million and $0.8 million during the three months ended March 31, 2009 and 2008, respectively. Such compensation expense was recorded in "Operating Expenses" in the consolidated statements of operations. As of March 31, 2009, approximately 264,000 shares were reserved for issuance and approximately 436,000 shares were available for grant under the Plan.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

9. Loss Per Share

        The computation of net loss per share is based on net loss divided by the weighted average number of shares outstanding. For the three months ended March 31, 2009 and 2008, there were 0.3 million and 0.4 million shares, respectively, of dilutive securities which are not included in the computation of diluted net loss per share as their effect would be anti-dilutive.

10. Income Taxes

        The Company's effective tax rate differs from the federal statutory income tax rate of 35% due to state income taxes and the effect of permanent differences, primarily the non-deductible portion of the interest expense recognized on the Discount Notes.

        The amount of gross unrecognized tax benefits related to uncertain tax positions was $3.6 million at March 31, 2009 and December 31, 2008, which included accrued interest and penalties of $1.4 million as of each date. The total amount of interest and penalties, net of federal benefit, recognized in the consolidated statements of operations for the three months ended March 31, 2009 and 2008 was $0.02 million.

        As a result of net operating loss carryforwards, the Company's tax years from 1997 through 2008 remain open and subject to examination by the Internal Revenue Service and/or certain state taxing authorities. The Company is undergoing routine tax audits in certain U.S. state jurisdictions covering multiple years. The Company is not aware of any material proposed income tax adjustments and expects the completion of the audits in the near term. A $2.2 million reduction of the $3.6 million total unrecognized tax benefit as of March 31, 2009 is possible in the next 12 months as a result of the settlement of certain current tax audits and other potential settlements with U.S. state taxing authorities.

11. Acquisitions

        No acquisitions were completed in the three months ended March 31, 2009. During 2008, the Company purchased seven ice companies. Including direct acquisition costs, the total acquisition consideration was $4.0 million. The results of operations of the 2008 acquisitions are included in the Company's consolidated results of operations from their respective acquisition dates, which range from February 29, 2008 to September 30, 2008.

        The following unaudited pro forma information presents the Company's consolidated results of operations (i) for the three months ended March 31, 2008 as if the 2008 acquisitions had all occurred on January 1, 2008 (in thousands):

Pro forma revenues	$43,338
Pro forma net loss	(3,240)
Pro forma basic and diluted net loss per share	(0.15)

12. Commitments and Contingencies

        In order to secure a long-term supply of plastic bags at favorable prices, the Company entered into a supply agreement with a plastic bag manufacturer (the "Bag Supply Agreement") in which it committed to purchase 250 million bags per twelve-month period beginning March 1, 2008. The Bag

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

12. Commitments and Contingencies (Continued)

Supply Agreement expires on March 1, 2013. On March 9, 2009, the Bag Supply Agreement was amended to start on January 1, 2008 and end on December 31, 2012 and modify certain other provisions. The annual commitment to purchase 250 million bags remains in effect. The Company anticipates being in compliance with the terms of the contract at December 31, 2009.

        The following is a discussion of the Company's significant legal matters. The Company is involved in various claims, suits, investigations, and legal proceedings. As required by SFAS No. 5, Accounting for Contingencies ("FAS 5"), the Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. At March 31, 2009, no accruals had been made in connection with the matters discussed below.

Antitrust Matters

        In March 2008, the Company and certain of its employees, including members of its management, received subpoenas issued by a federal grand jury in the Eastern District of Michigan seeking documents and information in connection with an investigation by the Antitrust Division of the United States Department of Justice ("DOJ") into possible antitrust violations in the packaged ice industry. In addition, on March 5, 2008, federal officials executed a search warrant at the Company's corporate office in Dallas, Texas. On August 28, 2008, the Company received a second subpoena for documents from the federal grand jury sitting in the Eastern District of Michigan. The DOJ has also issued subpoenas to Company employees to appear in person before the federal grand jury in the Eastern District of Michigan. The search warrant and subpoenas that the Company and its employees received are part of a broader industry inquiry by the Antitrust Division of the DOJ; at least one other packaged ice manufacturer has also received a grand jury subpoena, and The Home City Ice Company has entered a guilty plea regarding a conspiracy to allocate customers and territories in southeastern Michigan and the Detroit, Michigan metropolitan area.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

12. Commitments and Contingencies (Continued)

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

        Following the announcement that the Antitrust Division of the DOJ had instituted an investigation of the packaged ice industry, a number of lawsuits, including putative class action lawsuits, have been instituted in various federal courts in multiple jurisdictions alleging violations of the federal antitrust laws and related claims and seeking damages and injunctive relief. Pursuant to an Order from the Judicial Panel on Multidistrict Litigation, the civil actions pending in federal courts have been transferred and consolidated for pretrial proceedings in the United States District Court for the Eastern District of Michigan. Plaintiffs in most of the actions have agreed to extend the Company's deadline to respond to the subject complaints until 45 days after the filing of a consolidated amended complaint in the multidistrict proceedings. Motions and responses were filed by various plaintiffs relating to appointment of interim class counsel and liaison counsel. A hearing on those motions was held on March 16, 2009; the Court has not yet ruled on those motions. No scheduling order has been

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

12. Commitments and Contingencies (Continued)

entered by the Court and no date has been set for the Company to respond to the claims asserted by the plaintiffs in the multidistrict proceedings.

        In addition to the putative class action lawsuits filed in federal court, a putative class action lawsuit was filed in Kansas state court alleging violations of state antitrust laws and related claims and seeking damages and injunctive relief. Defendants filed motions to dismiss and those motions to dismiss were granted on February 26, 2009.

        One direct action lawsuit has been filed against the Company in the United States District Court for the Eastern District of Michigan asserting claims based on alleged violations of federal and state antitrust laws, RICO and tortious interference and seeking damages, civil penalties and injunctive relief. The defendants filed motions to dismiss that case. A hearing on those motions was held on April 2, 2009; the Court has not yet ruled on those motions.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

12. Commitments and Contingencies (Continued)

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

13. Subsequent Events

        On April 14, 2009, the compensation committee of the Company's board of directors approved certain amendments to the Plan and approved the grant of 82,850 shares of restricted stock and 370,350 stock options under the Plan to certain employees and consultants. An additional 124,275 shares of restricted stock and 555,525 stock options were granted that are contingent upon shareholder approval of an amendment to the Plan to increase the available number of shares by 1,500,000. The Company's stockholders will vote upon the amendment at the annual stockholder meeting scheduled for May 20, 2009.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other information included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2008, previously filed with the Securities and Exchange Commission ("SEC").

        Reddy Ice Holdings, Inc. ("Reddy Holdings"), and its wholly-owned subsidiary, Reddy Ice Corporation ("Reddy Corp."), manufacture and distribute packaged ice products. The company is the largest manufacturer of packaged ice products in the United States and serves a variety of customers in 31 states and the District of Columbia under the Reddy Ice® brand name.

        At March 31, 2009, we owned or operated 58 ice manufacturing facilities, 67 distribution centers and approximately 3,100 Ice Factories. As of the same date, we had an aggregate daily ice manufacturing capacity of approximately 18,000 tons.

Uncertainty of Forward Looking Statements and Information

        Other than statements of historical facts, statements made in this Form 10-Q, statements made by us in periodic press releases, oral statements made by our management to analysts and stockholders and statements made in the course of presentations about our company constitute "forward- looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. We believe the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. These forward- looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results expressed or implied by the forward- looking statements. Factors you should consider that could cause these differences are:

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

General

        Overview.    We are the largest manufacturer and distributor of packaged ice in the United States and currently serve a variety of customers in 31 states and the District of Columbia. Our business consists of:

  •
  the traditional manufacture and delivery of ice from a central point of production to the point of sale; and

  •
  the installation and operation of The Ice Factory®, our proprietary equipment located in high volume locations that produces, packages and stores ice through an automated, self-contained system.

        Seasonality.    The packaged ice business is highly seasonal, characterized by peak demand during the warmer months of May through September, with an extended peak selling season in the southern United States. Approximately 69%, 68% and 70% of our annual revenues occurred during the second and third calendar quarters in each of 2008, 2007 and 2006. As a result of seasonal revenue declines and a less than proportional decline in expenses during the first and fourth quarters, we typically experience lower margins resulting in losses during these periods.

        Revenues.    Our revenues primarily represent sales of packaged ice and packaged ice bags for use in our Ice Factory equipment. There is no right of return with respect to these products or services. A portion of our revenues are also generated by the leasing of Ice Factories to third parties.

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

        Operating Expenses.    Our operating expenses are costs associated with selling, general and administrative functions. These costs include executive officers' compensation, office and administrative salaries, insurance, legal and other professional services and costs associated with leasing office space. Labor costs, including associated payroll taxes and benefit costs but excluding non-cash stock-based compensation expense, included in operating expenses represented approximately 15% and 13% of revenues in the three months ended March 31, 2009 and 2008, respectively.

        Cost of antitrust investigations and related litigation.    Costs related to the current antitrust investigations and related litigation are composed primarily of legal fees, document collection costs and the fees of other experts and consultants.

        Facilities.    At March 31, 2009, we owned or operated 58 ice manufacturing facilities, 67 distribution centers and approximately 3,100 Ice Factories. As of the same date, we had an aggregate daily ice manufacturing capacity of approximately 18,000 tons.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

	Three Months Ended March 31,		Change from Last Year
	2009	2008	Dollars	%
	(in thousands)
Revenues	$42,246	$43,035	$(789)	(1.8)
Cost of sales (excluding depreciation)	35,480	37,288	(1,808)	(4.8)
Depreciation expense related to cost of sales	5,128	5,150	(22)	(0.4)

Gross profit	1,638	597	1,041	174.4
Operating expenses	12,177	10,837	1,340	12.4
Depreciation and amortization expense	1,709	1,641	68	4.1
Gain on dispositions of assets	(4)	(4)	—	—
Loss on derivative, net	356	—	356	—
Cost of antitrust investigations and related litigation	2,882	1,187	1,695	142.8
Transaction costs related to merger agreement	—	811	(811)	(100.0)

Loss from operations	(15,482)	(13,875)	(1,607)	(11.6)
Interest expense	(7,221)	(7,896)	675	8.5
Interest income	70	283	(213)	(75.3)
Gain on termination of merger agreement	—	17,000	(17,000)	(100.0)

Loss before income taxes	(22,633)	(4,488)	(18,145)	(404.3)
Income tax benefit	10,666	1,177	9,489	806.2

Net loss	$(11,967)	$(3,311)	$(8,656)	(261.4)

        Revenues:    Revenues decreased $0.8 million from the three months ended March 31, 2008 to the three months ended March 31, 2009. This decrease is primarily due to a decline in packaged ice volume sales by a percentage in the high single digits related to the effect of various adverse economic trends on our customers and end users of our products, partially offset by higher average sales prices.

        Cost of Sales (Excluding Depreciation):    Cost of sales (excluding depreciation) decreased $1.8 million from the three months ended March 31, 2008 to the three months ended March 31, 2009. This decrease in cost of sales is primarily due to lower volume sales and declines in the prices of fuel and plastic bags related to lower market prices.

        Labor costs, including associated payroll taxes and benefit costs (including health insurance), accounted for approximately 36% of revenues in the three months ended March 31, 2009 and 2008, respectively. Cost of plastic bags represented approximately 7% and 8% of revenues in the three months ended March 31, 2009 and 2008, respectively. Fuel expenses represented approximately 3% and

6% of revenues in the three months ended March 31, 2009 and 2008, respectively. The ratio of plastic bag and fuel expenses to sales decreased as a result of declines in the market prices of energy. Expenses for independent third party distribution services decreased from 7% of revenues in the three months ended March 31, 2008 to 6% of revenues in the three months ended March 31, 2009 as a result of a reduction in the proportion of our volume sales delivered by distributors. Electricity expense represented approximately 7% of revenues in the three months ended March 31, 2009 and 2008.

        Depreciation Expense Related to Cost of Sales:    Depreciation expense related to cost of sales decreased $0.02 million as a result of dispositions and assets becoming fully depreciated, partially offset by new production and distribution equipment placed in service in 2009 and 2008.

        Operating Expenses:    Operating expenses increased $1.3 million from the three months ended March 31, 2008 to the three months ended March 31, 2009. This increase is primarily due to a $1.3 million increase in professional services and a $0.6 million increase in labor and benefits, partially offset by a $0.4 million decrease in non-cash stock-based compensation expense and a $0.1 million decrease in bad debt expense. Professional service expenses increased $1.3 million primarily due to additional audit fees related to a change in audit firms in late 2008 and consulting fees related to our strategic review of the business. Labor and benefits increased due to additional headcount at the senior management level and higher health insurance costs.

        Depreciation and Amortization Expense:    Depreciation and amortization increased $0.1 million from the three months ended March 31, 2009 to the three months ended March 31, 2008. This increase is primarily due to additional equipment placed in service in 2008 and 2009 as a result of capital expenditures, partially offset by dispositions.

        Loss on diesel hedge:    A loss of $0.4 million was incurred during the three months ended March 31, 2009 in connection with a derivative used to hedge the cost of diesel used in our delivery operations. The loss was composed of a $0.3 million non-cash change in the fair value of the derivative and $0.1 million of cash settlements as the floating amount received from the counterparty was less than the fixed price we were obligated to pay.

        Costs of antitrust investigations and related litigation:    During the three months ended March 31, 2009 and 2008, we incurred $2.9 million and $1.2 million, respectively, of legal fees and other expenses associated with the antitrust investigation being conducted by the Antitrust Division of the United States Department of Justice and the related litigation. We became aware of and began incurring expenses related to the investigation in March 2008.

        Transaction costs related to merger agreement:    On July 2, 2007, we announced that we had entered into an Agreement and Plan of Merger, dated as of July 2, 2007 (the "Merger Agreement"), by and among Reddy Holdings and certain affiliates of GSO Capital Partners LP ("GSO"). Our stockholders approved the transaction at a special stockholder meeting on October 12, 2007. We incurred $0.8 million of professional service expenses related to the proposed transaction and related stockholder litigation during the three months ended March 31, 2008.

        Interest Expense, net:    Net interest expense decreased $0.5 million from the three months ended March 31, 2008 to the three months ended March 31, 2009. This decrease was primarily due to lower interest rates on the unhedged portion of our term loan, partially offset by scheduled increases in the interest expense associated with our 10 1/2% senior discount notes and decreases in interest income primarily related to the decline in market interest rates.

        Gain on termination of merger agreement:    On January 31, 2008, we reached an agreement with affiliates of GSO to terminate the Merger Agreement. A settlement agreement was entered into which released all parties from any claims related to the contemplated acquisition and provided for a $21 million termination fee to be paid by GSO. We agreed to pay up to $4 million of fees and expenses incurred by GSO and its third-party consultants in connection with the transaction. We received a net payment of $17 million on February 5, 2008.

        Income tax benefit (expense):    The effective tax rate increased from 26.2% during the three months ended March 31, 2008 to 47.1% during the three months ended March 31, 2009 as a result of an adjustment of deferred taxes related to prior acquisitions recorded in the three months ended March 31, 2008 that resulted in a reduction in the benefit recognized that period and the effect of changes in the ratio of permanent differences and state taxes to projected annual pre-tax income.

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

        During the three months ended March 31, 2009, capital expenditures totaled $4.6 million. As we have consolidated acquisitions into the existing company infrastructure, we have identified non-core and excess assets which can be disposed of, such as real estate and machinery and equipment. From time to time, we also dispose of other assets which are no longer useful in our operations. As a result of dispositions of these non-core and excess assets, we realized proceeds of approximately $0.05 million during the three months ended March 31, 2009. Our net capital expenditures during the three months ended March 31, 2009 were $4.5 million.

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

Cash Flows for the Three Months Ended March 31, 2009 and 2008

        Net cash used by operating activities was $18.6 million in the three months ended March 31, 2009 versus net cash provided by operating activities of $5.2 million in the three months ended March 31, 2008. The decrease in cash provided by operating activities of $23.9 million was primarily the result of a $21.8 million increase in our net loss, after adjusting for non-cash expenses and charges, and a $2.0 million increase in cash used by changes in working capital.

        Net cash used in investing activities was $4.7 million and $0.3 million in the three months ended March 31, 2009 and 2008, respectively. The increase in cash used in investing activities is primarily due to (i) the release of $6.3 million of Restricted Cash and Cash Equivalents in 2008 as a result of the utilization of the net proceeds from the sale of our bottled water and cold storage businesses sold in 2007 to fund current capital expenditures and acquisitions and (ii) a $1.3 million decrease in proceeds from dispositions of property and equipment. The net proceeds from the sale of our bottled water and cold storage businesses in 2007 were $19.4 million. Our senior credit agreement required that the net proceeds from the sales be used either to repay term borrowings under the credit facility or to make acquisitions and/or capital expenditures within twelve months of the receipt of such proceeds. Until used, the proceeds were on deposit in a restricted account with the administrative agent under the senior credit facility. Partially offsetting these items was a decrease of $3.1 million in cash spent for acquisitions.

        Financing activities provided net cash of $1.5 million in the three months ended March 31, 2008 as net borrowings under our revolving credit facility exceeded cash dividends paid to shareholders. In the three months ended March 31, 2009, there were no financing activities.

Long-term Debt and Other Obligations

        Overview.    At March 31, 2009, we had $390.5 million of total debt outstanding as follows:

  •
  $150.5 million of Reddy Holdings' 10 1/2% senior discount notes due November 1, 2012; and

  •
  $240.0 million of outstanding term loans under our credit facilities which mature on August 12, 2012.

        Senior Discount Notes.    On October 27, 2004, Reddy Holdings issued $151.0 million in aggregate principal amount at maturity of 10 1/2%senior discount notes due 2012 in a private placement offering. Each senior discount note had an initial accreted value of $663.33 per $1,000 principal amount at maturity. The accreted value of each senior discount note increased from the date of issuance until November 1, 2008 at a rate of 10 1/2% per annum such that the accreted value equaled the stated principal amount at maturity on November 1, 2008. Thereafter, cash interest accrues and will be payable semi-annually beginning May 1, 2009 at a rate of 10 1/2% per annum. The senior discount notes are unsecured obligations of Reddy Holdings and are:

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

        The consolidated coverage ratio under the indenture governing our senior discount notes is defined as the ratio of our Adjusted EBITDA for the most recent four fiscal quarters to our consolidated interest expense for such four quarter period. "Adjusted EBITDA" under the indenture governing our senior discount notes is defined as the sum of our consolidated net income plus our income tax expense, our interest expense, our depreciation and amortization expense, unrealized non-cash gains or losses or non-cash charges in respect of hedging obligations required to be taken under generally accepted accounting principles, unrealized foreign currency translation gains or losses and all other non-cash charges, except to the extent representing an accrual or reserve for a future cash expenditure. "Consolidated net income" under the indenture governing our senior discount notes is defined as net income of Reddy Holdings and its restricted subsidiary: plus or minus cash dividends received on investments or equity in net losses of persons other than the restricted subsidiary, respectively; provided that the following are not included in consolidated net income: (i) net income or loss of the subsidiary acquired in pooling of interests transactions for any period prior to the date of their acquisition, (ii) any net income of the subsidiary restricted in the payment of a dividend (other than certain permitted restrictions, including those under our credit facilities), (iii) gains or losses from non-ordinary course asset sales, (iv) extraordinary gains or losses, (v) the cumulative effect of changes in accounting principles, (vi) non-recurring fees and expenses and write offs of deferred financing costs related to the financing transactions in connection with the 2003 merger of Cube Acquisition Corp. and Packaged Ice, Inc. and, (vii) any fees, charges, costs or expenses relating to our initial public offering and the related transactions and paid in cash, to the extent deducted in the determination of consolidated net income. "Consolidated interest expense" under the indenture governing our senior discount notes is defined as total interest expense plus, to the extent not included in total interest expense, (i) interest expense attributable to capital leases, (ii) amortization of debt discount and issuance costs, (iii) capitalized interest, (iv) non-cash interest expense, (v) fees on letters of credit, (vi) net payments pursuant to hedging obligations, (vii) dividends accrued on certain disqualified stock (viii) interest incurred in connection with investments in discontinued operations, (ix) interest on guaranteed indebtedness and (x) cash contributions to employee stock ownership plans to the extent they are used to pay interest or fees on indebtedness incurred by such plans. We are generally required to calculate our consolidated coverage ratio on a pro forma basis to give effect to incurrences and repayments of indebtedness as well as acquisitions and dispositions.

        The buildup amount equals 50% of our consolidated net income accrued during the period (treated as one accounting period) from July 1, 2003 to the end of the most recent fiscal quarter for which internal financial statements are available (or, if such consolidated net income is a deficit, minus 100% of such deficit), plus, the net cash proceeds of the issuance of capital stock, subject to certain exceptions, and any cash capital contribution received by us from our stockholders in each case after August 15, 2003 plus the amount by which our indebtedness is reduced on our balance sheet as a result of the conversion or exchange of such indebtedness for our capital stock, plus the net reduction in certain restricted investments made by us, less the amount of certain restricted payments we make from time to time, including, among other things, the payment of cash dividends. As of March 31, 2009, the buildup amount was negative, primarily as a result of the $149.7 million non-cash goodwill impairment charge recognized in the three months ended December 31, 2008. We are not currently permitted to pay dividends under this provision.

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

        At March 31, 2009, we had $53.0 million of availability under the revolving credit facility, which was net of an outstanding standby letters of credit of $7.0 million. The standby letters of credit are used primarily to secure certain insurance obligations. Lehman Commercial Paper, Inc. ("LCP") has a $10 million commitment under the revolving credit facility, all of which is unfunded. LCP filed for bankruptcy in October 2008 and we understand that LCP has failed to fund on other revolving credit facilities subsequent to filing for bankruptcy. As a result, we believe LCP will likely not perform under the terms of the facility, which would effectively reduce the amount available to us under the revolving credit facility by $10 million.

        Principal balances outstanding under the revolving credit facility bear interest per annum, at our option, at the sum of the base rate plus 0.75% or LIBOR plus 1.75%. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%. At March 31, 2009, the weighted average interest rate of borrowings outstanding under the credit facilities was 2.3%, excluding the effect of our interest rate hedge. Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the LIBOR loan exceeds 90 days. Reddy Corp. pays a quarterly fee on the average availability under the revolving credit facility based on an annual rate of 0.5% except as described below.

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

        Our credit facilities contain financial covenants, which include the maintenance of certain financial ratios, as defined in the credit facilities, and are collateralized by substantially all of Reddy Corp.'s assets. At March 31, 2009, Reddy Corp. was in compliance with these covenants. Reddy Holdings guarantees Reddy Corp.'s credit facilities and such guarantee is collateralized by a pledge of the capital stock of Reddy Corp.

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

        Reddy Corp. may also pay dividends to Reddy Holdings for certain other specified purposes, including the payment of cash dividends by Reddy Holdings to its stockholders and the payment of cash interest on our senior discount notes, in an amount not greater than our Cumulative Distributable Cash for the period (taken as one accounting period) from July 1, 2005 to the end of our most recently-ended fiscal quarter for which a covenant compliance certificate under our credit facilities has been delivered to the lenders. As of March 31, 2009, the amount of Cumulative Distributable Cash was $89.2 million. Such dividends may only be paid if Reddy Corp.'s leverage ratio for the most recently ended fiscal quarter is less than or equal to 3.75 to 1.0. In addition, the credit facilities preclude Reddy Corp. from declaring or paying such dividends if a default or event of default under the credit facilities has occurred and is continuing. In particular, it will be an event of default if Reddy Corp.'s leverage ratio exceeds 4.0 to 1.0 or Reddy Corp.'s interest coverage ratio is less than 3.25 to 1.0. If at the end of any fiscal quarter, Reddy Corp.'s leverage ratio is greater than 3.75 to 1.0, and therefore Reddy Corp. is not permitted to pay dividends, Reddy Corp. will be required by our credit facilities to apply 50% of Reddy Corp.'s Available Cash generated during each such quarter to make a mandatory prepayment of the loans under our credit facilities. If Reddy Corp. is not able to pay dividends to Reddy Holdings, Reddy Holdings may not be able to pay the interest due under our senior discount notes, which would cause a default under the indenture governing our senior discount notes. A default under our senior discount notes would also result in a default under our credit facilities.

        At March 31, 2009, Reddy Holdings had $7.4 million of cash on hand that was not subject to restrictions under our credit facilities.

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

        The following table presents Adjusted EBITDA for the twelve month period ended March 31, 2009 on a pro forma basis after giving effect to the adjustments permitted under the description of the definition of Adjusted EBITDA set forth above. Adjusted EBITDA is different from EBITDA that is derived solely from GAAP components. Adjusted EBITDA should not be construed as an alternative to net income (loss), cash flows from operations or net cash from operating or investing activities as defined by GAAP, and it is not necessarily indicative of cash available to fund our cash needs as determined in accordance with GAAP. In addition, not all companies use identical calculations, and this presentation may not be comparable to similarly titled measures of other companies. A reconciliation of net income to EBITDA and Adjusted EBITDA follows the table.

        The following table sets forth pro forma Adjusted EBITDA as calculated under our credit facilities and the financial ratio covenants contained in the credit facilities:

Year Ended March 31, 2009
(unaudited, in thousands)
Pro forma adjusted EBITDA	$67,682
Total leverage ratio	3.55:1.0
Interest coverage ratio	4.75:1.0

        The following table sets forth a reconciliation of net loss to EBITDA and Adjusted EBITDA:

Twelve Months Ended March 31, 2009
(In thousands)
Net loss	$(129,087)
Depreciation expense related to cost of sales	20,774
Depreciation and amortization expense	6,783
Interest expense	31,218
Interest income	(612)
Income tax benefit	(30,891)

EBITDA	(101,815)
Other non-cash charges:
Stock-based compensation expense	1,176
Loss on dispositions of assets	1,869
Impairment of goodwill and long-lived assets	149,905
Decrease in fair value of derivative	254
Gain on property insurance settlement	(1,036)
Reddy Holdings items:
Cost of antitrust investigations and related litigation(a)	17,219
Transaction costs related to merger agreement(a)	24

Adjusted EBITDA	$67,596

Acquisition adjustments(b)	54
Elimination of lease expense(c)	32

Pro forma adjusted EBITDA	$67,682

    (a)
    Represents the elimination of (i) the costs incurred in connection with the ongoing antitrust investigations and related litigation and (ii) the costs related to the GSO transaction and the related stockholder litigation. The costs related to the GSO merger agreement and the antitrust investigations and related civil litigation are excluded from the calculation of Adjusted EBITDA as these costs have been paid by Reddy Holdings. Reddy Holdings is currently paying these costs from the excess cash remaining from the initial public offering of its common stock in August 2005 and the funds paid to Reddy Holdings by affiliates of GSO in February 2008 in connection with the termination of the merger agreement.

    (b)
    Represents the incremental Adjusted EBITDA of acquired businesses as if each acquisition had been consummated on the first day of the period presented. All acquisitions included herein were consummated on or before March 31, 2009.

    (c)
    Represents the elimination of lease expense on a manufacturing facility purchased in the fourth quarter of 2008, as if the purchase had been consummated on the first day of the period presented.

  Financial Derivative Instruments

        Interest Rate Hedging Agreements.    Effective September 12, 2005, the Company entered into an interest rate hedging agreement (the "2005 Hedge") to lock the interest rate on a portion of its Term Loan. The 2005 Hedge has a term of three years and ten months and expires on July 12, 2009. The 2005 Hedge had an initial notional balance of $220 million. The notional balance decreased by

$20 million on October 12 of each of the next three years, beginning on October 12, 2006. As of March 31, 2009, the notional balance was $160 million. The Company pays a fixed rate of 4.431% on the notional balance outstanding and receives an amount equal to 3-month LIBOR. Any net payable or receivable amount is settled quarterly.

        Effective February 17, 2009, the Company entered into a second interest rate hedging agreement (the "2009 Hedge") to lock the interest rate on a portion of its Term Loan. The 2009 Hedge has a term of 10 months and expires on December 17, 2009. The 2009 Hedge had a notional balance of $50 million from the inception date to July 17, 2009, at which time the notional balance increases to $210 million for the remaining term. As of March 31, 2009, the notional balance was $50 million. The Company pays a fixed rate of 1.165% on the notional balance outstanding and receives an amount equal to 1-month LIBOR. Any net payable or receivable amount is settled monthly. The Company uses interest rate hedges to minimize the risk of increases in floating interest rates. The interest rate hedges are not for trading purposes and are accounted for as cash flow hedges.

        Diesel Hedging Agreement.    On February 2, 2009, the Company entered into a hedge to fix the price per gallon of a portion of the Company's diesel fuel requirements (the "Diesel Hedge"). The Diesel Hedge began February 2, 2009 and expires on December 28, 2009. The notional amount of gallons hedged changes on a monthly basis to match the Company's anticipated utilization. The Company will pay a fixed rate of $1.55 per gallon (wholesale basis) and receive an amount equal to a wholesale index rate. Any net payable or receivable amount is settled monthly. The Company uses the Diesel Hedge to minimize the risk of rising fuel prices. The hedge is not for trading purposes and is accounted for as an economic hedge and is not designated as a hedging instrument under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

        Collateral Requirements and Counterparty Risk.    The Diesel Hedge and the 2009 Interest Rate Hedge require the Company to provide collateral in a minimum amount of $1.6 million. As of March 31, 2009, $3.0 million was held by the counterparty as collateral. The terms of the Credit Facilities limit the amount of cash collateral that the Company can provide to a maximum of $5.0 million. In the event the cash collateral requirements exceed this amount, the Company will be forced to unwind all or a portion of the hedges. As provided for in the Credit Facilities, the 2009 Interest Rate Hedge also shares in the collateral securing the Credit Facilities as the counterparty is also a lender under the Credit Facilities.

        The Company is exposed to risk of loss in the event of non-performance by the counterparty to the interest rate hedges. The Company does not anticipate non-performance by the counterparty, however recent dislocations in the credit markets have resulted in greater uncertainty regarding counterparty performance.

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

        Based on our expected level of operations, we believe that cash flows from operations, together with available borrowings under our revolving credit facility, will be adequate to meet our future liquidity needs for at least the next twelve months. As of April 28, 2009, we had approximately $7 million of cash on hand at Reddy Holdings, approximately $5 million of cash at Reddy Corp. and approximately $41.5 million of availability under our revolving credit facility, which reflected outstanding standby letters of credit of $8.5 million and a $10 million reduction based on the expected non-performance by LCP of its commitment under our revolving credit facility. During the next month, we expect availability under our revolving credit facility will decrease due to borrowings on our revolving credit facility to fund operations, capital expenditures, debt service and acquisitions and anticipated letter of credit requirements. We expect to repay all amounts borrowed by June 30, 2009. Borrowings under our revolving credit facility are expected to occur in the spring as our cash flows from operations decline to their lowest point during March and April due to reduced sales in January and February and the need to finance (i) seasonal increases in accounts receivable and inventories as temperatures and sales volumes begin to increase in April and May and (ii) the semi-annual interest payment due May 1 on our senior discount notes. Furthermore, we expect the outstanding balance of our standby letters of credit to increase to approximately $10 million to $11 million by the end of 2009 as a result of the need to provide collateral to secure operating lease financing, outstanding surety bonds and obligations to certain vendors. We expect availability under our revolving credit facility to be no less than $35 million at all times during 2009.

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

        Interest expense on our senior discount notes (see "—Senior Discount Notes"), becomes payable in cash on a semi-annual basis beginning May 1, 2009. The annual cash obligation for this interest is $15.8 million. Expenses in connection with the antitrust investigations and related civil litigation may require the use of cash on hand at Reddy Holdings or Reddy Corp. or borrowings under our revolving credit facility. As of April 28, 2009, our cash at Reddy Holdings, net of accrued expenses related the antitrust investigations and related civil litigation, was approximately $5 million. Based on the current status of the investigation and related civil litigation and projected expenses, we believe Reddy Holdings' cash balance will be sufficient to fund these expenses for the next twelve months, however this expectation includes assumptions regarding matters beyond our control or knowledge. If Reddy Holdings were to require additional cash to fund its expenses related to the antitrust investigations, Reddy Corp. has the ability under the credit facility to transfer $1.0 million to Reddy Holdings in each of 2009 and 2010 and Reddy Holdings is permitted to raise at least $10 million in additional debt. We are also evaluating our insurance coverage with regards to the costs of the investigations and related civil litigation and are working to maximize any potential reimbursements.

Recently Adopted Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value estimates. In February 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-2 which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. We elected to defer the adoption of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities until January 1, 2009. Adoption of this standard on January 1, 2009 had no impact on our results of operations and financial position.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. This standard requires the immediate expensing of acquisition related costs. This standard is effective for acquisitions completed after December 31, 2008.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities". SFAS No. 161 will require enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We adopted SFAS No. 161 on January 1, 2009 and have included the required disclosures under SFAS No. 161.

        In April 2008, the FASB issued FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets". This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets". FSP No. FAS 142-3 is effective for fiscal years beginning on or after December 15, 2008 and will apply only to intangible assets acquired after the effective date.

        In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities". This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS") under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, "Earnings per Share". FSP No. EITF 03-6-1 is effective for fiscal years beginning on or after December 15, 2008. All prior period EPS data presented after adoption is to be adjusted retrospectively to conform with the provisions of FSP No. EITF 03-6-1. Adoption of this standard on January 1, 2009 had no impact on our results of operations and financial position.

New Accounting Pronouncements

        In January 2009, the FASB released Proposed Staff Position SFAS No. 107-b and Accounting Principles Board ("APB") Opinion No. 28-a, "Interim Disclosures about Fair Value of Financial Instruments" ("SFAS 107-b" and "APB 28-a"). This proposal amends FASB Statement No. 107, "Disclosures about Fair Values of Financial Instruments," to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The proposal also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in all interim financial statements. This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We plan to adopt SFAS 107-b and APB 28-a and provide the additional disclosure requirements in the second quarter 2009.

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

        We are exposed to some market risk due to the floating interest rates under our senior credit facilities. Principal balances outstanding under the term loan and the revolving credit facility bear interest, at our option, at the London Inter-Bank Offered Rate ("LIBOR") plus 1.75% or the prime rate (as announced from time to time by the administrative agent) plus 0.75%. Effective September 12, 2005 and February 17, 2009, we entered into interest rate hedging agreements to lock the interest rate on a portion of the term loan outstanding under the senior credit facility. See "Liquidity and Capital Resources—Interest Rate Hedging Agreements".

        As of March 31, 2009, our credit facilities had an outstanding principal balance of $240.0 million at a weighted average interest rate of 2.3% per annum. At March 31, 2009, the 1-month LIBOR rate was 0.5%. Including the effect of the interest rate hedges, the weighted average interest rate of balances outstanding under the credit facilities was 5.0%. If LIBOR were to increase by 1% from that level, the annual increase in interest expense, given our principal balances at March 31, 2009 and the effect of the interest rate hedges, would be approximately $0.3 million.

        We are exposed to risk of loss in the event of non-performance by the counterparty to our hedging arrangements. We do not anticipate non-performance by the counterparty, however recent dislocations in the credit markets have resulted in greater uncertainty regarding counterparty performance.

Item 4.    Controls and Procedures

        Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009 to ensure that information relating to us and our consolidated subsidiary required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure. It should be noted, however, that the design of any system of controls is limited in its ability to detect errors, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

Antitrust Matters

        In March 2008, we and certain of our employees, including members of our management, received subpoenas issued by a federal grand jury in the Eastern District of Michigan seeking documents and information in connection with an investigation by the Antitrust Division of the United States Department of Justice ("DOJ") into possible antitrust violations in the packaged ice industry. In addition, on March 5, 2008, federal officials executed a search warrant at our corporate office in Dallas, Texas. On August 28, 2008, we received a second subpoena for documents from the federal grand jury sitting in the Eastern District of Michigan. The DOJ has also issued subpoenas to Company employees to appear in person before the federal grand jury in the Eastern District of Michigan. The search warrant and subpoenas that we and our employees received are part of a broader industry inquiry by the Antitrust Division of the DOJ; at least one other packaged ice manufacturer has also received a grand jury subpoena, and The Home City Ice Company has entered a guilty plea regarding a conspiracy to allocate customers and territories in southeastern Michigan and the Detroit, Michigan metropolitan area.

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

        Following the announcement that the Antitrust Division of the DOJ had instituted an investigation of the packaged ice industry, a number of lawsuits, including putative class action lawsuits, have been instituted in various federal courts in multiple jurisdictions alleging violations of the federal antitrust laws and related claims and seeking damages and injunctive relief. Pursuant to an Order from the Judicial Panel on Multidistrict Litigation, the civil actions pending in federal courts have been transferred and consolidated for pretrial proceedings in the United States District Court for the Eastern District of Michigan. Plaintiffs in most of the actions have agreed to extend the Company's deadline to respond to the subject complaints until 45 days after the filing of a consolidated amended complaint in the multidistrict proceedings. Motions and responses were filed by various plaintiffs relating to appointment of interim class counsel and liaison counsel. A hearing on those motions was held on March 16, 2009; the Court has not yet ruled on those motions. No scheduling order has been entered by the Court and no date has been set for us to respond to the claims asserted by the plaintiffs in the multidistrict proceedings.

        In addition to the putative class action lawsuits filed in federal court, a putative class action lawsuit was filed in Kansas state court alleging violations of state antitrust laws and related claims and seeking damages and injunctive relief. The defendants filed motions to dismiss and those motions to dismiss were granted on February 26, 2009.

        One direct action lawsuit has been filed against us in the United States District Court for the Eastern District of Michigan asserting claims based on alleged violations of federal and state antitrust laws, RICO and tortious interference and seeking damages, civil penalties and injunctive relief. The defendants filed motions to dismiss that case. A hearing on those motions was held on April 2, 2009; the Court has not yet ruled on those motions.

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

Item 1A.    Risk Factors

        There have been no material changes to the factors described in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Item 5.    Other Information

        None.

Item 6.    Exhibits

        See Index to Exhibits on page 43.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDY ICE HOLDINGS, INC.
Date: April 30, 2009	By:	/s/ GILBERT M. CASSAGNE Gilbert M. Cassagne Chief Executive Officer
Date: April 30, 2009	By:	/s/ STEVEN J. JANUSEK Steven J. Janusek Chief Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit No.		Description
10.1	†	Form of Non-Qualified Stock Option Agreement under the Company's 2005 Long Term Incentive and Share Award Plan (for Mr. Cassagne, Mr. Janusek and Mr. Smith).

10.2	†	Form of Non-Qualified Stock Option Agreement under the Company's 2005 Long Term Incentive and Share Award Plan (for certain other Executive Officers).

10.3	†	Form of Non-Qualified Stock Option Agreement under the Company's 2005 Long Term Incentive and Share Award Plan (for certain other employees).

10.4	†	Form of Restricted Stock Agreement under the Company's 2005 Long Term Incentive and Share Award Plan (for Mr. Cassagne, Mr. Janusek and Mr. Smith).

10.5	†	Form of Restricted Stock Agreement under the Company's 2005 Long Term Incentive and Share Award Plan (for certain other Executive Officers).

10.6	†	Form of Restricted Stock Agreement under the Company's 2005 Long Term Incentive and Share Award Plan (for certain other employees).

10.7	†	Form of Severance Agreement (for Mr. Cassagne, Mr. Janusek and Mr. Smith).

10.8	†	Form of Severance Agreement (for certain other Executive Officers).

31.1	†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Section 1350 Certification of Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	Section 1350 Certification of Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Filed herewith.