Form 10-Q
period 2009-06-30
REDDY ICE HOLDINGS INC
filed 2009-07-30
CIK 1268984

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
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

        The number of shares of registrant's common stock outstanding as of July 28, 2009 was 22,485,504.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2009

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2009	December 31, 2008
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,353	$39,684
Accounts receivable, net	44,047	27,879
Inventories, parts and supplies	12,260	12,323
Prepaid expenses and other current assets	6,315	3,218
Deferred tax assets	1,945	1,945

Total current assets	74,920	85,049
PROPERTY AND EQUIPMENT, net	219,850	213,015
GOODWILL	79,493	79,493
OTHER INTANGIBLES, net	73,335	76,640
OTHER ASSETS	731	362

TOTAL	$448,329	$454,559

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term obligations	$—	$—
Revolving credit facility	—	—
Accounts payable	17,404	19,106
Accrued expenses	18,157	16,486
Derivative liabilities	860	2,564

Total current liabilities	36,421	38,156
LONG-TERM OBLIGATIONS	390,602	390,500
DEFERRED TAXES AND OTHER LIABILITIES, net	21,530	25,031
COMMITMENTS AND CONTINGENCIES (Note 12)	—	—
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock: 25,000,000 share authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; 22,364,991 and 22,114,116 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	224	221
Additional paid-in capital	222,776	221,824
Accumulated deficit	(222,705)	(218,976)
Accumulated other comprehensive loss	(519)	(2,197)

Total stockholders' equity (deficit)	(224)	872

TOTAL	$448,329	$454,559

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Revenues	$99,899	$102,687	$142,145	$145,722
Cost of sales (excluding depreciation)	57,223	62,497	92,703	99,785
Depreciation expense related to cost of sales	5,166	5,297	10,294	10,447

Gross profit	37,510	34,893	39,148	35,490
Operating expenses	13,223	12,054	25,400	22,891
Depreciation and amortization expense	1,730	1,656	3,439	3,297
Loss on dispositions of assets	461	244	457	240
Gain on diesel hedge	(1,081)	—	(725)	—
Cost of antitrust investigations and related litigation (Note 12)	458	4,615	3,340	5,802
Transaction costs related to merger agreement (Note 1)	—	138	—	949
Gain on property insurance settlement	—	(1,036)	—	(1,036)

Income from operations	22,719	17,222	7,237	3,347
Interest expense	(7,257)	(7,934)	(14,478)	(15,830)
Interest income	36	181	106	464
Gain on termination of merger agreement (Note 1)	—	—	—	17,000

Income (loss) before income taxes	15,498	9,469	(7,135)	4,981
Income tax (expense) benefit	(7,260)	(3,811)	3,406	(2,634)

Net income (loss)	$8,238	$5,658	$(3,729)	$2,347

Basic net income (loss) per share:
Net income (loss)	$0.37	$0.26	$(0.17)	$0.11

Weighted average common shares outstanding	22,253	22,003	22,066	22,001

Diluted net income (loss) per share:
Net income (loss)	$0.37	$0.26	$(0.17)	$0.11

Weighted average common shares outstanding	22,253	22,015	22,066	22,025

Cash dividends declared per share	$—	$0.42	$—	$0.84

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Common Stock
					Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit		Total
	(in thousands)
Balance at January 1, 2009	22,114	$221	$221,824	$(218,976)	$(2,197)	$872
Compensation expense related to stock-based awards	—	—	955	—	—	955
Issuance of restricted stock	247	3	(3)	—	—	—
Vesting of restricted stock units	4	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	(3,729)	—	(3,729)
Change in fair value of interest rate hedges, net of tax	—	—	—	—	1,678	1,678

Total comprehensive loss						(2,051)

Balance at June 30, 2009	22,365	$224	$222,776	$(222,705)	$(519)	$(224)

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,729)	$2,347
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities (excluding working capital from acquisitions):
Depreciation and amortization expense	13,733	13,744
Amortization of debt issue costs and debt discount	729	7,986
Deferred tax (benefit) expense	(3,579)	2,147
Loss on dispositions of assets	457	240
Gain on property insurance settlement	—	(1,036)
Increase in fair value of diesel hedge	(770)	—
Stock-based compensation expense	955	1,717
Change in assets and liabilities:
Accounts receivable	(16,167)	(22,710)
Inventory, parts and supplies	63	(3,414)
Prepaid expenses and other current assets	(2,350)	276
Accounts payable, accrued expenses and other	(318)	6,462

Net cash (used in) provided by operating activities	(10,976)	7,759

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(18,317)	(10,134)
Proceeds from dispositions of property and equipment	232	1,467
Cost of acquisitions, net of cash acquired	—	(3,750)
Proceeds from property insurance settlement	—	1,496
Decrease in restricted cash and cash equivalents	—	12,684
Issuance of note receivable	(300)	—
Collection of note receivable	30	16

Net cash (used in) provided by investing activities	(18,355)	1,779

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	—	(18,479)
Borrowings under the credit facility, net	—	16,000
Repayment of long-term obligations	—	(20)

Net cash used in financing activities	—	(2,499)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(29,331)	7,039
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	39,684	17,183

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,353	$24,222

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$15,620	$8,244

Cash receipts of interest income	$101	$474

Cash payments for income taxes	$529	$678

Borrowings under the credit facility	$6,667	$43,300

Repayments on the credit facility	$(6,667)	$(27,300)

Increase (decrease) in fair value of interest rate hedges	$1,704	$(493)

Cash dividends declared, not paid	$—	$9,253

Additions to property and equipment included in accounts payable	$1,416	$1,320

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

1. General

        The condensed consolidated financial statements of Reddy Ice Holdings, Inc. and Subsidiary included herein are unaudited; however, the balance sheet as of December 31, 2008 has been derived from the audited financial statements for that date but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements have been prepared by the Company pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Under the SEC's regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. All significant intercompany balances and transactions have been eliminated upon consolidation, and all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal and recurring nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results to be achieved for the full year.

        Reddy Ice Holdings, Inc. ("Reddy Holdings"), and its wholly-owned subsidiary, Reddy Ice Corporation ("Reddy Corp."), referred to collectively as the "Company", manufactures and distributes packaged ice products. The common stock of Reddy Holdings is publicly traded on the New York Stock Exchange under the ticker symbol "FRZ".

        On July 2, 2007, the Company announced that it had entered into an Agreement and Plan of Merger, dated as of July 2, 2007 (the "Merger Agreement"), by and among Reddy Holdings and certain affiliates of GSO Capital Partners LP ("GSO"). On January 31, 2008, the Company reached an agreement with affiliates of GSO to terminate the Merger Agreement. A settlement agreement (the "Settlement Agreement") was entered into which released all parties from any claims related to the contemplated acquisition and provided for a $21 million termination fee to be paid by GSO. The Company agreed to pay up to $4 million of fees and expenses incurred by GSO and its third-party consultants in connection with the transaction. The Company received a net payment of $17 million on February 5, 2008. During the three months and six months ended June 30, 2008, the Company incurred $0.1 million and $0.9 million, respectively, of legal and other professional service expenses in connection with the transaction and the related stockholder litigation, which was settled on December 31, 2008. Such costs are included in the caption "Transaction costs related to merger agreement" in the consolidated statements of operations.

2. New Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value estimates. In February 2008, the FASB issued FASB Staff Position ("FSP") 157-2 which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company elected to defer the adoption of SFAS 157 for its nonfinancial assets and nonfinancial liabilities until

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

2. New Accounting Pronouncements (Continued)

January 1, 2009. Adoption of this standard on January 1, 2009 had no impact on the Company's results of operations and financial position.

        In December 2007, the FASB issued SFAS 141(R), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS 141(R) significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, under SFAS 141(R), changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141(R) was effective for fiscal years beginning on or after December 15, 2008. This standard requires the immediate expensing of acquisition related costs. This standard is effective for acquisitions completed after December 31, 2008. Adoption of this standard on January 1, 2009 had no impact on the Company's results of operations and financial position.

        In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and its related interpretations and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 was effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 on January 1, 2009 and has included the required disclosures (see Note 6).

        In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement 142, "Goodwill and Other Intangible Assets". FSP FAS 142-3 was effective for fiscal years beginning on or after December 15, 2008. The adoption of FSP FAS 142-3 on January 1, 2009 did not impact the Company's results of operations and financial position as this standard is required to be implemented prospectively; however, this standard may impact the Company in future periods.

        In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS") under the two-class method described in paragraphs 60 and 61 of FASB Statement 128, "Earnings per Share" and was effective for fiscal years beginning on or after December 15, 2008. All prior period EPS data presented after adoption was adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. Adoption of this standard on January 1, 2009 did not have a material impact on the Company's results of operations and financial position.

        In January 2009, the FASB released Proposed Staff Position SFAS 107-b and Accounting Principles Board ("APB") Opinion 28-a, "Interim Disclosures about Fair Value of Financial Instruments"

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

2. New Accounting Pronouncements (Continued)

("SFAS 107-b" and "APB 28-a"). These proposals amend FASB Statement 107, "Disclosures about Fair Values of Financial Instruments," to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The proposals also amend APB Opinion 28, "Interim Financial Reporting," to require those disclosures in all interim financial statements. This proposal was effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company adopted SFAS 107-b and APB 28-a in the three months ended June 30, 2009 and has included the required disclosures (see Note 5).

        In May 2009, the FASB issued SFAS 165, "Subsequent Events" ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and the Company adopted this standard during the three months ended June 30, 2009. The adoption of SFAS 165 did not have an impact on the Company's consolidated results of operations or financial position. The Company has performed an evaluation of subsequent events through July 30, 2009, which is the date these financial statements were issued.

        In June 2009, the FASB issued SFAS 168, "The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement 162" ("SFAS 168"). SFAS 168 provides for the FASB Accounting Standards Codification™ (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009, and the Company will adopt this standard during the three months ending September 30, 2009.

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

	June 30, 2009	December 31, 2008
	(in thousands)
Raw materials	$6,295	$6,510
Finished goods	2,565	2,694
Parts and supplies	3,400	3,119

Total	$12,260	$12,323

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

4. Accrued Expenses

	June 30, 2009	December 31, 2008
	(in thousands)
Accrued interest	$4,042	$6,087
Accrued compensation and employee benefits, including payroll taxes and workers compensation insurance	6,384	4,264
Accrued utilities	1,741	1,433
Accrued property, sales and other taxes	2,378	1,091
Other accrued insurance	2,081	1,982
Other	1,531	1,629

Total	$18,157	$16,486

5. Revolving Credit Facility and Long-Term Obligations

        At June 30, 2009 and December 31, 2008, long-term obligations consisted of the following:

	June 30, 2009	December 31, 2008
	(in thousands)
Credit facility—Term Loan	$240,000	$240,000
10 1/2% Senior Discount Notes	150,500	150,500
Other Notes Payable	102	—

Total long-term obligations	390,602	390,500
Less: Current maturities	—	—

Long-term obligations, net	$390,602	$390,500

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

5. Revolving Credit Facility and Long-Term Obligations (Continued)

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

        At June 30, 2009, the Company had $50.4 million of availability under the Revolving Credit Facility, which was net of outstanding standby letters of credit of $9.6 million. The standby letters of credit are used primarily to secure certain insurance obligations. Lehman Commercial Paper, Inc. ("LCP") has a $10 million commitment under the Revolving Credit Facility, all of which is unfunded. LCP filed for bankruptcy in October 2008. During the three months ended June 30, 2009, the Company made borrowings under the Revolving Credit Facility. LCP failed to fund its commitments related to such borrowings and the Company does not believe LCP will fund borrowing requests made in the future. As a result, the amount available to the Company under the Revolving Credit Facility has been effectively reduced by $10 million.

        Principal balances outstanding under the Credit Facility bear interest per annum, at the Company's option, at the sum of the base rate plus 0.75% or LIBOR plus 1.75%. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%. At June 30, 2009, the weighted average interest rate of borrowings outstanding under the Credit Facility was 2.1%, excluding the effect of the interest rate hedges (see Note 6 for further information regarding interest rate hedges). Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. The Company also pays a quarterly fee on the average availability under the revolving credit facility at an annual rate of 0.5%. Amounts may be drawn under the Revolving Credit Facility so long as no event of default exists.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

5. Revolving Credit Facility and Long-Term Obligations (Continued)

        The Credit Facilities contain financial covenants, which include the maintenance of certain financial ratios, as defined in the Credit Facilities, and are collateralized by substantially all of the Company's assets. At June 30, 2009, Reddy Corp. was in compliance with these covenants. Reddy Holdings guarantees the Credit Facilities and such guarantee is collateralized by a pledge of the capital stock of Reddy Corp.

        Under the restricted payments covenant in the Credit Facilities, Reddy Holdings is generally restricted from paying dividends to its stockholders from funds received from Reddy Corp. and Reddy Corp. is prohibited from paying dividends and otherwise transferring assets to Reddy Holdings. Reddy Corp. is permitted to pay certain limited dividends to Reddy Holdings, the proceeds of which must be used to maintain Reddy Holdings' corporate existence.

        Reddy Corp. may also pay dividends to Reddy Holdings for specified purposes, including the payment of dividends by Reddy Holdings and the payment of cash interest and principal on the Discount Notes, in an amount not greater than Reddy Corp.'s Cumulative Distributable Cash (as defined in the Credit Facilities) for the period (taken as one accounting period) from July 1, 2005 to the end of its most recently ended fiscal quarter for which a covenant compliance certificate under the Credit Facilities has been delivered to the lenders. As of June 30, 2009, the amount of Cumulative Distributable Cash was $94.4 million. Such dividends may only be paid if Reddy Corp.'s leverage ratio for the most recently ended fiscal quarter is less than or equal to 3.75 to 1.0. In addition, the Credit Facilities preclude Reddy Corp. from declaring any dividends if an event of default under the credit facilities has occurred and is continuing. In particular, it will be an event of default if Reddy Corp.'s leverage ratio exceeds 4.0 to 1.0 or Reddy Corp.'s interest coverage ratio is less than 3.25 to 1.0. If at the end of any fiscal quarter, Reddy Corp.'s leverage ratio is greater than 3.75 to 1.0, and therefore Reddy Corp. is not permitted to pay dividends, Reddy Corp. will be required by the credit facilities to apply 50% of Reddy Corp.'s Available Cash generated during each such quarter to make a mandatory prepayment of the loans under the credit facilities. If Reddy Corp. is not able to pay dividends to Reddy Holdings, Reddy Holdings may not be able to pay the interest due under the Discount Notes, which would cause a default under the indenture governing the Discount Notes. A default under the Discount Notes would also result in a default under the Credit Facilities.

        Fair Value of Debt Instruments.    At June 30, 2009 and December 31, 2008, the fair value of the Company's debt, was $278.8 million and $198.2 million, respectively, while the book value was $390.6 million and $390.5 million, respectively. The fair value of the Company's debt is primarily based on quoted market prices for the same or similar issues, or on the current rates that would be offered to the Company for debt of the same remaining maturities.

6. Financial Derivative Instruments

        Interest Rate Hedging Agreements.    Effective September 12, 2005, the Company entered into an interest rate hedging agreement (the "2005 Hedge") to lock the interest rate on a portion of its Term Loan. The 2005 Hedge had a term of three years and ten months and expired on July 12, 2009. The 2005 Hedge had an initial notional balance of $220 million. The notional balance decreased by $20 million on October 12 of each of the next three years, beginning on October 12, 2006. As of June 30, 2009, the notional balance was $160 million. The Company paid a fixed rate of 4.431% on the

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

6. Financial Derivative Instruments (Continued)

notional balance outstanding and received an amount equal to 3-month LIBOR. Any net payable or receivable amount is settled quarterly.

        Effective February 17, 2009, the Company entered into a second interest rate hedging agreement (the "2009 Hedge") to lock the interest rate on a portion of its Term Loan. The 2009 Hedge has a term of 10 months and expires on December 17, 2009. The 2009 Hedge had a notional balance of $50 million from the inception date to July 17, 2009, at which time the notional balance increased to $210 million for the remaining term. As of June 30, 2009, the notional balance was $50 million. The Company pays a fixed rate of 1.165% on the notional balance outstanding and receives an amount equal to 1-month LIBOR. Any net payable or receivable amount is settled monthly. The Company uses interest rate hedges to minimize the risk of increases in floating interest rates. The interest rate hedges are not for trading purposes and are accounted for as cash flow hedges.

        Diesel Hedging Agreement.    On February 2, 2009, the Company entered into a hedge to fix the price per gallon of a portion of the Company's diesel fuel requirements (the "Diesel Hedge"). The Diesel Hedge began February 2, 2009 and expires on December 28, 2009. The notional amount of gallons hedged changes on a monthly basis to match the Company's anticipated utilization. The Company will pay a fixed rate of $1.55 per gallon (wholesale basis) and receive an amount equal to a wholesale index rate. Any net payable or receivable amount is settled monthly. The Company uses the Diesel Hedge to minimize the risk of rising fuel prices. The hedge is not for trading purposes and is accounted for as an economic hedge and is not designated as a hedging instrument under SFAS 133.

        Financial Statement Presentation.    All cash flows associated with derivative activities, including collateral requirements, are classified as operating cash flows in the Condensed Consolidated Statements of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company's hedging instruments within the Condensed Consolidated Balance Sheet:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at June 30, 2009(b)	Fair Value at December 31, 2008(b)	Fair Value at June 30, 2009(a)	Fair Value at December 31, 2008(a)
		(in thousands)
Derivatives designated as hedging instruments under SFAS 133
Interest rate hedges	Derivative liabilities—current	$—	$—	$860	$2,564
Derivatives not designated as hedging instruments under SFAS 133
Diesel hedge	Prepaid expenses and other current assets	770	—	—	—

Total derivatives		$770	$—	$860	$2,564

(a)
Amounts represent the unrealized loss associated with the hedges. The current amount of interest payable as of June 30, 2009 and interest receivable as of December 31, 2008 related to the interest

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

6. Financial Derivative Instruments (Continued)

  rate hedges was included in the captions "Accrued Interest" and "Accounts Receivable, net", respectively, in the condensed consolidated balance sheets.

(b)
The current settlement receivable as of June 30, 2009 under the Diesel Hedge was included in the caption "Accounts Receivable" in the Condensed Consolidated Balance Sheet.

        The following tables present the impact of derivative instruments and their location within the Condensed Consolidated Financial Statements:

	Derivatives designated as Cash Flow Hedges under SFAS 133
	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss(a)(b)				Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Interest Expense(a)				Amount of Gain (Loss) Recognized in Interest Expense (Ineffective Portion)(a)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
	(in thousands)
Interest rate hedges	$(340)	$1,510	$(809)	$(1,436)	$(1,442)	$(675)	$(2,513)	$(643)	$(283)	$—	$(593)	$—

(a)
Amounts are pre-tax. Accumulated Other Comprehensive Loss in the Condensed Consolidated Statement of Stockholders' Equity (Deficit) is presented net of tax.

(b)
For the next twelve months, the amount of Other Comprehensive Loss related to the interest rate hedges to be reclassified to earnings is $0.9 million (pre-tax). Cash settlements made or received under the interest rate hedges are included in the caption "Interest Expense" in the Condensed Consolidated Statements of Operations.

	Derivatives not designated as Hedging Instruments under SFAS 133
	Amount of Gain Recognized in Condensed Consolidated Statements of Operations		Amount of Gain (Loss) Recognized in Condensed Consolidated Statements of Operations
	Three months ended June 30,		Six months ended June 30,		Location of Gain Recognized in Condensed Consolidated Statements of Operations
	2009	2008	2009	2008
	(in thousands)
Diesel hedge:
Non-cash change in fair value	$1,023	$—	$770	$—
Cash settlements	58	—	(45)	—

Total recognized gain	$1,081	$—	$725	$—	Gain on diesel hedge

        Collateral Requirements and Counterparty Risk.    The Diesel Hedge and the 2009 Interest Rate Hedge require the Company to provide collateral in a minimum amount of $1.6 million. As of June 30, 2009, $1.6 million was held by the counterparty as collateral. The terms of the Credit Facilities limit the amount of cash collateral that the Company can provide to a maximum of $5.0 million. In the event the cash collateral requirements exceed this amount, the Company will be forced to unwind all or a portion of the hedges. As provided for in the Credit Facilities, the 2009 Interest Rate Hedge also shares in the collateral securing the Credit Facilities as the counterparty is also a lender under the Credit Facilities.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

6. Financial Derivative Instruments (Continued)

        The Company is exposed to risk of loss in the event of non-performance by the counterparty to the diesel and interest rate hedges. The Company does not anticipate non-performance by the counterparty, however recent dislocations in the credit markets have resulted in greater uncertainty regarding counterparty performance.

7. Fair Value of Financial Instruments

        SFAS 157 establishes a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

        The following tables present the assets and liabilities as of June 30, 2009 that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Diesel fuel hedge	$0.8	$0.8	—	$0.8	—
Liabilities:
Interest rate hedges	$0.9	$0.9	—	$0.9	—

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

7. Fair Value of Financial Instruments (Continued)

        SFAS 157 requires the Company to consider its own and counterparty credit risk in the valuation of the interest rate hedges and Diesel Hedge. See Note 6 for information related to collateral requirements related to the hedges.

8. Stock-Based Compensation

        On August 8, 2005, the board of directors and stockholders of Reddy Holdings approved the Reddy Ice Holdings, Inc. Long-Term Incentive and Share Award Plan (the "Plan"). On May 20, 2009 the stockholders of Reddy Holdings approved an amendment to the Plan, which increased the number of shares of common stock available to be issued to employees, directors and certain third parties in connection with various incentive awards, including stock options, restricted shares and restricted share units to 2,750,000 shares.

        Restricted share units ("RSUs") provide for the grant of one share of unrestricted common stock on the date that the vesting terms of each RSU are satisfied. Generally, fifty percent of each award of RSUs (the "Time-vested RSUs") will vest in annual installments on August 12 of each year through 2009, provided the recipient remains employed with the Company through such vesting dates. Approximately twenty-five percent of the Time-vested RSUs are being expensed during each period ending August 12 in 2006 to 2009. The remaining fifty percent of each award of RSUs (the "Performance- vested RSUs") will vest in annual installments on August 12 of each year through 2009, provided the recipient remains employed with the Company through such vesting dates and the applicable performance condition for the applicable vesting period is met. The performance condition for each vesting period will be based on the Company's earned distributable cash per share (as defined in the related restricted share unit agreement) for the related performance period. During the six months ended June 30, 2009, the Company has recognized no compensation expense related to the Performance-vested RSUs as the Company did not consider it probable that those RSUs will vest. As of June 30, 2009, it was determined that the Performance-vested RSUs would not vest as of August 12, 2009, as the performance measure for such Performance-vested RSUs had not been met. As a result, approximately 69,700 Performance-vested RSUs will be forfeited on August 12, 2009. On April 14, 2009, certain employees voluntarily forfeited a total of 57,000 Performance-vested RSUs. During 2008, 45,000 Performance-vested RSUs were awarded to an employee. The performance targets for these Performance-vested RSUs were set by the compensation committee of the Company's Board of Directors ("Compensation Committee") in April 2009.

        The Plan provides for awards of restricted shares subject to restrictions on transferability and other restrictions, if any, imposed by the Compensation Committee. Such restrictions lapse under circumstances as determined by the Compensation Committee, including based upon a specified period of continued employment or upon the achievement of established performance criteria. Restricted shares have the all of the rights of a stockholder, including the right to vote restricted shares and to receive dividends. Unvested restricted shares are generally forfeited upon termination of employment during the applicable restriction period as provided for in the related grant documents. During 2008, certain employees were granted 50,000 shares of restricted stock, 30,000 of which vested during the three months ended June 30, 2009. The restricted shares vest on the first anniversary date of the grants, assuming the recipient remains employed with the Company through that date. During the three and six months ended June 30, 2009, the Company granted 247,125 restricted shares with a weighted

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

8. Stock-Based Compensation (Continued)

average grant date fair value of $1.84. One-third of the restricted shares vest, contingent on the employee's continuous service to the Company, on each of the following dates: January 1, 2010, January 1, 2011, and January 1, 2012. The fair value of each restricted share is the closing price of the Company's common stock on the grant date. The aggregate grant date fair value is recognized as compensation expense using a straight-line method over the vesting period, adjusted for estimated forfeitures.

        The Plan provides for option grants with terms, including exercise price and the time and method of exercise, set by the Compensation Committee. However, the exercise price of options is not permitted to be less than the fair market value of the shares at the time of grant and the term is not permitted to be longer than ten years from the date of grant of the options. Stock options for 1,030,875 shares of common stock were granted during the three and six months ended June 30, 2009. The options have seven-year terms and one-third of the options vest, contingent on the employee's continuous service to the Company, on each of the following dates: January 1, 2010, January 1, 2011, and January 1, 2012. The options have been granted with the following three exercise price tranches:

          (1)   One-third of the options have an exercise price equal to the greater of the fair market value per share of the common stock on the grant date or April 14, 2009;

          (2)   One-third of the options have an exercise price equal to the greater of the fair market value per share of the common stock on the grant date or 150% of the fair market value per share of the common stock on April 14, 2009; and

          (3)   One-third of the options have an exercise price equal to greater of the fair market value per share of the common stock on the grant date or 200% of the fair market value per share of the common stock on April 14, 2009.

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Compensation expense is recognized using a straight-line method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. The following table sets forth the information about the weighted-average grant date fair value of options granted during the six months ended June 30, 2009 and the weighted-average assumptions used for such grants.

Six Months Ended June 30, 2009
Weighted average grant date fair value	$1.15
Weighted average assumptions used:
Expected volatility	113.8%
Expected lives	3.0 years
Risk-free interest rates	1.30%
Expected dividend yields	0.00%

        Expected volatility is based on an analysis of historical volatility of the Company's common stock. Expected lives of options are determined based on projections of option exercises patterns. Risk-free interest rates are determined using the implied yield currently available for zero coupon U.S. treasury issues with a remaining term equal to the expected life of the options. Expected dividend yields are

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

8. Stock-Based Compensation (Continued)

based on the September 15, 2008 announcement that the Company's quarterly cash dividends had been suspended indefinitely and the Company does not currently anticipate paying dividends in the future.

        Total compensation expense associated with the Plan was $0.6 million and $1.0 million during the three months ended June 30, 2009 and 2008, respectively, and $1.0 million and $1.7 million during the six months ended June 30, 2009 and 2008, respectively. Such compensation expense was recorded in "Operating Expenses" in the consolidated statements of operations. As of June 30, 2009, 723,373 shares were available for grant under the Plan. During the month of July 2009, grants of 120,513 shares, including vested shares, restricted shares and options were granted to non-employee members of the Board of Directors and certain employees.

9. Net Income (Loss) Per Share

        The computation of net income (loss) per share is based on net income (loss) divided by the weighted average number of shares outstanding. Restricted shares include rights to receive dividends that are not subject to the risk of forfeiture even if the underlying restricted shares on which the dividends were paid do not vest. Unvested share-based payment awards that contain non-forfeitable rights to dividends are deemed participating securities and in accordance with FSP EITF 03-6-1 are included in the calculation of basic net income per share. Since restricted shares do not include an obligation to share in losses, they will be excluded from the basic net loss per share calculation. Accordingly, 117,867 restricted shares were excluded from the computation of basic net loss per share for the six months ended June 30, 2009. For the purpose of computing diluted earnings per share, options to purchase 1.0 million shares of common stock and 194,742 RSUs were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2009 and 424,166 and 412,166 RSUs were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2008, respectively, because their effect was anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Net income (loss) for basic and diluted computation	$8,238	$5,658	($3,729)	$2,347

Basic net income (loss) per share:
Weighted average common shares outstanding	22,253	22,003	22,066	22,001

Net income (loss)	$0.37	$0.26	($0.17)	$0.11

Diluted earnings per share:
Weighted average common shares outstanding	22,253	22,003	22,066	22,001
Shares issuable from assumed conversion of restricted stock units and options	—	12	—	24

Weighted average common shares outstanding, as adjusted	22,253	22,015	22,066	22,025

Net income (loss)	$0.37	$0.26	($0.17)	$0.11

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

10. Income Taxes

        The Company's effective tax rate differs from the federal statutory income tax rate of 35% due to state income taxes and the effect of permanent differences, primarily the non-deductible portion of the interest expense recognized on the Discount Notes.

        The amount of gross unrecognized tax benefits related to uncertain tax positions was $3.6 million at June 30, 2009 and December 31, 2008, which included accrued interest and penalties of $1.4 million as of each date. The total amount of interest and penalties, net of federal benefit, recognized in the consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 was $0.02 million and $0.04 million, respectively.

        As a result of net operating loss carryforwards, the Company's tax years from 1997 through 2008 remain open and subject to examination by the Internal Revenue Service and/or certain state taxing authorities. The Company is undergoing routine tax audits in certain U.S. state jurisdictions covering multiple years. The Company is not aware of any material proposed income tax adjustments and expects the completion of the audits in the near term. A $2.2 million reduction of the $3.6 million total unrecognized tax benefit as of June 30, 2009 is possible in the next 12 months as a result of the settlement of certain current tax audits and other potential settlements with U.S. state taxing authorities.

11. Acquisitions

        No acquisitions were completed during the six months ended June 30, 2009. During 2008, the Company purchased seven ice companies. Including direct acquisition costs, the total acquisition consideration was $4.0 million. The results of operations of the 2008 acquisitions are included in the Company's consolidated results of operations from their respective acquisition dates, which range from February 29, 2008 to September 30, 2008.

        The following unaudited pro forma information presents the Company's consolidated results of operations for the three and six months ended June 30, 2008 as if the 2008 acquisitions had all occurred on January 1, 2008:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
	(in thousands, except per share amounts)
Pro forma revenues	$102,785	$146,124
Pro forma net income	5,671	2,341
Pro forma basic and diluted net income per share	$0.26	$0.11

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

12. Commitments and Contingencies (Continued)

provisions. The annual commitment to purchase 250 million bags remains in effect. The Company anticipates being in compliance with the terms of the contract at December 31, 2009.

        The following is a discussion of the Company's significant legal matters. The Company is involved in various claims, suits, investigations, and legal proceedings. As required by SFAS 5, "Accounting for Contingencies" ("SFAS 5"), the Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. At June 30, 2009 and December 31, 2008, no accruals had been made in connection with the matters discussed below.

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

        On March 25, 2008, the Company was served by the Office of the Attorney General of the State of Florida with an antitrust civil investigative demand (the "Florida CID") requesting the production of documents and information relating to an investigation of agreements in restraint of trade and/or price-fixing with respect to the pricing or market allocation of packaged ice. On June 11, 2008, the Company received a civil investigative demand from the Office of the Attorney General of the State of Arizona (the "Arizona CID"). All of the documents and information requested by the Arizona CID are included in the Florida CID and the Arizona CID states that it will be satisfied by the production of information which has been and will be provided to Florida in response to the Florida CID. On or about June 16, 2009, the Company was served by the State of Michigan, Department of the Attorney General, with a civil investigative demand requesting information and documents relating to sales of ice to units of government in Michigan, sales of ice in Michigan for which the Company made or received payment, and contracts and agreements with Michigan entities (the "Michigan CID"). The Company has been advised that the Florida CID, the Arizona CID and the Michigan CID are related to a multi-state antitrust investigation of the packaged ice industry and that the Attorneys General of 19 states and the District of Columbia are participating in the multi-state investigation. The states' investigation is related to the ongoing investigation of the packaged ice industry by the Antitrust Division of the DOJ. The Company may in the future receive additional civil investigative demands or similar information requests from other states participating in the multi-state investigation or conducting their own investigations.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

12. Commitments and Contingencies (Continued)

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

        The Company is cooperating with the authorities in these investigations. It has substantially completed its production of documents to the Antitrust Division of the DOJ and to the states. It is in the process of providing information and documents to the Civil Fraud Division of the DOJ. The Company has also made employees available for interviews by the Antitrust Division of the DOJ. The Company expects to continue to make available documents and other information in response to the investigating agencies' subpoenas, requests and civil investigative demands. At this time, the Company is unable to predict the outcome of these investigations, the possible loss or possible range of loss, if any, associated with the resolution of these investigations or any potential effect they may have on the Company, its employees or operations.

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

        Following the announcement that the Antitrust Division of the DOJ had instituted an investigation of the packaged ice industry, a number of lawsuits, including putative class action lawsuits, were filed in various federal courts in multiple jurisdictions alleging violations of federal and state antitrust laws and related claims and seeking damages and injunctive relief. Pursuant to an Order from the Judicial Panel on Multidistrict Litigation, the civil actions pending in federal courts have been transferred and consolidated for pretrial proceedings in the United States District Court for the Eastern District of Michigan. On June 1, 2009, the Court appointed interim lead and liaison counsel for the putative direct and indirect purchaser classes. On July 17, 2009 the Court entered a case management order requiring

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

12. Commitments and Contingencies (Continued)

the lead plaintiffs for each class to file a consolidated amended complaint within 60 days of the order, and providing 45 days for the defendants to respond to the direct purchaser consolidated amended complaint and 60 days for the defendants to respond to the indirect purchaser consolidated amended complaint.

        In addition to the putative class action lawsuits filed in federal court, a putative class action lawsuit was filed in Kansas state court alleging violations of state antitrust laws and related claims and seeking damages and injunctive relief. Defendants filed motions to dismiss and those motions to dismiss were granted on February 26, 2009.

        One direct action lawsuit has been filed against the Company in the United States District Court for the Eastern District of Michigan asserting claims based on alleged violations of federal and state antitrust laws, RICO and tortious interference and seeking damages, civil penalties and injunctive relief. The defendants filed motions to dismiss that case. On May 29, 2009 the Court dismissed all claims against the Company in that lawsuit. On June 29, 2009, the plaintiff filed a motion for reconsideration, and on July 17, 2009 the Court reversed in part its May 29, 2009 order, reinstating only the RICO claim against the Company. The dismissal of the remaining claims was not affected. The parties have agreed that the Company has until August 10, 2009, to file an answer to the reinstated claim.

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

Stockholder Litigation

        Beginning on August 8, 2008, purported class action complaints have been filed in the United States District Court for the Eastern District of Michigan asserting claims under the federal securities laws against the Company and certain of its current or former senior officers. The complaints, which are substantially similar, allege that the defendants misrepresented and failed to disclose the existence of, and the Company's alleged participation in, an alleged antitrust conspiracy in the packaged ice industry. The complaints purport to assert claims on behalf of various alleged classes of purchasers of the Company's common stock. Two motions for consolidation of the three actions and for appointment of lead plaintiff and lead plaintiff's counsel were filed on October 7, 2008. Thereafter, one of the two proposed lead plaintiffs withdrew his motion. On July 17, 2009, the Court consolidated the actions and appointed a lead plaintiff and interim lead plaintiff's counsel. The parties have agreed on a briefing schedule, which requires the lead plaintiff to file a consolidated amended complaint within 45 days of the entry of a scheduling order, and provides for the defendants to respond to that complaint within 45 days of service.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

12. Commitments and Contingencies (Continued)

        Two stockholder derivative actions have been filed on the Company's behalf in state district court in Dallas County, Texas, naming as defendants, among others, the members of the Company's board of directors and certain current and former officers. Those cases have been consolidated in the 68th Judicial District Court of Dallas County, Texas. The petitions assert claims for breach of fiduciary duty, unjust enrichment, insider selling, abuse of control, and gross mismanagement and seek damages, equitable relief, attorney fees and costs. The consolidated case is currently stayed pursuant to the agreement of the parties that the case will be stayed until such time as there is a ruling on any motions to dismiss in the stockholder actions pending in the Eastern District of Michigan. A status conference is scheduled for August 13, 2009.

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

        Reddy Ice Holdings, Inc. ("Reddy Holdings"), and its wholly-owned subsidiary, Reddy Ice Corporation ("Reddy Corp."), manufacture and distribute packaged ice products. We are the largest manufacturer of packaged ice products in the United States and serves a variety of customers in 32 states and the District of Columbia under the Reddy Ice® brand name.

        At June 30, 2009, we owned or operated 58 ice manufacturing facilities, 68 distribution centers and approximately 3,200 Ice Factories. As of the same date, we had an aggregate daily ice manufacturing capacity of approximately 18,000 tons.

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

General

        Overview.    We are the largest manufacturer and distributor of packaged ice in the United States and currently serve a variety of customers in 32 states and the District of Columbia. Our business consists of:

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

        Operating Expenses.    Our operating expenses are costs associated with selling, general and administrative functions. These costs include executive officers' compensation, office and administrative salaries, insurance, legal and other professional services and costs associated with leasing office space. Labor costs, including associated payroll taxes and benefit costs but excluding non-cash stock-based compensation expense, included in operating expenses represented approximately 9% and 8% of revenues in the six months ended June 30, 2009 and 2008, respectively.

        Cost of antitrust investigations and related litigation.    Costs related to the current antitrust investigations and related litigation, net of insurance recoveries, are composed primarily of legal fees, document collection costs and the fees of other experts and consultants.

        Facilities.    At June 30, 2009, we owned or operated 58 ice manufacturing facilities, 68 distribution centers and approximately 3,200 Ice Factories. As of the same date, we had an aggregate daily ice manufacturing capacity of approximately 18,000 tons.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

	Three Months Ended June 30,		Change from Last Year
	2009	2008	Dollars	%
	(in thousands)
Revenues	$99,899	$102,687	$(2,788)	(2.7)
Cost of sales (excluding depreciation)	57,223	62,497	(5,274)	(8.4)
Depreciation expense related to cost of sales	5,166	5,297	(131)	(2.5)

Gross profit	37,510	34,893	2,617	7.5
Operating expenses	13,223	12,054	1,169	9.7
Depreciation and amortization expense	1,730	1,656	74	4.5
Loss on dispositions of assets	461	244	217	88.9
Gain on diesel hedge	(1,081)	—	(1,081)	—
Cost of antitrust investigations and related litigation	458	4,615	(4,157)	(90.1)
Transaction cost related to merger agreement	—	138	(138)	(100.0)
Gain on property insurance settlement	—	(1,036)	1,036	100.0

Income from operations	22,719	17,222	5,497	31.9
Interest expense	(7,257)	(7,934)	677	8.5
Interest income	36	181	(145)	(80.1)

Income before income taxes	15,498	9,469	6,029	63.7
Income tax expense	(7,260)	(3,811)	(3,449)	(90.5)

Net income	$8,238	$5,658	$2,580	45.6

        Revenues:    Revenues decreased $2.8 million from the three months ended June 30, 2008 to the three months ended June 30, 2009. This decrease is primarily due to a decline in packaged ice volume sales related to the effect of various adverse economic trends on our customers and end users of our products, partially offset by higher average sales prices.

        Cost of Sales (Excluding Depreciation):    Cost of sales (excluding depreciation) decreased $5.3 million from the three months ended June 30, 2008 to the three months ended June 30, 2009. This decrease in cost of sales is primarily due to lower volume sales and declines in the prices of fuel and plastic bags related to lower market prices.

        Labor costs, including associated payroll taxes and benefit costs (including health insurance), accounted for approximately 22% of revenues in the three months ended June 30, 2009 and 2008, respectively. Cost of plastic bags represented approximately 6% and 7% of revenues in the three months ended June 30, 2009 and 2008, respectively. Fuel expenses represented approximately 3% and 6% of revenues in the three months ended June 30, 2009 and 2008, respectively. The ratio of plastic bag and fuel expenses to revenues decreased as a result of declines in the market prices of energy. Expenses for independent third party distribution services were 6% of revenues in the three months ended June 30, 2009 and 2008. Electricity expense represented approximately 5% of revenues in the three months ended June 30, 2009 and 2008.

        Depreciation Expense Related to Cost of Sales:    Depreciation expense related to cost of sales decreased $0.1 million as a result of dispositions and assets becoming fully depreciated, partially offset by new production and distribution equipment placed in service in 2009.

        Operating Expenses:    Operating expenses increased $1.2 million from the three months ended June 30, 2008 to the three months ended June 30, 2009. This increase is primarily due to $0.4 million increase in labor and benefits, a $0.5 million increase in accrued incentive compensation, and a $0.1 million increase in bad debt expense, partially offset by a $0.3 million decrease in non-cash stock-based compensation expense. Labor and benefits increased due to additional headcount at the senior management level and higher health insurance costs.

        Gain on diesel hedge:    A gain of $1.1 million was recognized during the three months ended June 30, 2009 in connection with a derivative used to hedge the cost of diesel used in our delivery operations. The gain was composed of a $1.0 million non-cash change in the fair value of the derivative and $0.1 million of cash settlements as the floating amount received from the counterparty was greater than the fixed price we were obligated to pay.

        Costs of antitrust investigations and related litigation:    During the three months ended June 30, 2009 and 2008, we incurred $1.1 million and $4.6 million, respectively, of legal fees and other expenses associated with the antitrust investigation being conducted by the Antitrust Division of the United States Department of Justice and the related litigation and we received $0.6 million of cost reimbursements from our insurance carrier during the three months ended June 30, 2009. We became aware of and began incurring expenses related to the investigation in March 2008.

        Transaction costs related to merger agreement:    On July 2, 2007, we announced that we had entered into an Agreement and Plan of Merger, dated as of July 2, 2007 (the "Merger Agreement"), by and among Reddy Holdings and certain affiliates of GSO Capital Partners LP ("GSO"). Our stockholders approved the transaction at a special stockholder meeting on October 12, 2007. We incurred $0.1 million of professional service expenses related to the proposed transaction and related stockholder litigation during the three months ended June 30, 2008.

        Gain on Property Insurance Settlement:    During the three months ended June 30, 2008, a property insurance claim related to fire damage at one of our manufacturing facilities was settled, which resulted in a gain of $1.0 million.

        Interest Expense, net:    Net interest expense decreased $0.5 million from the three months ended June 30, 2008 to the three months ended June 30, 2009. This decrease was primarily due to lower interest rates on the unhedged portion of our term loan and lower average outstanding balances under the revolving credit facility, partially offset by scheduled increases in the interest expense associated with our 10 1/2% senior discount notes and decreases in interest income primarily related to the decline in market interest rates.

        Income tax expense:    The effective tax rate increased from 40.2% during the three months ended June 30, 2008 to 46.8% during the three months ended June 30, 2009 as a result of changes in the ratio of permanent differences and state taxes based on gross margin to projected annual pre-tax income.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

	Six Months Ended June 30,		Change from Last Year
	2009	2008	Dollars	%
	(in thousands)
Revenues	$142,145	$145,722	$(3,577)	(2.5)
Cost of sales (excluding depreciation)	92,703	99,785	(7,082)	(7.1)
Depreciation expense related to cost of sales	10,294	10,447	(153)	(1.5)

Gross profit	39,148	35,490	3,658	10.3
Operating expenses	25,400	22,891	2,509	11.0
Depreciation and amortization expense	3,439	3,297	142	4.3
Loss on dispositions of assets	457	240	217	90.4
Gain on diesel hedge	(725)	—	(725)	—
Cost of antitrust investigations and related litigation	3,340	5,802	(2,462)	(42.4)
Transaction costs related to merger agreement	—	949	(949)	(100.0)
Gain on property insurance settlement	—	(1,036)	1,036	100.0

Income from operations	7,237	3,347	3,890	116.2
Interest expense	(14,478)	(15,830)	1,352	8.5
Interest income	106	464	(358)	(77.2)
Gain on termination of merger agreement	—	17,000	(17,000)	(100.0)

(Loss) income before income taxes	(7,135)	4,981	(12,116)	(243.2)
Income tax benefit (expense)	3,406	(2,634)	6,040	229.3

Net (loss) income	$(3,729)	$2,347	$(6,076)	(258.9)

        Revenues:    Revenues decreased $3.6 million from the six months ended June 30, 2008 to the six months ended June 30, 2009. This decrease is primarily due to a decline in packaged ice volume sales related to the effect of various adverse economic trends on our customers and end users of our products, partially offset by higher average sales prices.

        Cost of Sales (Excluding Depreciation):    Cost of sales (excluding depreciation) decreased $7.1 million from the six months ended June 30, 2008 to the six months ended June 30, 2009. This decrease in cost of sales is primarily due to lower volume sales and declines in the prices of fuel and plastic bags related to lower market prices.

        Labor costs, including associated payroll taxes and benefit costs (including health insurance), accounted for approximately 26% of revenues in the six months ended June 30, 2009 and 2008, respectively. Cost of plastic bags represented approximately 6% and 7% of revenues in the six months ending June 30, 2009 and 2008, respectively. Fuel expenses represented approximately 3% and 6% of revenues in the six months ended June 30, 2009 and 2008, respectively. The ratio of plastic bag and fuel expenses to sales decreased as a result of declines in the market prices of energy. Expenses for independent third party distribution services were 6% of revenues in the six months ended June 30, 2009 and 2008. Electricity expense represented approximately 5% and 6% of revenues in the six months ended June 30, 2009 and 2008, respectively.

        Depreciation Expense Related to Cost of Sales:    Depreciation expense related to cost of sales decreased $0.2 million as a result of dispositions and assets becoming fully depreciated, partially offset by new production and distribution equipment placed in service in 2009 and 2008.

        Operating Expenses:    Operating expenses increased $2.5 million from the six months ended June 30, 2008 to the six months ended June 30, 2009. This increase is primarily due to a $1.1 million increase in labor and benefits, a $0.5 million increase in accrued incentive compensation, and a

$1.4 million increase in professional services, partially offset by a $0.8 million decrease in non-cash stock-based compensation expense. Labor and benefits increased due to additional headcount at the senior management level and higher health insurance costs. Professional service expense increased primarily due to a change in independent registered public accounting firms in late 2008 and consulting fees related to our strategic review of our business.

        Gain on diesel hedge:    A gain of $0.7 million was recognized during the six months ended June 30, 2009 in connection with a derivative used to hedge the cost of diesel used in our delivery operations. The gain was composed of a $0.8 million non-cash change in the fair value of the derivative and $0.1 million of cash settlements as the floating amount received from the counterparty was less than the fixed price we were obligated to pay.

        Costs of antitrust investigations and related litigation:    During the six months ended June 30, 2009 and 2008, we incurred $3.9 million and $5.8 million, respectively, of legal fees and other expenses associated with the antitrust investigation being conducted by the Antitrust Division of the United States Department of Justice and the related litigation and we received $0.6 million of cost reimbursements from our insurance carrier during the six months ended June 30, 2009. We became aware of and began incurring expenses related to the investigation in March 2008.

        Transaction costs related to merger agreement:    On July 2, 2007, we announced that we had entered into an Agreement and Plan of Merger, dated as of July 2, 2007 (the "Merger Agreement"), by and among Reddy Holdings and certain affiliates of GSO Capital Partners LP ("GSO"). Our stockholders approved the transaction at a special stockholder meeting on October 12, 2007. We incurred $0.9 million of professional service expenses related to the proposed transaction and related stockholder litigation during the six months ended June 30, 2008.

        Gain on Property Insurance Settlement:    During the six months ended June 30, 2008, a property insurance claim related to fire damage at one of our manufacturing facilities was settled, which resulted in a gain of $1.0 million.

        Interest Expense, net:    Net interest expense decreased $1.0 million from the six months ended June 30, 2008 to the six months ended June 30, 2009. This decrease was primarily due to lower interest rates on the unhedged portion of our term loan and lower average outstanding balances under the revolving credit facility, partially offset by scheduled increases in the interest expense associated with our 10 1/2% senior discount notes and decreases in interest income primarily related to the decline in market interest rates.

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

        Income tax benefit (expense):    The effective tax rate decreased from 52.9% during the six months ending June 30, 2008 to 47.7% during the six months ended June 30, 2009 as a result of an adjustment of deferred taxes related to prior acquisitions recorded in the six months ended June 30, 2008, offset by the effect of changes in the ratio of permanent differences and state taxes based on gross margin to projected annual pre-tax income in 2009.

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

        Our ability to generate cash from our operations is subject to weather, general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. As a result, we cannot assure that our business will generate cash flow from operations in amounts sufficient to enable us to service our debt and to fund our other liquidity needs. If we do not have sufficient liquidity, we will have to take actions such as reducing or delaying investments, capital expenditures or acquisitions. We may also have to consider joint ventures, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We cannot assure that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all. In addition, the terms of existing or future debt instruments, including the terms of the credit agreement governing our credit facilities and the indenture governing our senior discount notes, may restrict us from adopting some of these alternatives.

        During the six months ended June 30, 2009, capital expenditures totaled $18.3 million. Capital expenditures were higher than anticipated during the six months ended June 30, 2009 due to the timing of the planned closing of equipment operating leases and purchases of certain assets. As we have consolidated acquisitions into our existing infrastructure, we have identified non-core and excess assets which can be disposed of, such as real estate and machinery and equipment. From time to time, we also dispose of other assets which are no longer useful in our operations. As a result of dispositions of these non-core and excess assets, we realized proceeds of approximately $0.2 million during the six months ended June 30, 2009. Our net capital expenditures during the six months ended June 30, 2009 were $18.1 million.

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

Cash Flows for the Six Months Ended June 30, 2009 and 2008

        Net cash used by operating activities was $11.0 million in the six months ended June 30, 2009 versus net cash provided by operating activities of $7.8 million in the six months ended June 30, 2008. The decrease in cash provided by operating activities of $18.7 million was primarily the result of a $17.0 million gain recognized in 2008 upon termination of the merger agreement, a $7.4 million increase in cash interest payments primarily due to the first scheduled interest payment on May 1, 2009 in accordance with the terms of the senior discount notes and a $2.4 million increase in operating expenses. These decreases in operating cash flows were partially offset by a $3.4 million increase in gross profit, net of depreciation, a $2.5 million decrease in the cost of antitrust and related litigation and a $0.6 million decrease in cash used by changes in working capital.

        Net cash used in investing activities was $18.4 million for the six months ended June 30, 2009 and net cash provided by investing activities was $1.8 million in the six months ended June 30, 2008. The increase in cash used in investing activities is primarily due to (i) the release of $12.7 million of Restricted Cash and Cash Equivalents in 2008 as a result of the utilization of the net proceeds from the sale of our bottled water and cold storage businesses sold in 2007 to fund current capital expenditures and acquisition, (ii) an $8.2 million increase property and equipment additions and (iii) a $1.2 million decrease in proceeds from dispositions of property and equipment. The net proceeds from the sale of our bottled water and cold storage businesses in 2007 were $19.4 million. Our senior credit agreement required that the net proceeds from the sales be used either to repay term borrowings under the credit facility or to make acquisitions and/or capital expenditures within twelve months of the receipt of such proceeds. Until used, the proceeds were on deposit in a restricted account with the administrative agent under the senior credit facility. Partially offsetting these items was a decrease of $3.8 million in cash spent for acquisitions.

        Net cash used in financing activities was $2.5 million in the six months ended June 30, 2008 as cash dividends paid to stockholders exceeded net borrowings under our revolving credit facility. In the six months ended June 30, 2009, there were no financing activities.

Long-term Debt and Other Obligations

        Overview.    At June 30, 2009, we had $390.6 million of total debt outstanding as follows:

  •
  $150.5 million of Reddy Holdings' 10 1/2% senior discount notes due November 1, 2012;

  •
  $240.0 million of outstanding term loans under our credit facilities which mature on August 12, 2012; and

  •
  $0.1 million in other notes payable.

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

        The buildup amount equals 50% of our consolidated net income accrued during the period (treated as one accounting period) from July 1, 2003 to the end of the most recent fiscal quarter for which internal financial statements are available (or, if such consolidated net income is a deficit, minus 100% of such deficit), plus, the net cash proceeds of the issuance of capital stock, subject to certain exceptions, and any cash capital contribution received by us from our stockholders in each case after

August 15, 2003 plus the amount by which our indebtedness is reduced on our balance sheet as a result of the conversion or exchange of such indebtedness for our capital stock, plus the net reduction in certain restricted investments made by us, less the amount of certain restricted payments we make from time to time, including, among other things, the payment of cash dividends. As of June 30, 2009, the buildup amount was negative, primarily as a result of the $149.7 million non-cash goodwill impairment charge recognized in the three months ended September 30, 2008. We are not currently permitted to pay dividends under this provision.

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

        At June 30, 2009, the Company had $50.4 million of availability under the revolving credit facility, which was net of outstanding standby letters of credit of $9.6 million. The standby letters of credit are used primarily to secure certain insurance obligations. Lehman Commercial Paper, Inc. ("LCP") has a $10 million commitment under the revolving credit facility, all of which is unfunded. LCP filed for bankruptcy in October 2008. During the three months ended June 30, 2009, the Company made borrowings under the revolving credit facility. LCP failed to fund its commitments related to such borrowings and the Company does not believe LCP will fund borrowing requests made in the future. As a result, the amount available to the Company under the revolving credit facility has been effectively reduced by $10 million.

        Principal balances outstanding under the revolving credit facility bear interest per annum, at our option, at the sum of the base rate plus 0.75% or LIBOR plus 1.75%. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%. At June 30, 2009, the weighted average interest rate of borrowings outstanding under the credit facilities was 2.1%, excluding the effect of our interest rate hedge. Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the LIBOR loan exceeds 90 days. Reddy Corp. pays a quarterly fee on the average availability under the revolving credit facility based on an annual rate of 0.5% except as described below.

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

        Our credit facilities contain financial covenants, which include the maintenance of certain financial ratios, as defined in the credit facilities, and are collateralized by substantially all of Reddy Corp.'s assets. At June 30, 2009, Reddy Corp. was in compliance with these covenants. Reddy Holdings guarantees Reddy Corp.'s credit facilities and such guarantee is collateralized by a pledge of the capital stock of Reddy Corp.

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

        Reddy Corp. may also pay dividends to Reddy Holdings for certain other specified purposes, including the payment of cash dividends by Reddy Holdings to its stockholders and the payment of cash interest on our senior discount notes, in an amount not greater than our Cumulative Distributable Cash for the period (taken as one accounting period) from July 1, 2005 to the end of our most recently-ended fiscal quarter for which a covenant compliance certificate under our credit facilities has been delivered to the lenders. As of June 30, 2009, the amount of Cumulative Distributable Cash was $94.4 million. Such dividends may only be paid if Reddy Corp.'s leverage ratio for the most recently ended fiscal quarter is less than or equal to 3.75 to 1.0. In addition, the credit facilities preclude Reddy Corp. from declaring or paying such dividends if a default or event of default under the credit facilities has occurred and is continuing. In particular, it will be an event of default if Reddy Corp.'s leverage ratio exceeds 4.0 to 1.0 or Reddy Corp.'s interest coverage ratio is less than 3.25 to 1.0. If at the end of any fiscal quarter, Reddy Corp.'s leverage ratio is greater than 3.75 to 1.0, and therefore Reddy Corp. is not permitted to pay dividends, Reddy Corp. will be required by our credit facilities to apply 50% of Reddy Corp.'s Available Cash generated during each such quarter to make a mandatory prepayment of the loans under our credit facilities. If Reddy Corp. is not able to pay dividends to Reddy Holdings, Reddy Holdings may not be able to pay the interest due under our senior discount notes, which would cause a default under the indenture governing our senior discount notes. A default under our senior discount notes would also result in a default under our credit facilities.

        At June 30, 2009, Reddy Holdings had $5.7 million of cash on hand that was not subject to restrictions under our credit facilities.

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

        The following table presents Adjusted EBITDA for the twelve month period ended June 30, 2009 on a pro forma basis after giving effect to the adjustments permitted under the description of the definition of Adjusted EBITDA set forth above. Adjusted EBITDA is different from EBITDA that is derived solely from GAAP components. Adjusted EBITDA should not be construed as an alternative to net income (loss), cash flows from operations or net cash from operating or investing activities as defined by GAAP, and it is not necessarily indicative of cash available to fund our cash needs as determined in accordance with GAAP. In addition, not all companies use identical calculations, and this presentation may not be comparable to similarly titled measures of other companies. A reconciliation of net income to EBITDA and Adjusted EBITDA follows the table.

        The following table sets forth pro forma Adjusted EBITDA as calculated under our credit facilities and the financial ratio covenants contained in the credit facilities:

Twelve Months Ended June 30, 2009
(unaudited, in thousands)
Pro forma adjusted EBITDA	$68,689
Total leverage ratio	3.5 : 1.0
Interest coverage ratio	5.2 : 1.0

        The following table sets forth a reconciliation of net loss to EBITDA and Adjusted EBITDA:

Twelve Months Ended June 30, 2009
(In thousands)
Net loss	$(126,507)
Depreciation expense related to cost of sales	20,643
Depreciation and amortization expense	6,857
Interest expense	30,541
Interest income	(467)
Income tax benefit	(27,442)

EBITDA	(96,375)
Other non-cash charges:
Stock-based compensation expense	849
Loss on dispositions of assets	2,086
Impairment of goodwill and long-lived assets	149,905
Decrease in fair value of derivative	(770)
Reddy Holdings items:
Cost of antitrust investigations and related litigation(a)	13,062
Transaction costs related to merger agreement(a)	(114)

Adjusted EBITDA	68,643

Acquisition adjustments(b)	26
Elimination of lease expense(c)	20

Pro forma adjusted EBITDA	68,689

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

    (b)
    Represents the incremental Adjusted EBITDA of acquired businesses as if each acquisition had been consummated on the first day of the period presented. All acquisitions included herein were consummated on or before June 30, 2009.

    (c)
    Represents the elimination of lease expense on a manufacturing facility purchased in the fourth quarter of 2008, as if the purchase had been consummated on the first day of the period presented.

  Financial Derivative Instruments

        Interest Rate Hedging Agreements.    Effective September 12, 2005, we entered into an interest rate hedging agreement (the "2005 Hedge") to lock the interest rate on a portion of our term loan facility. The 2005 Hedge had a term of three years and ten months and expired on July 12, 2009. The 2005 Hedge had an initial notional balance of $220 million. The notional balance decreased by $20 million on October 12 of each of the next three years, beginning on October 12, 2006. As of June 30, 2009, the notional balance was $160 million. We paid a fixed rate of 4.431% on the notional balance outstanding and received an amount equal to 3-month LIBOR. Any net payable or receivable amount was settled quarterly.

        Effective February 17, 2009, we entered into a second interest rate hedging agreement (the "2009 Hedge") to lock the interest rate on a portion of our term loan facility. The 2009 Hedge has a term of 10 months and expires on December 17, 2009. The 2009 Hedge had a notional balance of $50 million from the inception date to July 17, 2009, at which time the notional balance increased to $210 million for the remaining term. As of June 30, 2009, the notional balance was $50 million. We pay a fixed rate of 1.165% on the notional balance outstanding and receive an amount equal to 1-month LIBOR. Any net payable or receivable amount is settled monthly. We use interest rate hedges to minimize the risk of increases in floating interest rates. The interest rate hedges are not for trading purposes and are accounted for as cash flow hedges.

        Diesel Hedging Agreement.    On February 2, 2009, we entered into a hedge to fix the price per gallon of a portion of our diesel fuel requirements (the "Diesel Hedge"). The Diesel Hedge began February 2, 2009 and expires on December 28, 2009. The notional amount of gallons hedged changes on a monthly basis to match our anticipated utilization. We will pay a fixed rate of $1.55 per gallon (wholesale basis) and receive an amount equal to a wholesale index rate. Any net payable or receivable amount is settled monthly. We use the Diesel Hedge to minimize the risk of rising fuel prices. The hedge is not for trading purposes and is accounted for as an economic hedge and is not designated as a hedging instrument under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities".

        Collateral Requirements and Counterparty Risk.    The Diesel Hedge and the 2009 Interest Rate Hedge require us to provide collateral in a minimum amount of $1.6 million. As of June 30, 2009, $1.6 million was held by the counterparty as collateral. The terms of the Credit Facilities limit the amount of cash collateral that we can provide to a maximum of $5.0 million. In the event the cash collateral requirements exceed this amount, we will be forced to unwind all or a portion of the hedges. As provided for in the Credit Facilities, the 2009 Interest Rate Hedge also shares in the collateral securing the Credit Facilities as the counterparty is also a lender under the Credit Facilities.

        We are exposed to risk of loss in the event of non-performance by the counterparties to the interest rate and diesel hedges. We do not anticipate non-performance by the counterparties, however recent dislocations in the credit markets have resulted in greater uncertainty regarding counterparty performance.

        Liquidity Outlook.    Due to the seasonal nature of our business, we record the majority of our revenues and profits during the months of May through September. The majority of the cash generated from those operations is received between July and November. We used the excess cash generated from our 2008 selling season during the winter and spring of 2009 to fund our operations, debt service, capital expenditures and acquisitions.

        Our capital expenditures are used to maintain and expand our traditional ice and Ice Factory operations. In the normal course of our business, we dispose of obsolete, worn-out and unneeded assets and have historically applied those funds against capital expenditures. For the six months ended June 30, 2009, our net capital expenditures totaled $18.1 million. We currently estimate that our capital expenditures for 2009 will be approximately $17 million to $19 million net of dispositions and operating leases.

        Based on our expected level of operations, we believe that cash flows from operations, together with available borrowings under our revolving credit facility, will be adequate to meet our future liquidity needs for at least the next twelve months. As of July 28, 2009, we had approximately $5.0 million of cash on hand at Reddy Holdings, approximately $11.0 million of cash at Reddy Corp. and approximately $40.4 million of availability under our revolving credit facility, which reflected outstanding standby letters of credit of $9.6 million and a $10 million reduction based on the expected continuing non-performance by LCP of its commitment under our revolving credit facility. We expect availability under our revolving credit facility to be no less than $35 million at all times during the remainder of 2009 and though the expiration of the facility on August 12, 2010. We are managing our cash position and capital requirements over the next 12 months to allow us to operate without the revolving credit facility after the expiration date. We currently project having sufficient cash on hand at the end of 2010 to allow us to safely operate throughout 2011, by which time we expect to refinance our indebtedness.

        As noted previously, we record the majority of our sales and any profits during the months of May through September and the majority of the cash generated from those operations is received in July through November and will be used to fund current capital expenditures and debt service and build up cash balances. We expect to be in compliance with our debt covenants over the next twelve months, however, in the event that we are in jeopardy of a dividend suspension period under Reddy Corp.'s credit facilities, or the margin of compliance with the leverage ratio financial covenant in Reddy Corp.'s credit facilities narrows, we could use a portion of our excess cash or revolving credit facility availability to pay down principal on the term loan to maintain compliance.

        Interest expense on our senior discount notes (see "—Senior Discount Notes"), became payable in cash on a semi-annual basis beginning May 1, 2009. The annual cash obligation for this interest is $15.8 million. Expenses in connection with the antitrust investigations and related civil litigation may require the use of cash on hand at Reddy Holdings or Reddy Corp. or borrowings under our revolving credit facility. As of July 28, 2009, our cash at Reddy Holdings, net of accrued expenses related the antitrust investigations and related civil litigation, was approximately $4.4 million. Based on the current status of the investigation and related civil litigation and projected expenses, we believe Reddy Holdings' cash balance will be sufficient to fund these expenses for the next twelve months, however this expectation includes assumptions regarding matters beyond our control or knowledge. If Reddy Holdings were to require additional cash to fund its expenses related to the antitrust investigations, Reddy Corp. has the ability under the credit facility to transfer $1.0 million to Reddy Holdings in each of 2009 and 2010 and Reddy Holdings is permitted to raise at least $10 million in additional debt. We are also evaluating our insurance coverage with regards to the costs of the investigations and related civil litigation and are working to maximize any potential reimbursements. During the three months ended June 30, 2009, we received $0.6 million from our insurance carrier as reimbursement of legal expenses incurred in connection with the investigations and the carrier agreed to directly pay certain legal expenses totaling $0.1 million through June 30, 2009. On July 1, 2009, we filed suit against the insurance carrier for the reimbursement of additional amounts. The amount of any additional potential reimbursement cannot be estimated at this time.

Recently Adopted Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value estimates. In February 2008, the FASB issued FASB Staff Position ("FSP") 157-2 which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. We elected to defer the adoption of SFAS 157 for its nonfinancial assets and nonfinancial liabilities until January 1, 2009. Adoption of this standard on January 1, 2009 had no impact on our results of operations and financial position.

        In December 2007, the FASB issued SFAS 141(R), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS 141(R) significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, under SFAS 141(R), changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141(R) was effective for fiscal years beginning on or after December 15, 2008. This standard requires the immediate expensing of acquisition related costs. This standard is effective for acquisitions completed after December 31, 2008. Adoption of this standard on January 1, 2009 had no impact on our results of operations and financial position.

        In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 will require enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and its related interpretations and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 was effective for fiscal years and interim periods beginning after November 15, 2008. We adopted SFAS 161 on January 1, 2009 and have included the required disclosures under SFAS 161 (see Note 6 to the condensed consolidated financial statements).

        In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement 142, "Goodwill and Other Intangible Assets". FSP FAS 142-3 was effective for fiscal years beginning on or after December 15, 2008. The adoption of FSP FAS 142-3 on January 1, 2009 did not impact our results of operations and financial position as this standard is required to be implemented prospectively; however, this standard may impact us in future periods.

        In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS") under the two-class method described in paragraphs 60 and 61 of FASB Statement 128, "Earnings per Share" and was effective for fiscal years beginning on or after December 15, 2008. All prior period EPS data presented after adoption was adjusted retrospectively to conform with the provisions of FSP EITF 03-6-1. Adoption of this standard on January 1, 2009 did not have a material impact on our results of operations and financial position.

        In January 2009, the FASB released Proposed Staff Position SFAS 107-b and Accounting Principles Board ("APB") Opinion 28-a, "Interim Disclosures about Fair Value of Financial Instruments" ("SFAS 107-b" and "APB 28-a"). These proposals amend FASB Statement 107, "Disclosures about Fair Values of Financial Instruments," to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The proposals also amend APB Opinion 28, "Interim Financial Reporting," to require those disclosures in all interim financial statements. This proposal was effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We adopted SFAS 107-b and APB 28-a in the three months ended June 30, 2009 and has included the required disclosures.

        In May 2009, the FASB issued SFAS 165, "Subsequent Events" ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and we adopted this standard during the three months ended June 30, 2009. The adoption of SFAS 165 did not have an impact on our consolidated results of operations or financial position. We have performed an evaluation of subsequent events through July 30, 2009, which is the date these financial statements were issued.

New Accounting Pronouncements

        In June 2009, the FASB issued SFAS 168, "The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement 162" ("SFAS 168"). SFAS 168 provides for the FASB Accounting Standards Codification™ (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009, and we will adopt this standard during the three months ending September 30, 2009.

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

        As of June 30, 2009, our credit facilities had an outstanding principal balance of $240.0 million at a weighted average interest rate of 2.1% per annum. At June 30, 2009, the 1-month LIBOR rate was 0.3%. Including the effect of the interest rate hedges, the weighted average interest rate of balances outstanding under the credit facilities was 5.0%. If LIBOR were to increase by 1% from that level, the annual increase in interest expense, given our principal balances at June 30, 2009 and the effect of the interest rate hedges, would be approximately $0.3 million.

        We are exposed to risk of loss in the event of non-performance by the counterparty to our hedging arrangements. We do not anticipate non-performance by the counterparty, however recent dislocations in the credit markets have resulted in greater uncertainty regarding counterparty performance.

Item 4.    Controls and Procedures

        Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009 to ensure that information relating to us and our consolidated subsidiary required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure. It should be noted, however, that the design of any system of controls is limited in its ability to detect errors, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There has been no change in our internal control over financial reporting during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

Antitrust Matters

        In March 2008, we and certain of our employees, including members of its management, received subpoenas issued by a federal grand jury in the Eastern District of Michigan seeking documents and information in connection with an investigation by the Antitrust Division of the United States Department of Justice ("DOJ") into possible antitrust violations in the packaged ice industry. In addition, on March 5, 2008, federal officials executed a search warrant at the our corporate office in Dallas, Texas. On August 28, 2008, we received a second subpoena for documents from the federal grand jury sitting in the Eastern District of Michigan. The DOJ has also issued subpoenas to our employees to appear in person before the federal grand jury in the Eastern District of Michigan. The search warrant and subpoenas that we and our employees received are part of a broader industry inquiry by the Antitrust Division of the DOJ; at least one other packaged ice manufacturer has also received a grand jury subpoena, and The Home City Ice Company has entered a guilty plea regarding a conspiracy to allocate customers and territories in southeastern Michigan and the Detroit, Michigan metropolitan area.

        On March 25, 2008, we were served by the Office of the Attorney General of the State of Florida with an antitrust civil investigative demand (the "Florida CID") requesting the production of documents and information relating to an investigation of agreements in restraint of trade and/or price-fixing with respect to the pricing or market allocation of packaged ice. On June 11, 2008, we received a civil investigative demand from the Office of the Attorney General of the State of Arizona (the "Arizona CID"). All of the documents and information requested by the Arizona CID are included in the Florida CID and the Arizona CID states that it will be satisfied by the production of information which has been and will be provided to Florida in response to the Florida CID. On or about June 16, 2009, we were served by the State of Michigan, Department of the Attorney General, with a civil investigative demand requesting information and documents relating to sales of ice to units of government in Michigan, sales of ice in Michigan for which we made or received payment, and contracts and agreements with Michigan entities (the "Michigan CID"). We have been advised that the Florida CID, the Arizona CID and the Michigan CID are related to a multi-state antitrust investigation of the packaged ice industry and that the Attorneys General of 19 states and the District of Columbia are participating in the multi-state investigation. The states' investigation is related to the ongoing investigation of the packaged ice industry by the Antitrust Division of the DOJ. We may in the future receive additional civil investigative demands or similar information requests from other states participating in the multi-state investigation or conducting their own investigations.

        On November 19, 2008, we were notified by the Civil Fraud Division of the DOJ (the "Civil Fraud Division") that the Civil Fraud Division has opened an investigation with respect to us. The Civil Fraud Division's investigation is expected to examine whether we may have violated the federal False Claims Act by submitting, or causing to be submitted, false claims to the federal government by entering into allegedly anticompetitive agreements which may have affected the sale of packaged ice to the government. On or about January 6, 2009, we received a request for documents in connection with that investigation. The Civil Fraud Division's investigation is related to the investigation by the Antitrust Division of the DOJ.

        We are cooperating with the authorities in these investigations. It has substantially completed its production of documents to the Antitrust Division of the DOJ and to the states. It is in the process of providing information and documents to the Civil Fraud Division of the DOJ. We have also made employees available for interviews by the Antitrust Division of the DOJ. We expect to continue to make available documents and other information in response to the investigating agencies' subpoenas, requests and civil investigative demands. At this time, we are unable to predict the outcome of these investigations, the possible loss or possible range of loss, if any, associated with the resolution of these investigations or any potential effect they may have on us, our employees or operations.

        On March 6, 2008, our Board of Directors formed a special committee of independent directors to conduct an internal investigation of these matters. The special committee retained counsel to assist in its investigation. In order to maintain the independence of the special committee's investigation, officers and employees who were employed by us at the time the investigation commenced have not had access to information obtained in the special committee's investigation or the results of the investigation to date. The investigation by the special committee and its counsel is substantially complete. The special committee's investigation will likely remain open until the conclusion of the investigation by the Antitrust Division of the DOJ because of the possibility that additional information relevant to the special committee's investigation may become available to the special committee. At this time, the special committee has not reached a determination whether any violations of the antitrust laws have occurred. The special committee does not believe any of our active employees are a focus of the investigation by the Antitrust Division of the DOJ. We and our employees are cooperating in the special committee's investigation.

        Effective September 13, 2008, Ben D. Key, our Executive Vice President—Sales & Marketing, was placed on a paid leave of absence and relieved of his duties at the direction of the special committee. The special committee has found that Mr. Key violated our policies and is associated with matters that are under investigation.

        Following the announcement that the Antitrust Division of the DOJ had instituted an investigation of the packaged ice industry, a number of lawsuits, including putative class action lawsuits, were filed in various federal courts in multiple jurisdictions alleging violations of federal and state antitrust laws and related claims and seeking damages and injunctive relief. Pursuant to an Order from the Judicial Panel on Multidistrict Litigation, the civil actions pending in federal courts have been transferred and consolidated for pretrial proceedings in the United States District Court for the Eastern District of Michigan. On June 1, 2009, the Court appointed interim lead and liaison counsel for the putative direct and indirect purchaser classes. On July 17, 2009 the Court entered a case management order requiring the lead plaintiffs for each class to file a consolidated amended complaint within 60 days of the order, and providing 45 days for the defendants to respond to the direct purchaser consolidated amended complaint and 60 days for the defendants to respond to the indirect purchaser consolidated amended complaint.

        In addition to the putative class action lawsuits filed in federal court, a putative class action lawsuit was filed in Kansas state court alleging violations of state antitrust laws and related claims and seeking damages and injunctive relief. Defendants filed motions to dismiss and those motions to dismiss were granted on February 26, 2009.

        One direct action lawsuit has been filed against us in the United States District Court for the Eastern District of Michigan asserting claims based on alleged violations of federal and state antitrust laws, RICO and tortious interference and seeking damages, civil penalties and injunctive relief. The defendants filed motions to dismiss that case. On May 29, 2009 the Court dismissed all claims against us in that lawsuit. On June 29, 2009, the plaintiff filed a motion for reconsideration, and on July 17, 2009 the Court reversed in part its May 29, 2009 order, reinstating only the RICO claim against us. The dismissal of the remaining claims was not affected. The parties have agreed that we have until August 10, 2009, to file an answer to the reinstated claim.

        We intend to vigorously defend the pending lawsuits. At this time, we are unable to predict the outcome of these lawsuits, the possible loss or possible range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on us or our operations.

SEC Inquiry

        On or about October 21, 2008, we received notice that the Securities and Exchange Commission has initiated an informal inquiry into matters that are the subject of the investigation by the special committee of our Board of Directors. We are cooperating with the informal inquiry.

Stockholder Litigation

        Beginning on August 8, 2008, purported class action complaints have been filed in the United States District Court for the Eastern District of Michigan asserting claims under the federal securities laws against us and certain of our current or former senior officers. The complaints, which are substantially similar, allege that the defendants misrepresented and failed to disclose the existence of, and our alleged participation in, an alleged antitrust conspiracy in the packaged ice industry. The complaints purport to assert claims on behalf of various alleged classes of purchasers of our common stock. Two motions for consolidation of the three actions and for appointment of lead plaintiff and lead plaintiff's counsel were filed on October 7, 2008. Thereafter, one of the two proposed lead plaintiffs withdrew his motion. On July 17, 2009, the Court consolidated the actions and appointed a lead plaintiff and interim lead plaintiff's counsel. The parties have agreed on a briefing schedule, which requires the lead plaintiff to file a consolidated amended complaint within 45 days of the entry of a scheduling order, and provides for the defendants to respond to that complaint within 45 days of service.

        Two stockholder derivative actions have been filed on our behalf in state district court in Dallas County, Texas, naming as defendants, among others, the members of our board of directors and certain current and former officers. Those cases have been consolidated in the 68th Judicial District Court of Dallas County, Texas. The petitions assert claims for breach of fiduciary duty, unjust enrichment, insider selling, abuse of control, and gross mismanagement and seek damages, equitable relief, attorney fees and costs. The consolidated case is currently stayed pursuant to the agreement of the parties that the case will be stayed until such time as there is a ruling on any motions to dismiss in the stockholder actions pending in the Eastern District of Michigan. A status conference is scheduled for August 13, 2009.

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

        None.

 Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        On May 20, 2009, we held our annual meeting of stockholders. At the annual meeting, the following matters were voted upon:

  1.
  Election of seven directors to hold office until the next annual meeting of stockholders and until their respective successors are duly elected and qualified;

  2.
  A proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending December 31, 2009; and

  3.
  Approval of the amendment to the Company's 2005 Long Term Equity Incentive and Share Award Plan, as amended.

        A total of 22,114,116 shares of the Company's common stock, par value $0.01 per share, were entitled to vote at the meeting. Of these shares, 20,281,511 shares were represented in person or by proxy at the meeting and voted as follows:

        With respect to each of the following seven nominees for election to the Board of Directors, shares were voted as follows:

	Votes For	Votes Withheld
William P. Brick	19,937,323	344,188
Gilbert M. Cassagne	19,935,815	345,696
Kevin J. Cameron	19,926,276	355,235
Theodore J. Host	17,299,008	2,982,503
Michael S. McGrath	19,912,243	369,268
Michael H. Rauch	19,910,240	371,271
Robert N. Verdecchio	17,263,645	3,017,866

        With respect to the appointment of PricewaterhouseCoopers, LLP as the Company's independent auditors for the fiscal year ending December 31, 2009, shares were voted as follows: 20,040,654 votes for; 222,037 votes against; and 18,821 votes withheld.

        With respect to the approval of the amendment to the Company's 2005 Long Term Equity Incentive and Share Award Plan, as amended, shares were voted as follows: 15,035,466 voted for; 1,538,360 votes against; and 31,743 votes withheld.

Item 5.    Other Information

        None.

Item 6.    Exhibits

        See Index to Exhibits on page 48.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDY ICE HOLDINGS, INC.
Date: July 30, 2009	By:	/s/ GILBERT M. CASSAGNE
Gilbert M. Cassagne
Chief Executive Officer
Date: July 30, 2009	By:	/s/ STEVEN J. JANUSEK
Steven J. Janusek
Chief Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit No.		Description
31.1	†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	Section 1350 Certification of Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	†	Section 1350 Certification of Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Filed herewith.