Form 10-Q
period 2009-09-30
REDDY ICE HOLDINGS INC
filed 2009-10-22
CIK 1268984

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR
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

        The number of shares of registrant's common stock outstanding as of October 20, 2009 was 22,579,891.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2009
TABLE OF CONTENTS

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2009	December 31, 2008
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,567	$39,684
Accounts receivable, net	34,363	27,879
Inventories, parts and supplies	11,748	12,323
Prepaid expenses and other current assets	5,976	3,218
Deferred tax assets	1,945	1,945

Total current assets	100,599	85,049
PROPERTY AND EQUIPMENT, net	216,032	213,015
GOODWILL	79,493	79,493
OTHER INTANGIBLES, net	71,682	76,640
INVESTMENTS	1,105	—
OTHER ASSETS	415	362

TOTAL	$469,326	$454,559

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$1	$—
Revolving credit facility	—	—
Accounts payable	12,340	19,106
Accrued expenses	21,350	16,486
Derivative liability	412	2,564

Total current liabilities	34,103	38,156
LONG-TERM OBLIGATIONS	390,601	390,500
DEFERRED TAXES AND OTHER LIABILITIES, net	34,340	25,031
COMMITMENTS AND CONTINGENCIES (Note 11)	—	—
STOCKHOLDERS' EQUITY:
Preferred stock: 25,000,000 share authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; 22,579,891 and 22,114,116 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	226	221
Additional paid-in capital	223,022	221,824
Accumulated deficit	(212,717)	(218,976)
Accumulated other comprehensive loss	(249)	(2,197)

Total stockholders' equity	10,282	872

TOTAL	$469,326	$454,559

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Revenues	$115,446	$125,646	$257,591	$271,368
Cost of sales (excluding depreciation)	64,851	72,659	157,554	172,444
Depreciation expense related to cost of sales	5,494	5,223	15,788	15,670

Gross profit	45,101	47,764	84,249	83,254
Operating expenses	12,690	12,213	38,090	35,104
Depreciation and amortization expense	1,772	1,653	5,211	4,950
Loss on dispositions of assets	145	62	602	302
Impairment of assets (Note 13)	—	149,905	—	149,905
Loss (gain) on diesel hedge	144	—	(581)	—
Cost of antitrust investigations and related litigation (Note 11)	735	6,125	4,075	11,927
Transaction costs related to merger agreement (Note 1)	—	—	—	949
Gain on property insurance settlement	—	—	—	(1,036)

Income (loss) from operations	29,615	(122,194)	36,852	(118,847)
Interest expense	(6,231)	(7,879)	(20,709)	(23,709)
Interest income	18	149	124	613
Gain on termination of merger agreement (Note 1)	—	—	—	17,000

Income (loss) before income taxes	23,402	(129,924)	16,267	(124,943)
Income tax (expense) benefit	(13,414)	16,934	(10,008)	14,300

Net income (loss)	$9,988	$(112,990)	$6,259	$(110,643)

Basic net income (loss) per share:
Net income (loss)	$0.44	$(5.13)	$0.28	$(5.03)

Weighted average common shares outstanding	22,502	22,035	22,291	22,012

Diluted net income (loss) per share:
Net income (loss)	$0.44	$(5.13)	$0.28	$(5.03)

Weighted average common shares outstanding	22,683	22,035	22,434	22,012

Cash dividends declared per share	$—	$—	$—	$0.84

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock
					Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit		Total
	(in thousands)
Balance at January 1, 2009	22,114	$221	$221,824	$(218,976)	$(2,197)	$872
Compensation expense related to stock-based awards	—	—	1,662	—	—	1,662
Issuance of restricted stock	373	4	(4)	—	—	—
Vesting of restricted stock units	104	1	(1)	—	—	—
Repurchase and retirement of common stock	(11)	—	(27)	—	—	(27)
Tax deficiency in connection with vesting of restricted stock units	—	—	(432)	—	—	(432)
Comprehensive income:
Net income	—	—	—	6,259	—	6,259
Change in fair value of interest rate hedges, net of tax	—	—	—	—	1,948	1,948

Total comprehensive income						8,207

Balance at September 30, 2009	22,580	$226	$223,022	$(212,717)	$(249)	$10,282

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,259	$(110,643)
Adjustments to reconcile net (loss) income to net cash provided by operating activities (excluding working capital from acquisitions):
Depreciation and amortization expense	20,999	20,620
Amortization of debt issue costs and debt discount	1,093	12,104
Deferred tax expense (benefit)	9,835	(14,276)
Loss on dispositions of assets	602	302
Impairment of assets	—	149,905
Gain on property insurance settlement	—	(1,036)
Increase in fair value of diesel hedge	(290)	—
Stock-based compensation expense	1,662	2,667
Change in assets and liabilities:
Accounts receivable	(6,484)	(18,470)
Inventory, parts and supplies	574	(1,353)
Prepaid expenses and other current assets	(2,541)	(324)
Accounts payable, accrued expenses and other	(3,401)	4,125

Net cash provided by operating activities	28,308	43,621

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(20,669)	(15,449)
Proceeds from dispositions of property and equipment	343	1,653
Cost of equipment placed under operating leases	(5,994)	—
Reimbursement of the cost of equipment placed under operating leases	5,994	—
Cost of acquisitions, net of cash acquired	—	(3,934)
Proceeds from property insurance settlement	—	1,496
Decrease in restricted cash and cash equivalents	—	17,262
Issuance of note receivable	(450)	—
Collection of note receivable	483	24
Purchase of investments	(1,105)	—

Net cash (used in) provided by investing activities	(21,398)	1,052

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	—	(27,733)
Repurchase and retirement of common stock	(27)	(199)
Repayment of long-term obligations	—	(20)

Net cash used in financing activities	(27)	(27,952)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,883	16,721
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	39,684	17,183

CASH AND CASH EQUIVALENTS, END OF PERIOD	$46,567	$33,904

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$18,718	$12,033

Cash receipts of interest income	$107	$640

Cash payments for income taxes	$658	$971

Borrowings under the credit facility	$6,667	$55,000

Repayments on the credit facility	$(6,667)	$(55,000)

Increase in fair value of interest rate hedges	$2,152	$85

Additions to property and equipment included in accounts payable	$1,130	$189

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

1. General

        The condensed consolidated financial statements of Reddy Ice Holdings, Inc. and Subsidiary included herein are unaudited; however, the balance sheet as of December 31, 2008 has been derived from the audited financial statements for that date but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements have been prepared by the Company pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Under the SEC's regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. All significant intercompany balances and transactions have been eliminated upon consolidation, and all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal and recurring nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results to be achieved for the full year.

        Reddy Ice Holdings, Inc. ("Reddy Holdings"), and its wholly-owned subsidiary, Reddy Ice Corporation ("Reddy Corp."), referred to collectively as the "Company", manufactures and distributes packaged ice products. The common stock of Reddy Holdings is publicly traded on the New York Stock Exchange under the ticker symbol "FRZ".

        On July 2, 2007, the Company announced that it had entered into an Agreement and Plan of Merger, dated as of July 2, 2007 (the "Merger Agreement"), by and among Reddy Holdings and certain affiliates of GSO Capital Partners LP ("GSO"). On January 31, 2008, the Company reached an agreement with affiliates of GSO to terminate the Merger Agreement. A settlement agreement (the "Settlement Agreement") was entered into which released all parties from any claims related to the contemplated acquisition and provided for a $21 million termination fee to be paid by GSO. The Company agreed to pay up to $4 million of fees and expenses incurred by GSO and its third-party consultants in connection with the transaction. The Company received a net payment of $17 million on February 5, 2008. During the nine months ended September 30, 2008, the Company incurred $0.9 million of legal and other professional service expenses in connection with the transaction and the related stockholder litigation. No expenses were incurred during the three months ended September 30, 2008. Such costs are included in the caption "Transaction costs related to merger agreement" in the consolidated statements of operations.

2. New Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued authoritative guidance on fair value measurements and disclosures. This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value estimates. In February 2008, the FASB revised the authoritative guidance on fair value measurements and disclosures to delay the effective date of the guidance for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company elected to defer the adoption of this guidance for its nonfinancial assets and nonfinancial liabilities until

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

2. New Accounting Pronouncements (Continued)

January 1, 2009. Adoption of this guidance on January 1, 2009 had no impact on the Company's results of operations and financial position and the Company has included the required disclosures (see Note 7).

        In December 2007, the FASB revised the authoritative guidance for business combinations. This guidance establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. This guidance significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, under the new guidance, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This guidance was effective for fiscal years beginning on or after December 15, 2008 and requires the immediate expensing of acquisition related costs associated with acquisitions completed after December 31, 2008. Adoption of this guidance on January 1, 2009 had no impact on the Company's results of operations and financial position.

        In March 2008, the FASB issued authoritative guidance on disclosures about derivative instruments and hedging activities. This guidance requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The guidance was effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this guidance on January 1, 2009 and has included the required disclosures (see Note 6).

        In April 2008, the FASB issued authoritative guidance on the accounting requirements for goodwill and other intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance was effective for fiscal years beginning on or after December 15, 2008. The adoption of this guidance on January 1, 2009 did not impact the Company's results of operations and financial position as this standard is required to be implemented prospectively; however, the guidance may impact the Company in future periods.

        In June 2008, the FASB issued authoritative guidance on the treatment of participating securities in the calculation of earnings per share ("EPS"). This guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method. This guidance was effective for fiscal years beginning on or after December 15, 2008. All prior period EPS data presented after adoption has been adjusted retrospectively to conform with this guidance. Adoption of this guidance on January 1, 2009 did not have a material impact on the Company's results of operations and financial position.

        In January 2009, the FASB issued authoritative guidance on disclosure requirements for financial instruments. This guidance requires disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. This guidance was effective for interim periods ending after June 15, 2009, but early adoption was permitted for interim periods ending after

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

2. New Accounting Pronouncements (Continued)

March 15, 2009. The Company adopted this guidance in the three months ended June 30, 2009 and has included the required disclosures (see Note 5).

        In May 2009, the FASB issued authoritative guidance on subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and the Company adopted this guidance during the three months ended June 30, 2009. The adoption of the guidance did not have an impact on the Company's consolidated results of operations or financial position. The Company has performed an evaluation of subsequent events through October 22, 2009, which is the date these financial statements were issued.

        In June 2009, the FASB issued the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (the "Codification"). The Codification became the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles ("GAAP"). The Codification did not change GAAP but reorganizes the literature. The Codification is effective for interim and annual periods ending after September 15, 2009, and the Company adopted the Codification during the three months ended September 30, 2009.

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

	September 30, 2009	December 31, 2008
	(in thousands)
Raw materials	$6,020	$6,510
Finished goods	2,239	2,694
Parts and supplies	3,489	3,119

Total	$11,748	$12,323

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

4. Accrued Expenses

	September 30, 2009	December 31, 2008
	(in thousands)
Accrued interest	$6,851	$6,087
Accrued compensation and employee benefits, including payroll taxes and workers compensation insurance	4,792	4,264
Accrued utilities	2,177	1,433
Accrued property, sales and other taxes	4,036	1,091
Other accrued insurance	1,883	1,982
Other	1,611	1,629

Total	$21,350	$16,486

5. Revolving Credit Facility and Long-Term Obligations

        At September 30, 2009 and December 31, 2008, long-term obligations consisted of the following:

	September 30, 2009	December 31, 2008
	(in thousands)
Credit facility—Term Loan	$240,000	$240,000
10 1/2% Senior Discount Notes	150,500	150,500
Other Notes Payable	102	—

Total long-term obligations	390,602	390,500
Less: Current maturities	1	—

Long-term obligations, net	$390,601	$390,500

        10 1/2% Senior Discount Notes.    On October 27, 2004, Reddy Holdings issued $151 million in aggregate principal amount at maturity of 10 1/2% Senior Discount Notes due 2012 (the "Discount Notes") in a private placement offering. The Discount Notes were subsequently registered with the SEC, effective August 26, 2005. Each Discount Note had an initial accreted value of $663.33 per $1,000 principal amount at maturity. The accreted value of each Discount Note increased from the date of issuance until November 1, 2008 at a rate of 10 1/2% per annum such that the accreted value equaled the stated principal amount on November 1, 2008. Thereafter, cash interest began accruing November 1, 2008 and is payable semi-annually at a rate of 10 1/2% per annum.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

5. Revolving Credit Facility and Long-Term Obligations (Continued)

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

        The consolidated coverage ratio under the indenture governing the Discount Notes means the ratio of EBITDA (as defined in the indenture) for the most recent four fiscal quarters to consolidated interest expense (as defined in the indenture) for such four quarter period. Reddy Holdings is generally required to calculate its consolidated coverage ratio on a pro forma basis to give effect to the incurrence and repayment of indebtedness as well as acquisitions and dispositions.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

5. Revolving Credit Facility and Long-Term Obligations (Continued)

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

        At September 30, 2009, the Company had $49.3 million of availability under the Revolving Credit Facility, which was net of outstanding standby letters of credit of $10.7 million. The standby letters of credit are used primarily to secure certain operating lease and insurance obligations. Lehman Commercial Paper, Inc. ("LCP") has a $10 million commitment under the Revolving Credit Facility, all of which is unfunded. LCP filed for bankruptcy in October 2008. During the three months ended June 30, 2009, the Company made borrowings under the Revolving Credit Facility. LCP failed to fund its commitments related to such borrowings and the Company does not believe LCP will fund borrowing requests made in the future. As a result, the amount available to the Company under the Revolving Credit Facility has been effectively reduced by $10 million.

        Principal balances outstanding under the Credit Facility bear interest per annum, at the Company's option, at the sum of the base rate plus 0.75% or LIBOR plus 1.75%. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%. At September 30, 2009, the weighted average interest rate of borrowings outstanding under the Credit Facility was 2.0%, excluding the effect of the interest rate hedges (see Note 6 for further information regarding interest rate hedges). Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. The Company also pays a quarterly fee on the average availability under the revolving credit facility at an annual rate of 0.5%. Amounts may be drawn under the Revolving Credit Facility so long as no event of default exists.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

5. Revolving Credit Facility and Long-Term Obligations (Continued)

awards, subject to various exceptions. In the event of a change in control, as defined in the Credit Facilities, an event of default will occur under the Credit Facilities.

        The Credit Facilities contain financial covenants, which include the maintenance of certain financial ratios, as defined in the Credit Facilities, and are collateralized by substantially all of the Company's assets. At September 30, 2009, Reddy Corp. was in compliance with these covenants. Reddy Holdings guarantees the Credit Facilities and such guarantee is collateralized by a pledge of the capital stock of Reddy Corp.

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

        Reddy Corp. may also pay dividends to Reddy Holdings for specified purposes, including the payment of dividends by Reddy Holdings and the payment of cash interest and principal on the Discount Notes, in an amount not greater than Reddy Corp.'s Cumulative Distributable Cash (as defined in the Credit Facilities) for the period (taken as one accounting period) from July 1, 2005 to the end of its most recently ended fiscal quarter for which a covenant compliance certificate under the Credit Facilities has been delivered to the lenders. As of September 30, 2009, the amount of Cumulative Distributable Cash was $127.0 million. Such dividends may only be paid if Reddy Corp.'s leverage ratio for the most recently ended fiscal quarter is less than or equal to 3.75 to 1.0. In addition, the Credit Facilities preclude Reddy Corp. from declaring any dividends if an event of default under the credit facilities has occurred and is continuing. In particular, it will be an event of default if Reddy Corp.'s leverage ratio exceeds 4.0 to 1.0 or Reddy Corp.'s interest coverage ratio is less than 3.25 to 1.0. If at the end of any fiscal quarter, Reddy Corp.'s leverage ratio is greater than 3.75 to 1.0, and therefore Reddy Corp. is not permitted to pay dividends, Reddy Corp. will be required by the credit facilities to apply 50% of Reddy Corp.'s Available Cash generated during each such quarter to make a mandatory prepayment of the loans under the credit facilities. If Reddy Corp. is not able to pay dividends to Reddy Holdings, Reddy Holdings may not be able to pay the interest due under the Discount Notes, which would cause a default under the indenture governing the Discount Notes. A default under the Discount Notes would also result in a default under the Credit Facilities.

        Fair Value of Debt Instruments.    At September 30, 2009 and December 31, 2008, the fair value of the Company's debt, was $319.9 million and $198.2 million, respectively, while the book value was $390.6 million and $390.5 million, respectively. The fair value of the Company's debt is primarily based on quoted market prices for the same or similar issues, or on the current rates that would be offered to the Company for debt of the same remaining maturities.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

6. Financial Derivative Instruments

        Interest Rate Hedging Agreements.    Effective September 12, 2005, the Company entered into an interest rate hedging agreement (the "2005 Hedge") to lock the interest rate on a portion of its Term Loan. The 2005 Hedge had a term of three years and ten months and expired on July 12, 2009. The 2005 Hedge had an initial notional balance of $220 million. The Company paid a fixed rate of 4.431% on the notional balance outstanding and received an amount equal to 3-month LIBOR.

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

        Diesel Hedging Agreement.    On February 2, 2009, the Company entered into a hedge to fix the price per gallon of a portion of the Company's diesel fuel requirements (the "Diesel Hedge"). The Diesel Hedge began February 2, 2009 and expires on December 28, 2009. The notional amount of gallons hedged changes on a monthly basis to match the Company's anticipated utilization. The Company will pay a fixed rate of $1.55 per gallon (wholesale basis) and receive an amount equal to a wholesale index rate. Any net payable or receivable amount is settled monthly. The Company uses the Diesel Hedge to minimize the risk of rising fuel prices. The hedge is not for trading purposes and is accounted for as an economic hedge and is not designated as a hedging instrument.

        Financial Statement Presentation.    All cash flows associated with derivative activities, including collateral requirements, are classified as operating cash flows in the Condensed Consolidated

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

6. Financial Derivative Instruments (Continued)

Statements of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company's hedging instruments within the Condensed Consolidated Balance Sheet:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at September 30, 2009(b)	Fair Value at December 31, 2008(b)	Fair Value at September 30, 2009(a)	Fair Value at December 31, 2008(a)
		(in thousands)
Derivatives designated as hedging instruments
Interest rate hedges	Derivative liabilities—current	$—	$—	$412	$2,564
Derivatives not designated as hedging instruments
Diesel hedge	Prepaid expenses and other current assets	290	—	—	—

Total derivatives		$290	$—	$412	$2,564

(a)
Amounts represent the unrealized loss associated with the hedges. The current amount of interest payable as of September 30, 2009 and interest receivable as of December 31, 2008 related to the interest rate hedges was included in the captions "Accrued Interest" and "Accounts receivable, net", respectively, in the condensed consolidated balance sheets.

(b)
The current settlement receivable as of September 30, 2009 under the Diesel Hedge was included in the caption "Accounts receivable, net" in the Condensed Consolidated Balance Sheet.

        The following tables present the impact of derivative instruments and their location within the Condensed Consolidated Financial Statements:

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

6. Financial Derivative Instruments (Continued)

	Derivatives designated as Cash Flow Hedges
	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss(a)(b)				Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Interest Expense(a)				Amount of Gain (Loss) Recognized in Interest Expense (Ineffective Portion)(a)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
	(in thousands)
Interest rate hedges	$(142)	$802	$(951)	$(634)	$(590)	$(112)	$(3,103)	$(755)	$(35)	$—	$(628)	$—

(a)
Amounts are pre-tax. Accumulated Other Comprehensive Loss in the Condensed Consolidated Statement of Stockholders' Equity is presented net of tax.

(b)
For the next twelve months, the amount of Accumulated Other Comprehensive Loss related to the interest rate hedges to be reclassified to earnings is $0.4 million (pre-tax). Cash settlements made or received under the interest rate hedges are included in the caption "Interest Expense" in the Condensed Consolidated Statements of Operations.

	Derivatives not designated as Hedging Instruments
	Amount of Gain (Loss) Recognized in Condensed Consolidated Statements of Operations		Amount of Gain (Loss) Recognized in Condensed Consolidated Statements of Operations
	Three months ended September 30,		Nine months ended September 30,		Location of Gain (Loss) Recognized in Condensed Consolidated Statements of Operations
	2009	2008	2009	2008
	(in thousands)
Diesel hedge:
Non-cash change in fair value	$(480)	$—	$290	$—
Cash settlements	336	—	291	—

Total recognized (loss) gain	$(144)	$—	$581	$—	Loss (gain) on diesel hedge

        Collateral Requirements and Counterparty Risk.    The Diesel Hedge and the 2009 Interest Rate Hedge require the Company to provide collateral in a minimum amount of $0.8 million. As of September 30, 2009, $1.2 million was held by the counterparty as collateral. The terms of the Credit Facilities limit the amount of cash collateral that the Company can provide to a maximum of $5.0 million. In the event the cash collateral requirements exceed this amount, the Company will be forced to unwind all or a portion of the hedges. As provided for in the Credit Facilities, the 2009 Interest Rate Hedge also shares in the collateral securing the Credit Facilities as the counterparty is also a lender under the Credit Facilities.

        The Company is exposed to risk of loss in the event of non-performance by the counterparty to the diesel and interest rate hedges. The Company does not anticipate non-performance by the counterparty; however, recent dislocations in the credit markets have resulted in greater uncertainty regarding counterparty performance.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

7. Fair Value of Financial Instruments

        The Fair Value Measurements and Disclosures Topic of the Codification establishes a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

        The following tables present the assets and liabilities as of September 30, 2009 that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Diesel fuel hedge	$0.3	$0.3	—	$0.3	—
Liabilities:
Interest rate hedges	$0.4	$0.4	—	$0.4	—

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

        The Company considers its own and counterparty credit risk in the valuation of the interest rate hedges and Diesel Hedge. See Note 6 for information related to collateral requirements related to the hedges.

8. Stock-Based Compensation

        On August 8, 2005, the board of directors and stockholders of Reddy Holdings approved the Reddy Ice Holdings, Inc. Long-Term Incentive and Share Award Plan (the "Plan"). On May 20, 2009 the stockholders of Reddy Holdings approved an amendment to the Plan, which increased the number

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

8. Stock-Based Compensation (Continued)

of shares of common stock available to be issued to employees, directors and certain third parties in connection with various incentive awards, including stock options, restricted shares and restricted share units to 2,750,000 shares.

        Restricted share units ("RSUs") provide for the grant of one share of unrestricted common stock on the date that the vesting terms of each RSU are satisfied. Time-vested RSUs vest provided that the recipient remains employed with the Company through the vesting dates. Performance-vested RSUs vest provided that the recipient remains employed with the Company through the vesting dates and the applicable performance condition for the applicable vesting period is met. The performance condition for each vesting period is generally based on the Company's earned distributable cash per share (as defined in the related restricted share unit agreement) for the related performance period. On April 14, 2009, certain employees voluntarily forfeited a total of 57,000 Performance-vested RSUs. On August 12, 2009, 89,963 time-vested RSUs vested as the recipients remained employed with the Company through the vesting date, 10,000 performance-vested RSUs vested as the performance measure for such performance-vested RSUs had been met, and 69,404 performance-vested RSUs expired unvested as the performance measure for such performance-vested RSUs had not been met. As of September 30, 2009, 70,000 RSUs awarded to an employee are outstanding. These RSUs consist of 35,000 time-vested RSUs and 35,000 performance-vested RSUs with 15,000 time-vested RSUs and 15,000 performance-vested RSUs that have an August 12, 2010 vesting date and 20,000 time-vested RSUs and 20,000 performance-vested RSUs that have an August 12, 2011 vesting date. The performance targets for the Performance-vested RSUs granted to this employee were set by the compensation committee of the Company's Board of Directors ("Compensation Committee") in April 2009.

        The Plan provides for awards of restricted shares subject to restrictions on transferability and other restrictions, if any, imposed by the Compensation Committee. Such restrictions lapse under circumstances as determined by the Compensation Committee, including based upon a specified period of continued employment or upon the achievement of established performance criteria. Restricted shares have all of the rights of a stockholder, including the right to vote restricted shares and to receive dividends. Unvested restricted shares are generally forfeited upon termination of employment during the applicable restriction period as provided for in the related grant documents. During 2008, certain employees were granted 50,000 shares of restricted stock, 20,000 and 50,000 of which vested during the three and nine months ended September 30, 2009, respectively. The Company granted 11,100 and 258,225 restricted shares to employees with a weighted average grant date fair value of $3.09 and $1.89 during the three and nine months ended September 30, 2009, respectively. One-third of the restricted shares vest, contingent on the employee's continuous service to the Company, on each of the following dates: January 1, 2010, January 1, 2011, and January 1, 2012. The fair value of each restricted share is the closing price of the Company's common stock on the grant date. The aggregate grant date fair value is recognized as compensation expense using the straight-line method over the vesting period, adjusted for estimated forfeitures. During the month of July 2009, 114,738 vested shares were granted to non-employee members of the Board of Directors.

        The Plan provides for option grants with terms, including exercise price and the time and method of exercise, set by the Compensation Committee. However, the exercise price of options is not permitted to be less than the fair market value of the shares at the time of grant and the term is not

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

8. Stock-Based Compensation (Continued)

permitted to be longer than ten years from the date of grant of the options. Stock options for 50,400 and 1,081,275 shares of common stock were granted during the three and nine months ended September 30, 2009, respectively. The options have seven-year terms and one-third of the options vest, contingent on the employee's continuous service to the Company, on each of the following dates: January 1, 2010, January 1, 2011, and January 1, 2012. The options have been granted with the following three exercise price tranches:

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

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Compensation expense is recognized using a straight-line method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. The following table sets forth the information about the weighted-average grant date fair value of options granted during the nine months ended September 30, 2009 and the weighted-average assumptions used for such grants.

Nine Months Ended September 30, 2009
Weighted average grant date fair value	$1.19
Weighted average assumptions used:
Expected volatility	113.0%
Expected lives	3.0 years
Risk-free interest rates	1.31%
Expected dividend yield	0.00%

        Expected volatility is based on an analysis of historical volatility of the Company's common stock. Expected lives of options are determined based on projections of option exercises patterns. Risk-free interest rates are determined using the implied yield currently available for zero coupon U.S. treasury issues with a remaining term equal to the expected life of the options. The expected dividend yield is based on the September 15, 2008 announcement that the Company's quarterly cash dividends had been suspended indefinitely and the Company does not currently anticipate paying dividends in the future.

        Total compensation expense associated with the Plan was $0.7 million and $0.9 million during the three months ended September 30, 2009 and 2008, respectively, and $1.7 million and $2.7 million during the nine months ended September 30, 2009 and 2008, respectively. Such compensation expense was recorded in "Operating Expenses" in the consolidated statements of operations. As of September 30, 2009, 516,951 shares were available for grant under the Plan.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

9. Net Income (Loss) Per Share

        The computation of net income (loss) per share is based on net income (loss) divided by the weighted average number of shares outstanding. Restricted shares include rights to receive dividends that are not subject to the risk of forfeiture even if the underlying restricted shares on which the dividends were paid do not vest. Unvested share-based payment awards that contain non-forfeitable rights to dividends are deemed participating securities and are included in the calculation of basic net income per share. Since restricted shares do not include an obligation to share in losses, they are excluded from the basic net loss per share calculation. Accordingly, 33,478 and 12,117 restricted shares were excluded from the computation of basic net loss per share for the three and nine months ended September 30, 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Net income (loss) for basic and diluted computation	$9,988	$(112,990)	$6,259	$(110,643)

Basic net income (loss) per share:
Weighted average common shares outstanding	22,502	22,035	22,291	22,012

Net income (loss)	$0.44	$(5.13)	$0.28	$(5.03)

Diluted earnings per share:
Weighted average common shares outstanding	22,502	22,035	22,291	22,012
Shares issuable from assumed conversion of restricted stock units and options	181	—	143	—

Weighted average common shares outstanding, as adjusted	22,683	22,035	22,434	22,012

Net income (loss)	$0.44	$(5.13)	$0.28	$(5.03)

10. Income Taxes

        The Company's effective tax rate differs from the federal statutory income tax rate of 35% due to state income and margin taxes and the effect of permanent differences, primarily the non-deductible portion of the interest expense recognized on the Discount Notes.

        The amount of gross unrecognized tax benefits related to uncertain tax positions was $3.6 million at September 30, 2009 and December 31, 2008, which included accrued interest and penalties of $1.5 million as of September 30, 2009 and $1.4 million as of December 31, 2008. The total amount of interest and penalties, net of federal benefit, recognized in the statement of operations for the three months ended September 30, 2009 and 2008 was immaterial.

        As a result of net operating loss carryforwards, the Company's tax years from 1997 through 2008 remain open and subject to examination by the Internal Revenue Service and/or certain state taxing authorities. The Company is undergoing routine tax audits in certain U.S. state jurisdictions covering multiple years. The Company is not aware of any material proposed income tax adjustments and expects the completion of the audits in the near term. A $2.2 million reduction of the $3.6 million total

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

10. Income Taxes (Continued)

unrecognized tax benefit as of September 30, 2009 is possible in the next 12 months as a result of the settlement of certain current tax audits and other potential settlements with U.S. state taxing authorities.

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

        The following is a discussion of the Company's significant legal matters. The Company is involved in various claims, suits, investigations, and legal proceedings. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. At September 30, 2009 and December 31, 2008, no accruals had been made in connection with the matters discussed below.

Antitrust Matters

        In March 2008, the Company and certain of its employees, including members of its management, received subpoenas issued by a federal grand jury in the Eastern District of Michigan seeking documents and information in connection with an investigation by the Antitrust Division of the United States Department of Justice ("DOJ") into possible antitrust violations in the packaged ice industry. In addition, on March 5, 2008, federal officials executed a search warrant at the Company's corporate office in Dallas, Texas. On August 28, 2008, the Company received a second subpoena for documents from the federal grand jury sitting in the Eastern District of Michigan. The DOJ has also issued subpoenas to Company employees to appear in person before the federal grand jury in the Eastern District of Michigan. The search warrant and subpoenas that the Company and its employees received are part of a broader industry inquiry by the Antitrust Division of the DOJ. The Home City Ice Company and three former employees of Arctic Glacier International, Inc. have entered guilty pleas regarding a conspiracy to allocate customers and territories in southeastern Michigan and the Detroit, Michigan, metropolitan area, and Arctic Glacier has reached an agreement with the DOJ to enter a guilty plea regarding a conspiracy to allocate customers and territories in southeastern Michigan and the Detroit, Michigan, metropolitan area.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

11. Commitments and Contingencies (Continued)

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

        The Company is cooperating with the authorities in these investigations. It has substantially completed its production of documents to the Antitrust Division of the DOJ and to the states. It has substantially completed providing information and documents requested by the Civil Fraud Division of the DOJ. The Company has also made employees available for interviews by the Antitrust Division of the DOJ. The Company expects to continue to make available documents and other information in response to the investigating agencies' subpoenas, requests and civil investigative demands. At this time, the Company is unable to predict the outcome of these investigations, the possible loss or possible range of loss, if any, associated with the resolution of these investigations or any potential effect they may have on the Company, its employees or operations.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

11. Commitments and Contingencies (Continued)

        Effective September 13, 2008, Ben D. Key, the Company's Executive Vice President—Sales & Marketing, was placed on a paid leave of absence and relieved of his duties at the direction of the special committee. The special committee has found that Mr. Key violated Company policies and is associated with matters that are under investigation.

        Following the announcement that the Antitrust Division of the DOJ had instituted an investigation of the packaged ice industry, a number of lawsuits, including putative class action lawsuits, were filed in various federal courts in multiple jurisdictions alleging violations of federal and state antitrust laws and related claims and seeking damages and injunctive relief. Pursuant to an Order from the Judicial Panel on Multidistrict Litigation, the civil actions pending in federal courts have been transferred and consolidated for pretrial proceedings in the United States District Court for the Eastern District of Michigan. On June 1, 2009, the Court appointed interim lead and liaison counsel for the putative direct and indirect purchaser classes. On July 17, 2009 the Court entered a case management order requiring the lead plaintiffs for each class to file a consolidated amended complaint within 60 days of the order, and providing 45 days for the defendants to respond to the direct purchaser consolidated amended complaint and 60 days for the defendants to respond to the indirect purchaser consolidated amended complaint. On September 15, 2009, the lead plaintiffs for each of the putative direct and indirect purchaser classes filed consolidated amended complaints.

        In addition to the putative class action lawsuits filed in federal court, a putative class action lawsuit was filed in Kansas state court alleging violations of state antitrust laws and related claims and seeking damages and injunctive relief. Defendants filed motions to dismiss and those motions to dismiss were granted on February 26, 2009.

        One direct action lawsuit has been filed against the Company in the United States District Court for the Eastern District of Michigan asserting claims based on alleged violations of federal and state antitrust laws, RICO and tortious interference and seeking damages, civil penalties and injunctive relief. The defendants filed motions to dismiss that case. On May 29, 2009 the Court dismissed all claims against the Company in that lawsuit. On June 29, 2009, the plaintiff filed a motion for reconsideration, and on July 17, 2009 the Court reversed in part its May 29, 2009 order, reinstating only the RICO claim against the Company. The dismissal of the remaining claims was not affected. On August 10, 2009, the Company filed an answer to the reinstated claim.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

11. Commitments and Contingencies (Continued)

Stockholder Litigation

        Beginning on August 8, 2008, purported class action complaints have been filed in the United States District Court for the Eastern District of Michigan asserting claims under the federal securities laws against the Company and certain of its current or former senior officers. The complaints, which are substantially similar, allege that the defendants misrepresented and failed to disclose the existence of, and the Company's alleged participation in, an alleged antitrust conspiracy in the packaged ice industry. The complaints purport to assert claims on behalf of various alleged classes of purchasers of the Company's common stock. Two motions for consolidation of the three actions and for appointment of lead plaintiff and lead plaintiff's counsel were filed on October 7, 2008. Thereafter, one of the two proposed lead plaintiffs withdrew his motion. On July 17, 2009, the Court consolidated the actions and appointed a lead plaintiff and interim lead plaintiff's counsel. Pursuant to a revised scheduling order filed on October 14, 2009, the lead plaintiff is required to file a consolidated amended complaint on or before November 2, 2009. The Company is required to file a response to that consolidated amended complaint on or before December 17, 2009.

        Two stockholder derivative actions have been filed on the Company's behalf in state district court in Dallas County, Texas, naming as defendants, among others, the members of the Company's board of directors and certain current and former officers. Those cases have been consolidated in the 68th Judicial District Court of Dallas County, Texas. The petitions assert claims for breach of fiduciary duty, unjust enrichment, insider selling, abuse of control, and gross mismanagement and seek damages, equitable relief, attorney fees and costs. The consolidated case is currently administratively closed, with the parties required to submit monthly joint status letters regarding the stockholder actions pending in the Eastern District of Michigan. Status conferences were held on August 13, 2009 and October 5, 2009, and another status conference is currently scheduled for February 1, 2010.

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

12. Investments

        Investments in which the Company has significant influence over the investee are accounted for utilizing the equity method. If the Company does not have significant influence over the investee, the cost method is utilized. The Company periodically evaluates whether declines in fair value of its investments are other-than-temporary. This evaluation consists of several qualitative and quantitative

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

12. Investments (Continued)

factors regarding the severity and duration of the unrealized loss as well as the Company's ability and intent to hold the investment.

        On August 7, 2009, the Company invested in the Series A Preferred Units of a privately held ice supply and service company. These Series A Preferred Units do not meet the definition of a marketable security and the Company has accounted for the investment based upon the cost method. As of September 30, 2009, the investment balance was $1.1 million.

13. Impairment of Assets

        Company is required on at least an annual basis to perform a goodwill impairment assessment, which requires, among other things, a reconciliation of current equity market capitalization to stockholders' equity. No asset impairments were recorded during the nine months ended September 30, 2009. As a result of the decline in the Company's stock price during the three months ended September 30, 2008, the Company's total stockholders' equity exceeded its equity market capitalization (including the application of a reasonable control premium) as of September 30, 2008 and, as a result, the Company performed a goodwill impairment assessment as of September 30, 2008. The Company's impairment assessment only considered the Company's stock price and did not include management's long-range forecasts or any other valuation measures. Based on the evaluation of the Company's stock price and trading activity subsequent to September 30, 2008 and the estimated amount by which the current fair value of the Company's fixed assets and intangible assets exceeds their book value, the Company concluded that its goodwill was impaired. As a result, the Company recorded a $149.7 million non-cash charge (pretax) during the three months ended September 30, 2008 to reduce goodwill to its estimated fair value as of September 30, 2008.

        During the three months ended September 30, 2008, the Company reviewed a parcel of real estate for impairment as a result of the pending sale of the property. As a result of this review, an impairment charge of $0.2 million was recorded during the three months ended September 30, 2008.

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

        Reddy Ice Holdings, Inc. ("Reddy Holdings"), and its wholly-owned subsidiary, Reddy Ice Corporation ("Reddy Corp."), manufacture and distribute packaged ice products. We are the largest manufacturer of packaged ice products in the United States and serve a variety of customers in 32 states and the District of Columbia under the Reddy Ice® brand name.

        At September 30, 2009, we owned or operated 58 ice manufacturing facilities, 68 distribution centers and approximately 3,300 Ice Factories. As of the same date, we had an aggregate daily ice manufacturing capacity of approximately 18,000 tons.

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

  •
  the availability of capital sources;

  •
  fluctuations in our operating costs, including the prices of electricity, fuel, polyethylene and other required expenses;

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

        Operating Expenses.    Our operating expenses are costs associated with selling, general and administrative functions. These costs include executive officers' compensation, office and administrative salaries, insurance, legal and other professional services and costs associated with leasing office space. Labor costs, including associated payroll taxes and benefit costs but excluding non-cash stock-based compensation expense, included in operating expenses represented approximately 8% and 7% of revenues in the nine months ended September 30, 2009 and 2008, respectively.

        Cost of antitrust investigations and related litigation.    Costs related to the current antitrust investigations and related litigation, net of insurance recoveries, are composed primarily of legal fees, document collection costs and the fees of other experts and consultants.

        Facilities.    At September 30, 2009, we owned or operated 58 ice manufacturing facilities, 68 distribution centers and approximately 3,300 Ice Factories. As of the same date, we had an aggregate daily ice manufacturing capacity of approximately 18,000 tons.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

	Three Months Ended September 30,		Change from Last Year
	2009	2008	Dollars	%
	(in thousands)
Revenues	$115,446	$125,646	$(10,200)	(8.1)
Cost of sales (excluding depreciation)	64,851	72,659	(7,808)	(10.7)
Depreciation expense related to cost of sales	5,494	5,223	271	5.2

Gross profit	45,101	47,764	(2,663)	(5.6)
Operating expenses	12,690	12,213	477	3.9
Depreciation and amortization expense	1,772	1,653	119	7.2
Loss on dispositions of assets	145	62	83	133.9
Impairment of assets	—	149,905	(149,905)	(100.0)
Loss on diesel hedge	144	—	144	—
Cost of antitrust investigations and related litigation	735	6,125	(5,390)	(88.0)

Income (loss) from operations	29,615	(122,194)	151,809	124.2
Interest expense	(6,231)	(7,879)	1,648	20.9
Interest income	18	149	(131)	(87.9)

Income (loss) before income taxes	23,402	(129,924)	153,326	118.0
Income tax (expense) benefit	(13,414)	16,934	(30,348)	(179.2)

Net income (loss)	$9,988	$(112,990)	$122,978	108.8

        Revenues:    Revenues decreased $10.2 million from the three months ended September 30, 2008 to the three months ended September 30, 2009. This decrease is primarily due to a decline in packaged ice volume sales related to the effect of various adverse economic trends on our customers and end users of our products and a decline in hurricane-related demand, partially offset by higher average sales prices.

        Cost of sales (excluding depreciation):    Cost of sales (excluding depreciation) decreased $7.8 million from the three months ended September 30, 2008 to the three months ended September 30, 2009. This decrease in cost of sales is primarily due to lower volume sales and declines in the prices of fuel and plastic bags related to lower market prices.

        Labor costs, including associated payroll taxes and benefit costs (including health insurance), accounted for approximately 20% of revenues in the three months ended September 30, 2009 and 2008, respectively. Cost of plastic bags represented approximately 6% and 7% of revenues in the three months ended September 30, 2009 and 2008. Fuel expenses represented approximately 3% and 6% of revenues in the three months ended September 30, 2009 and 2008. The ratio of fuel expenses to revenues decreased as a result of declines in the market prices of energy. Expenses for independent third party distribution services were 6% and 5% of revenues in the three months ended September 30, 2009 and 2008. Electricity expense accounted for approximately 5% and 6% of revenues in the three months ended September 30, 2009 and 2008.

        Depreciation expense related to cost of sales:    Depreciation expense related to cost of sales increased $0.3 million as a result of new production and distribution equipment placed in service in 2009, partially offset by dispositions and assets becoming fully depreciated.

        Operating expenses:    Operating expenses increased $0.5 million from the three months ended September 30, 2008 to the three months ended September 30, 2009. This increase is primarily due to $0.7 million increase in labor and benefits, partially offset by a $0.2 million decrease in non-cash stock-based compensation expense and a $0.2 million decrease in accrued incentive compensation. Labor and benefits increased due to additional headcount at the senior management level and higher health insurance costs.

        Impairment of assets:    Due to a significant decline in the value of our common stock during 2008, an evaluation of our goodwill and trade name was performed as of September 30, 2008. Based on a market value approach, an impairment of $149.7 million was recorded to reduce the carrying value of our goodwill to its fair value.

        During the three months ended September 30, 2008, we reviewed a parcel of real estate for impairment as a result of the pending sale of the property. As a result of this review, an impairment charge of $0.2 million was recorded during the three months ended September 30, 2008.

        Loss on diesel hedge:    A loss of $0.1 million was recognized during the three months ended September 30, 2009 in connection with a derivative used to hedge the cost of diesel used in our delivery operations. The loss was composed of a $0.4 million non-cash change in the fair value of the derivative, partially offset by $0.3 million of cash settlements as the floating amount received from the counterparty was greater than the fixed price we were obligated to pay.

        Costs of antitrust investigations and related litigation:    During the three months ended September 30, 2009 and 2008, we incurred $0.7 million and $6.1 million, respectively, of legal fees and other expenses associated with the antitrust investigation being conducted by the Antitrust Division of the United States Department of Justice and the related litigation. Costs for the three months ended September 30, 2009 are net of $0.1 million of costs paid directly by our insurance carriers. We became aware of and began incurring expenses related to the investigation in March 2008.

        Interest expense, net:    Net interest expense decreased $1.5 million from the three months ended September 30, 2008 to the three months ended September 30, 2009. This decrease was primarily due to lower interest rates on the unhedged portion of our term loan, lower average outstanding balances under the revolving credit facility, and lower interest rates on the hedged portion of the term loan as a result of entering into a new interest rate hedge in February 2009, partially offset by scheduled increases in the interest expense associated with our 10 1/2% senior discount notes and decreases in interest income primarily related to the decline in market interest rates.

        Income tax expense:    The effective tax rate increased from 13.0% during the three months ended September 30, 2008 to 57.3% during the three months ended September 30, 2009 as a result of changes in the ratio of permanent differences and state taxes based on gross margin to projected annual pre-tax income (loss).

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

	Nine Months Ended September 30,		Change from Last Year
	2009	2008	Dollars	%
	(in thousands)
Revenues	$257,591	$271,368	$(13,777)	(5.1)
Cost of sales (excluding depreciation)	157,554	172,444	(14,890)	(8.6)
Depreciation expense related to cost of sales	15,788	15,670	118	0.8

Gross profit	84,249	83,254	995	1.2
Operating expenses	38,090	35,104	2,986	8.5
Depreciation and amortization expense	5,211	4,950	261	5.3
Loss on dispositions of assets	602	302	300	99.3
Impairment of assets	—	149,905	(149,905)	(100.0)
Gain on diesel hedge	(581)	—	(581)	—
Cost of antitrust investigations and related litigation	4,075	11,927	(7,852)	(65.8)
Transaction costs related to merger agreement	—	949	(949)	(100.0)
Gain on property insurance settlement	—	(1,036)	1,036	(100.0)

Income (loss) from operations	36,852	(118,847)	155,699	131.0
Interest expense	(20,709)	(23,709)	3,000	12.7
Interest income	124	613	(489)	(79.8)
Gain on termination of merger agreement	—	17,000	17,000	(100.0)

Income (loss) before income taxes	16,267	(124,943)	141,210	113.0
Income tax (expense) benefit	(10,008)	14,300	(24,308)	(170.0)

Net income (loss)	$6,259	$(110,643)	$116,902	105.7

        Revenues:    Revenues decreased $13.8 million from the nine months ended September 30, 2008 to the nine months ended September 30, 2009. This decrease is primarily due to a decline in packaged ice volume sales related to the effect of various adverse economic trends on our customers and end users of our products and a decline in hurricane-related demand, partially offset by higher average sales prices.

        Cost of sales (excluding depreciation):    Cost of sales (excluding depreciation) decreased $14.9 million from the nine months ended September 30, 2008 to the nine months ended September 30, 2009. This decrease in cost of sales is primarily due to lower volume sales and declines in the prices of fuel and plastic bags related to lower market prices.

        Labor costs, including associated payroll taxes and benefit costs (including health insurance), accounted for approximately 24% and 23%% of revenues in the nine months ended September 30, 2009 and 2008, respectively. Cost of plastic bags represented approximately 6% and 7% of revenues in the nine months ending September 30, 2009 and 2008, respectively. Fuel expenses represented approximately 3% and 6% of revenues in the nine months ended September 30, 2009 and 2008, respectively. The ratio of plastic bag and fuel expenses to sales decreased as a result of declines in the market prices of energy. Expenses for independent third party distribution services were 6% of revenues in the nine months ended September 30, 2009 and 2008. Electricity expense represented approximately 5% and 6% of revenues in the nine months ended September 30, 2009 and 2008, respectively.

        Depreciation expense related to cost of sales:    Depreciation expense related to cost of sales increased $0.1 million as a result of new production and distribution equipment placed in service in 2009 and 2008, partially offset by dispositions and assets becoming fully depreciated.

        Operating expenses:    Operating expenses increased $3.0 million from the nine months ended September 30, 2008 to the nine months ended September 30, 2009. This increase is primarily due to a

$1.8 million increase in labor and benefits, a $1.4 million increase in professional services and a $0.3 million increase in accrued incentive compensation, partially offset by a $1.0 million decrease in non-cash stock-based compensation expense. Labor and benefits increased due to additional headcount at the senior management level and higher health insurance costs. Professional service expense increased primarily due to a change in independent registered public accounting firms in late 2008 and consulting fees related to our strategic review of our business.

        Impairment of assets:    Due to a significant decline in the value of our common stock during 2008, an evaluation of our goodwill and trade name was performed as of September 30, 2008. Based on a market value approach, an impairment of $149.7 million was recorded to reduce the carrying value of our goodwill to its fair value.

        During the three months ended September 30, 2008, we reviewed a parcel of real estate for impairment as a result of the pending sale of the property. As a result of this review, an impairment charge of $0.2 million was recorded during the three months ended September 30, 2008.

        Gain on diesel hedge:    A gain of $0.6 million was recognized during the nine months ended September 30, 2009 in connection with a derivative used to hedge the cost of diesel used in our delivery operations. The gain was composed of a $0.3 million non-cash change in the fair value of the derivative and $0.3 million of cash settlements as the floating amount received from the counterparty was greater than the fixed price we were obligated to pay.

        Costs of antitrust investigations and related litigation:    During the nine months ended September 30, 2009 and 2008, we incurred $4.1 million and $11.9 million, respectively, of legal fees and other expenses associated with the antitrust investigation being conducted by the Antitrust Division of the United States Department of Justice and the related litigation. Costs for the nine months ended September 30, 2009 are net of $0.6 million of cost reimbursements from our insurance carrier and $0.2 million of costs paid directly by our insurance carrier to certain service providers. We became aware of and began incurring expenses related to the investigation in March 2008.

        Transaction costs related to merger agreement:    On July 2, 2007, we announced that we had entered into an Agreement and Plan of Merger, dated as of July 2, 2007 (the "Merger Agreement"), by and among Reddy Holdings and certain affiliates of GSO Capital Partners LP ("GSO"). Our stockholders approved the transaction at a special stockholder meeting on October 12, 2007. We incurred $0.9 million of professional service expenses related to the proposed transaction and related stockholder litigation during the nine months ended September 30, 2008.

        Gain on property insurance settlement:    During the nine months ended September 30, 2008, a property insurance claim related to fire damage at one of our manufacturing facilities was settled, which resulted in a gain of $1.0 million.

        Interest expense, net:    Net interest expense decreased $2.5 million from the nine months ended September 30, 2008 to the nine months ended September 30, 2009. This decrease was primarily due to lower interest rates on the unhedged portion of our term loan, lower average outstanding balances under the revolving credit facility, and lower interest rates on the hedged portion of the term loan as a result of entering into a new interest rate hedge in February 2009, partially offset by scheduled increases in the interest expense associated with our 10 1/2% senior discount notes and decreases in interest income primarily related to the decline in market interest rates.

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

        Income tax benefit (expense):    The effective tax rate increased from 11.4% during the nine months ending September 30, 2008 to 61.5% during the nine months ended September 30, 2009 as a result of the effect of changes in the ratio of permanent differences and state taxes based on gross margin to projected annual pre-tax income (loss).

Liquidity and Capital Resources

        We intend to fund our ongoing capital and working capital requirements as well as debt service, including our internal growth and acquisitions, through a combination of cash flows from operations, borrowings under our credit facilities and operating leases.

        We generate cash from the sale of packaged ice through traditional delivery methods, by which we manufacture, package and store ice at a central facility and transport it to our customers' retail locations when needed, and through Ice Factories, which manufacture, package and store ice in our customers' retail locations. Our primary uses of cash are (a) cost of sales, (b) operating expenses, (c) debt service, (d) capital expenditures related to replacing and modernizing the capital equipment in our traditional ice plants and acquiring and installing additional Ice Factories, and (e) acquisitions. During 2008, we paid $27.7 million in cash dividends on our common stock; however, on September 15, 2008, we announced that we were suspending the payment of quarterly cash dividends indefinitely. We have been and may continue to be required to use substantial amounts of cash to pay expenses relating to the ongoing investigations by the Antitrust Division of the United States Department of Justice and various other government agencies and related civil litigation. See Part II, Item 1. Legal Proceedings. Historically, we have financed our capital and working capital requirements, including our acquisitions, through a combination of cash flows from operations, borrowings under our revolving credit facilities and operating leases.

        During the nine months ended September 30, 2009, capital expenditures totaled $20.7 million, which includes an offset of $6.0 million in cash inflows for the reimbursement of the cost of equipment placed under operating leases. Capital expenditures were higher than anticipated during the nine months ended September 30, 2009 due to changes in the timing of the planned closing of equipment operating leases and purchases of certain assets. As we have consolidated acquisitions into our existing infrastructure, we have identified non-core and excess assets which can be disposed of, such as real estate and machinery and equipment. From time to time, we also dispose of other assets which are no longer useful in our operations. As a result of dispositions of these non-core and excess assets, we realized proceeds of approximately $0.3 million during the nine months ended September 30, 2009. Our net capital expenditures during the nine months ended September 30, 2009 were $20.4 million.

        In 2008, we completed the acquisition of seven ice companies for a total cash purchase price of approximately $4.0 million, including direct acquisition costs of $0.1 million. We also purchased one manufacturing facility which had previously been leased for $0.4 million. We have not acquired any ice companies in 2009; however, we invested $1.1 million in the Series A Preferred Units of a privately held ice supply and service company during the three months ended September 30, 2009. We will continue to evaluate acquisition opportunities as they become available. In conjunction with these evaluations, we will consider our liquidity, availability under our credit facilities, mandatory principal repayments under our debt agreements and availability of other capital resources.

Cash Flows for the Nine Months Ended September 30, 2009 and 2008

        Net cash provided by operating activities was $28.3 million in the nine months ended September 30, 2009 versus net cash provided by operating activities of $43.6 million in the nine months ended September 30, 2008. The decrease in cash provided by operating activities of $15.3 million was primarily the result of a $17.0 million gain recognized in 2008 upon termination of the merger agreement, a $6.7 million increase in cash interest payments primarily due to the first scheduled cash interest payment on the senior discount notes on May 1, 2009 and a $3.0 million increase in operating expenses. These decreases in operating cash flows were partially offset by a $1.0 million increase in gross profit, net of depreciation, a $7.9 million decrease in the cost of the antitrust investigation and related litigation and a $4.2 million decrease in cash used by changes in working capital.

        Net cash used in investing activities was $21.4 million for the nine months ended September 30, 2009 and net cash provided by investing activities was $1.0 million in the nine months ended September 30, 2008. The increase in cash used in investing activities is primarily due to (i) the release of $17.2 million of restricted cash and cash equivalents in 2008 as a result of the utilization of the net proceeds from the sale of our bottled water and cold storage businesses sold in 2007 to fund current capital expenditures and acquisition, (ii) a $5.2 million increase in property and equipment additions (iii) a $1.5 million decrease in the proceeds from property insurance settlement, (iv) a $1.3 million decrease in proceeds from dispositions of property and equipment, and (v) a $1.1 million increase in the purchase of investments. The net proceeds from the sale of our bottled water and cold storage businesses in 2007 were $19.4 million. Our senior credit agreement required that the net proceeds from the sales be used either to repay term borrowings under the credit facility or to make acquisitions and/or capital expenditures within twelve months of the receipt of such proceeds. Until used, the proceeds were on deposit in a restricted account with the administrative agent under the senior credit facility. Partially offsetting these items was a decrease of $3.9 million in cash spent for acquisitions.

        Net cash used in financing activities was $28 million in the nine months ended September 30, 2008 as cash dividends paid to stockholders exceeded net borrowings under our revolving credit facility. Net cash used in financing activities was $0.03 million in the nine months ended September 30, 2009 as a result of the repurchase and retirement of common stock in connection with the payment of taxes by employees upon the vesting of restricted stock units.

Long-term Debt and Other Obligations

        Overview.    At September 30, 2009, we had $390.6 million of total debt outstanding as follows:

  •
  $150.5 million of Reddy Holdings' 10 1/2% senior discount notes due November 1, 2012;

  •
  $240.0 million of outstanding term loans under our credit facilities which mature on August 12, 2012; and

  •
  $0.1 million in other notes payable.

        Senior Discount Notes.    On October 27, 2004, Reddy Holdings issued $151.0 million in aggregate principal amount at maturity of 10 1/2% senior discount notes due 2012 in a private placement offering. Each senior discount note had an initial accreted value of $663.33 per $1,000 principal amount at maturity. The accreted value of each senior discount note increased from the date of issuance until November 1, 2008 at a rate of 10 1/2% per annum such that the accreted value equaled the stated principal amount on November 1, 2008. Thereafter, cash interest accrues and is payable semi-annually beginning May 1, 2009 at a rate of 10 1/2% per annum. The senior discount notes are unsecured obligations of Reddy Holdings and are:

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

        The consolidated coverage ratio under the indenture governing our senior discount notes is defined as the ratio of our Adjusted EBITDA for the most recent four fiscal quarters to our consolidated interest expense for such four quarter period. "Adjusted EBITDA" under the indenture governing our senior discount notes is defined as the sum of our consolidated net income plus our income tax expense, our interest expense, our depreciation and amortization expense, unrealized non-cash gains or losses or non-cash charges in respect of hedging obligations required to be taken under generally accepted accounting principles, unrealized foreign currency translation gains or losses and all other non-cash charges, except to the extent representing an accrual or reserve for a future cash expenditure. "Consolidated net income" under the indenture governing our senior discount notes is defined as net income of Reddy Holdings and its restricted subsidiary: plus or minus cash dividends received on investments or equity in net losses of persons other than the restricted subsidiary, respectively; provided that the following are not included in consolidated net income: (i) net income or loss of the subsidiary acquired in pooling of interests transactions for any period prior to the date of their acquisition, (ii) any net income of the subsidiary restricted in the payment of a dividend (other than certain permitted restrictions, including those under our credit facilities), (iii) gains or losses from non-ordinary course asset sales, (iv) extraordinary gains or losses, (v) the cumulative effect of changes in accounting principles, (vi) non-recurring fees and expenses and write offs of deferred financing costs related to the financing transactions in connection with the 2003 merger of Cube Acquisition Corp. and Packaged Ice, Inc. and, (vii) any fees, charges, costs or expenses relating to our initial public offering and the related transactions and paid in cash, to the extent deducted in the determination of consolidated net income. "Consolidated interest expense" under the indenture governing our senior discount notes is defined as total interest expense plus, to the extent not included in total interest expense, (i) interest expense attributable to capital leases, (ii) amortization of debt discount and issuance costs, (iii) capitalized interest, (iv) non-cash interest expense, (v) fees on letters of credit, (vi) net payments pursuant to hedging obligations, (vii) dividends accrued on certain disqualified stock (viii) interest incurred in connection with investments in discontinued operations, (ix) interest on guaranteed indebtedness and (x) cash contributions to employee stock ownership plans to the extent they are used to pay interest or fees on indebtedness incurred by such plans. We are generally required to calculate our consolidated coverage ratio on a pro forma basis to give effect to the incurrence and repayment of indebtedness as well as acquisitions and dispositions.

        The buildup amount equals 50% of our consolidated net income accrued during the period (treated as one accounting period) from July 1, 2003 to the end of the most recent fiscal quarter for which internal financial statements are available (or, if such consolidated net income is a deficit, minus

100% of such deficit), plus, the net cash proceeds of the issuance of capital stock, subject to certain exceptions, and any cash capital contribution received by us from our stockholders in each case after August 15, 2003 plus the amount by which our indebtedness is reduced on our balance sheet as a result of the conversion or exchange of such indebtedness for our capital stock, plus the net reduction in certain restricted investments made by us, less the amount of certain restricted payments we make from time to time, including, among other things, the payment of cash dividends. As of September 30, 2009, the buildup amount was negative, primarily as a result of the $149.7 million non-cash goodwill impairment charge recognized in the three months ended September 30, 2008. We are not currently permitted to pay dividends under this provision.

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

        At September 30, 2009, the Company had $49.3 million of availability under the revolving credit facility, which was net of outstanding standby letters of credit of $10.7 million. The standby letters of credit are used primarily to secure certain operating lease and insurance obligations. Lehman Commercial Paper, Inc. ("LCP") has a $10 million commitment under the revolving credit facility, all of which is unfunded. LCP filed for bankruptcy in October 2008. During the three months ended June 30, 2009, the Company made borrowings under the revolving credit facility. LCP failed to fund its commitments related to such borrowings and the Company does not believe LCP will fund borrowing requests made in the future. As a result, the amount available to the Company under the revolving credit facility has been effectively reduced by $10 million.

        Principal balances outstanding under the revolving credit facility bear interest per annum, at our option, at the sum of the base rate plus 0.75% or LIBOR plus 1.75%. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%. At September 30, 2009, the weighted average interest rate of borrowings outstanding under the credit facilities was 2.0%, excluding the effect of our interest rate hedge. Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the LIBOR loan exceeds 90 days. Reddy Corp. pays a quarterly fee on the average availability under the revolving credit facility based on an annual rate of 0.5% except as described below.

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

        Our credit facilities contain financial covenants, which include the maintenance of certain financial ratios, as defined in the credit facilities, and are collateralized by substantially all of Reddy Corp.'s assets. At September 30, 2009, Reddy Corp. was in compliance with these covenants. Reddy Holdings guarantees Reddy Corp.'s credit facilities and such guarantee is collateralized by a pledge of the capital stock of Reddy Corp.

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

        Reddy Corp. may also pay dividends to Reddy Holdings for certain other specified purposes, including the payment of cash dividends by Reddy Holdings to its stockholders and the payment of cash interest on our senior discount notes, in an amount not greater than our Cumulative Distributable Cash for the period (taken as one accounting period) from July 1, 2005 to the end of our most recently-ended fiscal quarter for which a covenant compliance certificate under our credit facilities has been delivered to the lenders. As of September 30, 2009, the amount of Cumulative Distributable Cash was $127.0 million. Such dividends may only be paid if Reddy Corp.'s leverage ratio for the most recently ended fiscal quarter is less than or equal to 3.75 to 1.0. In addition, the credit facilities preclude Reddy Corp. from declaring or paying such dividends if a default or event of default under the credit facilities has occurred and is continuing. In particular, it will be an event of default if Reddy Corp.'s leverage ratio exceeds 4.0 to 1.0 or Reddy Corp.'s interest coverage ratio is less than 3.25 to 1.0. If at the end of any fiscal quarter, Reddy Corp.'s leverage ratio is greater than 3.75 to 1.0, and therefore Reddy Corp. is not permitted to pay dividends, Reddy Corp. will be required by our credit facilities to apply 50% of Reddy Corp.'s Available Cash generated during each such quarter to make a mandatory prepayment of the loans under our credit facilities. If Reddy Corp. is not able to pay dividends to Reddy Holdings, Reddy Holdings may not be able to pay the interest due under our senior discount notes, which would cause a default under the indenture governing our senior discount notes. A default under our senior discount notes would also result in a default under our credit facilities.

        At September 30, 2009, Reddy Holdings had $4.5 million of cash on hand that was not subject to restrictions under our credit facilities.

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

        The following table presents Adjusted EBITDA for the twelve month period ended September 30, 2009 on a pro forma basis after giving effect to the adjustments permitted under the description of the definition of Adjusted EBITDA set forth above. Adjusted EBITDA is different from EBITDA that is derived solely from GAAP components. Adjusted EBITDA should not be construed as an alternative to net income (loss), cash flows from operations or net cash from operating or investing activities as defined by GAAP, and it is not necessarily indicative of cash available to fund our cash needs as determined in accordance with GAAP. In addition, not all companies use identical calculations, and this presentation may not be comparable to similarly titled measures of other companies. A reconciliation of net income to EBITDA and Adjusted EBITDA follows the table.

        The following table sets forth pro forma Adjusted EBITDA as calculated under our credit facilities and the financial ratio covenants contained in the credit facilities:

Twelve Months Ended September 30, 2009
(unaudited, in thousands)
Pro forma adjusted EBITDA	$65,872
Total leverage ratio	3.65 : 1.0
Interest coverage ratio	5.73 : 1.0

        The following table sets forth a reconciliation of net loss to EBITDA and Adjusted EBITDA:

Twelve Months Ended September 30, 2009
(In thousands)
Net loss	$(3,529)
Depreciation expense related to cost of sales	20,914
Depreciation and amortization expense	6,976
Interest expense	28,893
Interest income	(336)
Income tax benefit	2,906

EBITDA	55,824
Other non-cash items:
Stock-based compensation expense	606
Loss on dispositions of assets	2,169
Increase in fair value of derivative	(290)
Reddy Holdings items:
Cost of antitrust investigations and related litigation(a)	7,672
Insurance reimbursements and transaction costs related to merger agreement, net(a)	(114)

Adjusted EBITDA	65,867

Elimination of lease expense(b)	5

Pro forma adjusted EBITDA	$65,872

(a)
Represents the elimination of (i) the costs incurred in connection with the ongoing antitrust investigations and related litigation and (ii) the insurance reimbursements and transaction costs related to the GSO transaction and the related stockholder litigation. The costs related to the GSO merger agreement and the antitrust investigations and related civil litigation are excluded from the calculation of Adjusted EBITDA as these costs have been paid by Reddy Holdings. Reddy Holdings is currently paying these costs from the excess cash remaining from the initial public offering of its common stock in August 2005, the funds paid to Reddy Holdings by affiliates of GSO in February 2008 in connection with the termination of the merger agreement, and insurance proceeds related to the antitrust investigations and related litigation.

(b)
Represents the elimination of lease expense on a manufacturing facility purchased in the fourth quarter of 2008, as if the purchase had been consummated on the first day of the period presented.

  Financial Derivative Instruments

        Interest Rate Hedging Agreements.    Effective September 12, 2005, we entered into an interest rate hedging agreement (the "2005 Hedge") to lock the interest rate on a portion of our Term Loan. The 2005 Hedge had a term of three years and ten months and expired on July 12, 2009. The 2005 Hedge had an initial notional balance of $220 million. We paid a fixed rate of 4.431% on the notional balance outstanding and received an amount equal to 3-month LIBOR.

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

        Collateral Requirements and Counterparty Risk.    The Diesel Hedge and the 2009 Interest Rate Hedge require us to provide collateral in a minimum amount of $0.8 million. As of September 30, 2009, $1.2 million was held by the counterparty as collateral. The terms of the Credit Facilities limit the amount of cash collateral that we can provide to a maximum of $5.0 million. In the event the cash collateral requirements exceed this amount, we will be forced to unwind all or a portion of the hedges. As provided for in the Credit Facilities, the 2009 Interest Rate Hedge also shares in the collateral securing the Credit Facilities as the counterparty is also a lender under the Credit Facilities.

        We are exposed to risk of loss in the event of non-performance by the counterparties to the interest rate and diesel hedges. We do not anticipate non-performance by the counterparties; however, recent dislocations in the credit markets have resulted in greater uncertainty regarding counterparty performance.

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

        Our capital expenditures are used to maintain and expand our traditional ice and Ice Factory operations. In the normal course of our business, we dispose of obsolete, worn-out and unneeded assets and have historically applied those funds against capital expenditures. For the nine months ended September 30, 2009, our net capital expenditures totaled $20.4 million. We currently estimate that our capital expenditures for 2009 will be approximately $17 million to $19 million net of dispositions and operating leases.

        Based on our expected level of operations, we believe that cash flows from operations, together with available borrowings under our revolving credit facility, will be adequate to meet our future liquidity needs for at least the next twelve months. As of October 20, 2009, we had approximately $4.4 million of cash on hand at Reddy Holdings, approximately $46.7 million of cash at Reddy Corp. and approximately $39.3 million of availability under our revolving credit facility, which reflected outstanding standby letters of credit of $10.7 million and a $10 million reduction based on the expected continuing non-performance by LCP of its commitment under our revolving credit facility. We expect availability under our revolving credit facility to be no less than $33 million at all times during the remainder of 2009 and though the expiration of the facility on August 12, 2010. We are managing our cash position and capital requirements over the next 12 months to allow us to operate without the revolving credit facility after the expiration date. We currently project having sufficient cash on hand at the end of 2010 to allow us to safely operate throughout 2011, by which time we expect to refinance our indebtedness.

        As noted previously, we record the majority of our sales and any profits during the months of May through September and the majority of the cash generated from those operations is received in July through November and will be used to fund current capital expenditures and debt service and build up cash balances. We expect to be in compliance with our debt covenants over the next twelve months; however, in the event that we are in jeopardy of a dividend suspension period under Reddy Corp.'s credit facilities, or the margin of compliance with the leverage ratio financial covenant in Reddy Corp.'s credit facilities narrows, we could use a portion of our excess cash or revolving credit facility availability to pay down principal on the term loan to maintain compliance.

        Interest expense on our senior discount notes (see "—Senior Discount Notes"), became payable in cash on a semi-annual basis beginning May 1, 2009. The annual cash obligation for this interest is $15.8 million. Expenses in connection with the antitrust investigations and related civil litigation may require the use of cash on hand at Reddy Holdings or Reddy Corp. or borrowings under our revolving credit facility. As of October 20, 2009, our cash at Reddy Holdings, net of accrued expenses related the antitrust investigations and related civil litigation, was approximately $4.4 million. Based on the current status of the investigation and related civil litigation and projected expenses, we believe Reddy Holdings' cash balance will be sufficient to fund these expenses for the next twelve months; however, this expectation includes assumptions regarding matters beyond our control or knowledge. If Reddy Holdings were to require additional cash to fund its expenses related to the antitrust investigations, Reddy Corp. has the ability under the credit facility to transfer $1.0 million to Reddy Holdings in each of 2009 and 2010 and Reddy Holdings is permitted to raise at least $10 million in additional debt. We are also evaluating our insurance coverage with regards to the costs of the investigations and related civil litigation and are working to maximize any potential reimbursements. During the three months ended June 30, 2009, we received $0.6 million from our insurance carrier as reimbursement of certain legal expenses and the carrier agreed to directly pay additional legal expenses totaling $0.2 million through September 30, 2009. On July 1, 2009, we filed suit against the insurance carrier for the reimbursement of additional amounts. The suit was subsequently withdrawn and unsuccessfully mediated. We re-filed the suit on October 21, 2009. The amount of any additional potential reimbursement cannot be estimated at this time.

Recently Adopted Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued authoritative guidance on fair value measurements and disclosures. This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value estimates. In February 2008, the FASB revised the authoritative guidance on fair value measurements and disclosures to delay the effective date of the guidance for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. We elected to defer the adoption of this guidance for its nonfinancial assets and nonfinancial liabilities until January 1, 2009. Adoption of this guidance on January 1, 2009 had no impact on our results of operations and financial position and we have included the required disclosures (see Note 7 to the condensed consolidated financial statements).

        In December 2007, the FASB revised the authoritative guidance for business combinations, which establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. This guidance significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, under the new guidance, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This guidance was effective for fiscal years beginning on or after December 15, 2008 and requires the immediate expensing of acquisition related costs associated with acquisitions completed after December 31, 2008. Adoption of this guidance on January 1, 2009 had no impact on our results of operations and financial position.

        In March 2008, the FASB issued authoritative guidance on disclosures about derivative instruments and hedging activities. This guidance requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The guidance was effective for fiscal years and interim periods beginning after November 15, 2008. We adopted this guidance on January 1, 2009 and have included the required disclosures (see Note 6 to the condensed consolidated financial statements).

        In April 2008, the FASB issued authoritative guidance on the accounting requirements for goodwill and other intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance was effective for fiscal years beginning on or after December 15, 2008. The adoption of this guidance on January 1, 2009 did not impact our results of operations and financial position as this standard is required to be implemented prospectively; however, the guidance may impact us in future periods.

        In June 2008, the FASB issued authoritative guidance on the treatment of participating securities in the calculation of earnings per share ("EPS"). This guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method. This guidance was effective for fiscal years beginning on or after December 15, 2008. All prior period EPS data presented after adoption has been adjusted retrospectively to conform with this guidance. Adoption of this guidance on January 1, 2009 did not have a material impact on our results of operations and financial position.

        In January 2009, the FASB issued authoritative guidance on disclosure requirements for financial instruments. This guidance requires disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. This guidance was effective for interim periods ending after June 15, 2009, but early adoption was permitted for interim periods ending after March 15, 2009. We adopted this guidance in the three months ended June 30, 2009 and have included the required disclosures (see Note 5 to the condensed consolidated financial statements).

        In May 2009, the FASB issued authoritative guidance on subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and we adopted this guidance during the three months ended June 30, 2009. The adoption of the guidance did not have an impact on our consolidated results of operations or financial position. We have performed an evaluation of subsequent events through October 22, 2009, which is the date these financial statements were issued.

        In June 2009, the FASB issued the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (the "Codification"). The Codification became the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles ("GAAP"). The Codification did not change GAAP but reorganizes the literature. The Codification is effective for interim and annual periods ending after September 15, 2009, and we adopted the Codification during the three months ended September 30, 2009.

New Accounting Pronouncements

        None.

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

        Our results to date have not been significantly impacted by inflation, other than costs directly related to energy prices, such as fuel, plastic bags and electricity. If we experience high inflation in these costs in the future, or inflationary pressures have significant effects on other cost categories, we may not be able to pass on all of these higher costs to our customers in the short term. We do believe that we will be able to pass on higher costs to our customers over longer periods of time; however, there can be no assurance that we will be successful in such efforts.

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

        We are exposed to some market risk due to the floating interest rates under our senior credit facilities. Principal balances outstanding under the term loan and the revolving credit facility bear interest, at our option, at the London Inter-Bank Offered Rate ("LIBOR") plus 1.75% or the prime rate (as announced from time to time by the administrative agent) plus 0.75%. Effective February 17, 2009, we entered into interest rate hedging agreements to lock the interest rate on a portion of the term loan outstanding under the senior credit facility. See "Liquidity and Capital Resources—Interest Rate Hedging Agreements".

        As of September 30, 2009, our credit facilities had an outstanding principal balance of $240.0 million at a weighted average interest rate of 2.0% per annum. At September 30, 2009, the 1-month LIBOR rate was 0.3%. Including the effect of the interest rate hedges, the weighted average interest rate of balances outstanding under the credit facilities was 2.8%. If LIBOR were to increase by 1% from that level, the annual increase in interest expense, given our principal balances at September 30, 2009 and the effect of the interest rate hedges, would be approximately $0.3 million.

        We are exposed to risk of loss in the event of non-performance by the counterparty to our hedging arrangements. We do not anticipate non-performance by the counterparty; however, recent dislocations in the credit markets have resulted in greater uncertainty regarding counterparty performance.

Item 4.    Controls and Procedures

        Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in

Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009 to ensure that information relating to us and our consolidated subsidiary required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure. It should be noted; however, that the design of any system of controls is limited in its ability to detect errors, and our system of controls has been designed to provide only reasonable assurance of achieving the desired control objectives. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. There has been no change in our internal control over financial reporting during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

Antitrust Matters

        In March 2008, we and certain of our employees, including members of its management, received subpoenas issued by a federal grand jury in the Eastern District of Michigan seeking documents and information in connection with an investigation by the Antitrust Division of the United States Department of Justice ("DOJ") into possible antitrust violations in the packaged ice industry. In addition, on March 5, 2008, federal officials executed a search warrant at the our corporate office in Dallas, Texas. On August 28, 2008, we received a second subpoena for documents from the federal grand jury sitting in the Eastern District of Michigan. The DOJ has also issued subpoenas to our employees to appear in person before the federal grand jury in the Eastern District of Michigan. The search warrant and subpoenas that we and our employees received are part of a broader industry inquiry by the Antitrust Division of the DOJ. The Home City Ice Company and three former employees of Arctic Glacier International, Inc. have entered guilty pleas regarding a conspiracy to allocate customers and territories in southeastern Michigan and the Detroit, Michigan, metropolitan area, and Arctic Glacier has reached an agreement with the DOJ to enter a guilty plea regarding a conspiracy to allocate customers and territories in southeastern Michigan and the Detroit, Michigan metropolitan area.

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

        We are cooperating with the authorities in these investigations. It has substantially completed its production of documents to the Antitrust Division of the DOJ and to the states. We have substantially completed providing information and documents requested by the Civil Fraud Division of the DOJ. We have also made employees available for interviews by the Antitrust Division of the DOJ. We expect to continue to make available documents and other information in response to the investigating agencies' subpoenas, requests and civil investigative demands. At this time, we are unable to predict the outcome of these investigations, the possible loss or possible range of loss, if any, associated with the resolution of these investigations or any potential effect they may have on us, our employees or operations.

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

        Following the announcement that the Antitrust Division of the DOJ had instituted an investigation of the packaged ice industry, a number of lawsuits, including putative class action lawsuits, were filed in various federal courts in multiple jurisdictions alleging violations of federal and state antitrust laws and related claims and seeking damages and injunctive relief. Pursuant to an Order from the Judicial Panel on Multidistrict Litigation, the civil actions pending in federal courts have been transferred and consolidated for pretrial proceedings in the United States District Court for the Eastern District of Michigan. On June 1, 2009, the Court appointed interim lead and liaison counsel for the putative direct and indirect purchaser classes. On July 17, 2009 the Court entered a case management order requiring the lead plaintiffs for each class to file a consolidated amended complaint within 60 days of the order, and providing 45 days for the defendants to respond to the direct purchaser consolidated amended complaint and 60 days for the defendants to respond to the indirect purchaser consolidated amended complaint. On September 15, 2009, the lead plaintiffs for each of the putative direct and indirect purchaser classes filed consolidated amended complaints.

        In addition to the putative class action lawsuits filed in federal court, a putative class action lawsuit was filed in Kansas state court alleging violations of state antitrust laws and related claims and seeking damages and injunctive relief. Defendants filed motions to dismiss and those motions to dismiss were granted on February 26, 2009.

        One direct action lawsuit has been filed against us in the United States District Court for the Eastern District of Michigan asserting claims based on alleged violations of federal and state antitrust laws, RICO and tortious interference and seeking damages, civil penalties and injunctive relief. The defendants filed motions to dismiss that case. On May 29, 2009 the Court dismissed all claims against us in that lawsuit. On June 29, 2009, the plaintiff filed a motion for reconsideration, and on July 17, 2009 the Court reversed in part its May 29, 2009 order, reinstating only the RICO claim against us. The dismissal of the remaining claims was not affected. On August 10, 2009, we filed an answer to the reinstated claim.

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

Stockholder Litigation

        Beginning on August 8, 2008, purported class action complaints have been filed in the United States District Court for the Eastern District of Michigan asserting claims under the federal securities laws against us and certain of our current or former senior officers. The complaints, which are substantially similar, allege that the defendants misrepresented and failed to disclose the existence of, and our alleged participation in, an alleged antitrust conspiracy in the packaged ice industry. The complaints purport to assert claims on behalf of various alleged classes of purchasers of our common stock. Two motions for consolidation of the three actions and for appointment of lead plaintiff and lead plaintiff's counsel were filed on October 7, 2008. Thereafter, one of the two proposed lead plaintiffs withdrew his motion. On July 17, 2009, the Court consolidated the actions and appointed a lead plaintiff and interim lead plaintiff's counsel. Pursuant to a revised scheduling order filed on October 14, 2009, the lead plaintiff is required to file a consolidated amended complaint on or before November 2, 2009. The Company is required to file a response to that consolidated amended complaint on or before December 17, 2009.

        Two stockholder derivative actions have been filed on our behalf in state district court in Dallas County, Texas, naming as defendants, among others, the members of our board of directors and certain current and former officers. Those cases have been consolidated in the 68th Judicial District Court of Dallas County, Texas. The petitions assert claims for breach of fiduciary duty, unjust enrichment, insider selling, abuse of control, and gross mismanagement and seek damages, equitable relief, attorney fees and costs. The consolidated case is currently administratively closed, with the parties required to submit monthly joint status letters regarding the stockholder actions pending in the Eastern District of Michigan. Status conferences were held on August 13, 2009 and October 5, 2009, and another status conference is currently scheduled for February 1, 2010.

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

        See Index to Exhibits on page 49.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDY ICE HOLDINGS, INC.
Date: October 22, 2009	By:	/s/ GILBERT M. CASSAGNE
Gilbert M. Cassagne
Chief Executive Officer
Date: October 22, 2009	By:	/s/ STEVEN J. JANUSEK
Steven J. Janusek
Chief Financial and Accounting Officer

 INDEX TO EXHIBITS

Exhibit No.		Description
31.1	†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	Section 1350 Certification of Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	†	Section 1350 Certification of Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Filed herewith.

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
REDDY ICE HOLDINGS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
REDDY ICE HOLDINGS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
REDDY ICE HOLDINGS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
REDDY ICE HOLDINGS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
REDDY ICE HOLDINGS, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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