Form 10-K
period 2009-12-31
REDDY ICE HOLDINGS INC
filed 2010-02-19
CIK 1268984

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐ * Registrant is not subject to the requirements of Rule 405 of Regulation S-T at this time.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of common stock held by non-affiliates as of June 30, 2009 was approximately $36.9 million, using the closing price per share of $1.65, as reported on the New York Stock Exchange as of such date.

         The number of shares of registrant's common stock outstanding as of February 10, 2010 was 22,752,546.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates certain information by reference to the Proxy Statement for the
2010 Annual Meeting of Stockholders

REDDY ICE HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

i

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

ii

PART I

ITEM 1.    Business

BUSINESS

Overview

        We are the largest manufacturer and distributor of packaged ice in the United States. We serve a variety of customers in 33 states and the District of Columbia under the Reddy Ice® brand name. Our principal product is ice packaged in 6 to 50 pound bags, which we sell to a highly diversified customer base, including supermarkets, mass merchants and convenience stores. For the year ended December 31, 2009, we sold approximately 1.6 million tons of ice. Our products are primarily sold throughout the southern United States (the "Sun Belt"), one of the most attractive regions in the country for packaged ice sales due to warm weather, extended peak selling seasons and historically favorable population growth patterns. No other manufacturer and distributor of packaged ice in the United States has the geographic presence, infrastructure or capacity necessary to meet the multi-state demands of customers in our markets. Our business is characterized by attractive margins and modest annual maintenance capital expenditure requirements, which generate strong free cash flow. For the year ended December 31, 2009, we had revenues of $312.3 million.

        We market our ice products to satisfy a broad range of customers, primarily under the Reddy Ice brand name. We produce ice in cube, half-moon, cylindrical and crushed forms (collectively referred to as "cubed ice") as well as block forms. Our primary ice product is cubed ice packaged in ten pound bags, which we sell principally to convenience stores and supermarkets. We also sell cubed ice in assorted bag sizes ranging from 6 to 50 pounds to restaurants, bars, sporting and other special events, airlines, vendors, caterers, and public and private disaster relief organizations and block ice in 10, 25 and 300 pound sizes to commercial, agricultural and industrial users. The majority of our sales are direct to supermarket chains, convenience stores, mass merchants and other commercial customers. In addition, a portion of our products is sold through distributors who deliver ice to our customers on our behalf and who resell ice to their own customers. We also contract with ice manufacturers outside our geographic footprint to produce and deliver ice to our customers on our behalf.

        We have built a strong customer base by providing a high level of service and quality at competitive prices utilizing our extensive network of ice manufacturing plants, distribution centers and our proprietary in-store bagging equipment ("ISB"), which we call The Ice Factory®. Our Ice Factory machines are located in high volume locations and produce, package and store ice through an automated, self-contained process that significantly reduces our distribution and delivery costs. We have a diverse customer base and long-standing relationships with our customers across all major retail channels as evidenced by our high retention rates with prominent supermarkets, mass merchants and convenience stores such as Albertson's, Circle-K, ExxonMobil, Food Lion, Kroger, Safeway, 7-Eleven and Wal-Mart. In addition, we are focused on expanding our non-retail sales channels, including sales to construction, airline, sporting and other special events and agricultural customers. Our largest customer, Wal-Mart and Sam's Club on a combined basis, accounted for approximately 14% and 12% of our revenue in 2009 and 2008, respectively. Most of our major customers, including all of our top twenty retail ice customers in terms of revenues, have purchased ice from us and our predecessor companies for over a decade. Within our markets, we supply substantially all of the packaged ice to most of our top twenty retail ice customers. The percentages both of our total revenues derived from and also our volume sold to national and regional convenience and grocery store chains have grown over the last several years as each of these retail channels has consolidated. We have benefited from supplying these national and regional retailers as many of these customers have grown at rates in excess of industry averages.

        At February 10, 2010, we owned or operated 56 ice manufacturing facilities, 73 distribution centers and approximately 3,500 ISB machines. As of the same date, we had an aggregate daily ice manufacturing capacity of approximately 18,000 tons.

Industry Overview

        We estimate that the annual wholesale market demand for packaged ice in the United States and Canada, including packaged ice resold through retail channels and packaged ice utilized in non-retail applications, is approximately $2.3 billion. This market is serviced by manufacturers such as ourselves, ice vendors and in-house production, primarily by small retail operations and, to a lesser extent, by large retailers. The packaged ice industry is highly fragmented and includes us, one other multi-regional operator, one multi-state operator and numerous local and regional companies of varying size and resources, with most ice manufacturers having annual revenues of less than $2 million.

        Traditional ice manufacturers produce and distribute packaged ice from a centrally located facility through direct store delivery ("DSD"). As a result of high transportation costs, producers are typically limited to servicing customers within approximately 100 miles from the point of production, subject to fuel costs, route density and other factors. Packaged ice suppliers compete based primarily on service, quality and price, with success dependent upon prompt and reliable delivery during peak seasonal months, an efficient manufacturing and distribution system, high-density customer distribution routes within a region and high customer concentration in a market area. Each customer location typically carries one brand of ice provided by a single supplier.

        In addition to traditional manufacturing and distribution, the packaged ice market is served by a range of on-premises manufacturing solutions, including The Ice Factory, our automated ISB system, ice vending machines and manufacturing and bagging operations within a store location. We expect technological innovation in on-premises manufacturing solutions to continue and believe technologically sophisticated solutions will continue to play a larger role within the packaged ice industry.

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

Business Strategy

        Our vision is to be the "Total Ice Solution" for our customers. The key components of our strategy for achieving this goal are as follows:

        Achieve Operational Efficiencies.    Plant operations and distribution represent the largest portion of our annual expenses. We have recently initiated a thorough review of our manufacturing processes and are currently reducing our operating costs by deploying best practices throughout our manufacturing operations and making targeted expenditures for improving plant efficiency, including investments in automation technologies. In addition, we have identified opportunities for continued facility consolidations. In the last eight years, we have consolidated our ice manufacturing and distribution facilities, reducing the total number of facilities (including all acquired facilities) from 153 at December 31, 2001 to 129 at December 31, 2009. Despite this reduction in the number of manufacturing plants, we have increased our overall capacity by redeploying equipment from closed facilities and investing in new equipment. As we introduce additional automation technologies in our production facilities, the output of those facilities increases, which provides additional opportunities for plant network optimization and facility rationalization.

        We believe our distribution and logistics operations also offer significant opportunities for operational improvement. We have developed operational protocols and programs to reduce the cost of operating our distribution fleet. In addition, we have made, and will continue to make, investments in labor- and time-saving equipment and technologies for distribution route optimization. For example, in recent years, we have deployed handheld technology devices for streamlined routing, invoicing and other functionality throughout our distribution fleet. Developments in handheld device technology and functionality now offer additional opportunities for efficiency improvements.

        We are also pursuing opportunities to reduce costs through further centralization of certain administrative functions currently carried out in our facilities and the implementation of technology based administrative process improvements and improved staffing utilization. Extensive work is being done to re-engineer processes to identify and eliminate non-value-added activity and enhance efficiencies and productivity. These efficiencies are intended to improve working capital, standardize processes, streamline customer account management, facilitate scalability of the customer service function and enhance overall communications with employees, customers and vendors.

        We expect to realize at least $8 million in cost savings in 2010 as a result of our operational efficiency initiatives.

        Grow DSD.    We intend to achieve growth in our DSD business by addressing non-retail market opportunities, distributing through new retail channels and enhancing our distribution relationships with existing customers. We believe non-retail users of packaged ice, including agricultural, industrial, construction, airline and catering customers, represent a significant opportunity for revenue growth as our market share among these customers is low. We believe that our range of distribution and service options will allow us to effectively serve the diverse needs of these and other non-retail customers. We also believe there are opportunities for growth in retail channels, including the dollar store channel, which have not historically sold packaged ice. We are able to customize our product offerings and distribution methods to align with the needs of end-users who shop at these retailers. We also believe there are opportunities for continued growth with our existing customers. We intend to capitalize on our long-standing customer relationships by growing with our large national and regional customers as they seek to increase their market share and consolidate the retail segments in which they operate. As the primary supplier in our regions to most of these customers, we are well positioned to share in our customers' growth. In addition there is an opportunity to capture incremental volume as these customers continue to reduce their supplier base in order to achieve efficiencies across the supply chain. We have also developed protocols to provide our customers with substantial quantities of emergency or backup ice in response to unexpected or unusual events, including natural disasters. Our proven ability to respond in extreme circumstances is critically important to our customers and strengthens our relationships with our customers and the populations they serve.

        Expand ISB and On-Premise Supply.    We are the leader in deployed ISB technology with an installed base of approximately 3,500 ISBs. We believe our proven ability to rapidly deploy substantial numbers of ISBs nationally is a key differentiator between our product and service offerings and our competitors. We will continue to use ISB technology as a means to efficiently service our customers' high-volume locations, reduce our cost to produce and deliver ice to certain locations, service customer locations we cannot economically service through our DSD business, and respond to customer and societal demands for enhanced environmental sustainability in our business. We are pursuing improvements to our existing ISB technology to reduce ISB manufacturing costs, improve ISB production capabilities and expand our ISB service offerings to include ice vending and other retail capabilities.

        Expand Ice Machine Leasing.    We have historically had a limited presence in the ice machine leasing market and have recently made an equity investment in an innovative entrant in this market. In connection with our vision to be the "Total Ice Solution" for our customers, we intend to expand our capability to lease commercial ice-makers to our customers and to reach new customers, such as restaurants, bars and hotels, which have not traditionally been served by the packaged ice industry. In total, we estimate ice machine leasing is a $1.0 billion market. Leased ice-makers are frequently used by our retailer customers in support of their food merchandising operations. For example, in a supermarket, a leased ice-maker in the back of the store provides the ice used in the seafood department and is entirely separate from the packaged-ice retailing equipment located at the front of the store. By drawing on our expertise in the purchase, installation, maintenance and backup of ice-making equipment, we believe we can provide a value-added service to our customers both at the front end and back end of their store operations.

        Growth Through Acquisitions.    Acquisitions are an integral component of our strategy for achieving our vision of being the "Total Ice Solution." We believe there are opportunities for growth through the disciplined pursuit of acquisitions in support of each of the strategies described above. In particular, the packaged ice industry continues to be highly fragmented. We will continue to evaluate and pursue strategic acquisitions, including acquisitions of packaged ice manufacturers in existing or adjacent geographic markets that enhance the density of our distribution routes, provide capacity rationalization opportunities, increase our market penetration in existing markets or expand our presence in contiguous markets. In the last seven years, we acquired 53 businesses for purchase prices aggregating approximately $130 million, including direct acquisition costs, and purchased leased manufacturing facilities for an aggregate purchase price of $13.7 million. In each of these acquisitions, we were successful in completing the integration of the acquired business with our operations, financial and management systems and customer service departments within a 12-month period after the acquisition was consummated.

Ice Products

        Our ice operations consist of the traditional manufacture and delivery of ice from a central point of production to the point of sale as well as sales from our ISB machines. In 2009, traditional ice manufacturing and ISB revenues accounted for approximately 90% and 10% of our revenues, respectively.

        We market our ice products to satisfy a broad range of customers, primarily under the Reddy Ice® brand name. We produce our ice in cube, half-moon, cylindrical and crushed forms and also produce ice in block form. Our primary ice product is cubed ice packaged in ten pound bags, which we sell principally to mass merchants, convenience stores and supermarkets. We also sell significant amounts of small (seven pound) and medium (16 to 20 pound) bags of cubed ice and ten-pound block bags to the same mass merchants, convenience stores and supermarkets. We sell cubed ice in assorted bag sizes ranging from 16 to 50 pounds to restaurants, bars, sporting and other special event venues, airlines, vendors, caterers, and public and private disaster relief organizations. In addition, we sell block ice in 10, 25 and 300 pound sizes to commercial, agricultural and industrial customers. From time-to-time, we continue to evaluate opportunities to broaden our product and service offerings through the introduction of new sizes of bagged cubed ice as well as new ice products.

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

        We manufacture ice in two ways: the vertical plate method and the vertical tube method. In both methods, water is circulated over cold vertical surfaces where the flowing water freezes into ice. The process of freezing the water while in motion acts as a final purification process by extracting minerals and other dissolved solids still present in the water following the filtration process. When the ice builds to the proper thickness it is detached from the plates or tubes by heating the freezing surfaces. In the vertical plate method, the sheet of ice falls onto a motor driven cutter which chops the ice into smaller sizes and empties into a collection bin. In the vertical tube method, as the tube of ice falls into the collection bin, it is cut into small cubes by a rotating cutter. From the collection bin, the ice is transferred to a central refrigerated holding bin where the ice is mechanically raked and dried.

        From the central refrigerated holding bin, the ice is then mechanically screened to remove any small pieces and to separate the ice according to size. The ice is then transferred to packaging machines, where the ice is measured and packaged into a variety of bag sizes. The product is then palletized and stored in our cold storage vaults before being delivered to customer locations.

        For the majority of our manufacturing facilities, we use ammonia as the refrigerant in the ice makers and storage vaults. Ammonia is a common refrigerant used for most industrial refrigeration systems.

        Our ISB system manufactured ice is produced primarily by standard commercial ice makers using the vertical plate method. Water is circulated over cold vertical surfaces where the flowing water freezes into ice. The process of freezing the water while in motion acts as a final purification process by extracting minerals and other dissolved solids still present in the water following the filtration process. When the ice builds to the proper cube thickness it is detached from the plates or tubes by heating the freezing surfaces. The ice maker empties into a collection bin. From the collection bin, the ice is transferred automatically to the bag via an auger located in the holding bin. After achieving its required weight, the bag of ice is heat-sealed and dropped into the storage box for merchandising and sale.

Distribution

        Due to high product transportation and shipping costs, the ice business has historically been a local-service business in which manufacturers produce and package ice at centrally-located facilities and distribute to a limited-market radius of approximately 100 miles. Due to these geographic constraints and the limited amount of product differentiation in the packaged ice industry, we focus on maintaining an efficient service, distribution and pricing system in each of our markets. We deliver ice through both traditional distribution methods and the ISB systems. We believe that this unique combination of distribution service offerings enables us to better serve our customers.

        Traditional Distribution.    We produce and bag ice at centrally-located manufacturing facilities and subsequently sell the product with several delivery alternatives. These delivery alternatives include: (1) delivering packaged ice directly to the customers' retail locations and then refilling our on-site merchandisers (known as direct store delivery or DSD), (2) delivering pallet quantities to retail locations where our customers' employees refill our merchandisers and (3) warehouse shipments of ice from our facilities to the facilities of our customers who then choose to deliver ice to their retail locations through their own distribution network. Our products are delivered through our own distribution operation as well as by third-party distributors who transport and deliver the product to our customers. These distributors also purchase ice from us for resale to their own customers. To store ice inventory, we own or rent appropriate freezer space. We own, lease, or rent up to 1,500 vehicles during the summer, our peak selling season. Additionally, ice is distributed to our customers' locations that are outside of our distribution area by co-packers who produce and deliver their ice to our customers.

        We currently serve most customers through traditional distribution methods by filling tens of thousands of company-owned ice merchandisers installed at our customers' locations. Our size and scale allow for an efficient production and distribution network by focusing on areas with the appropriate customer density, providing superior production capacity and through the use of large dedicated distribution centers. Servicing areas with high customer density improves routing efficiencies and reduces transportation costs. This is critical, since distribution accounts for a large percentage of our overall costs. In addition, our production capacity in adjacent geographic markets has allowed us to avoid "out of ice" situations and related lost sales during peak periods.

        Ice Factory Systems.    The Ice Factory is our proprietary self-contained automated in-store bagging system placed at the customer's location that manufactures, bags and stores packaged ice. Each unit is built to our specifications and includes ice makers, a merchandiser and a bagging machine. The unit is capable of producing and packaging approximately one to two tons of ice per day, depending on the configuration of the unit. ISB machines are most frequently used in high volume customer locations such as mass merchants and supermarkets. The ISB systems, when combined with traditional delivery methods, provide our customers with the flexibility to meet their specific supply requirements in a cost-efficient manner. Transportation costs, the most significant cost of traditional ice delivery, are significantly reduced by on-site production. As a result of these cost savings, we believe that ISB systems provide us with operating efficiencies in high volume locations compared to traditional ice delivery.

        We believe that providing frequent, regular and reliable service and support to our customers is one of the most important elements in operating our Ice Factory network. Our National Service Center serves as the hub for all equipment, technical support, parts distribution, and data connection relating to the performance of the service network. Recent innovations will lead to web-based interface with each of the on-site Ice Factory systems. This will allow the National Service Center to serve as the core for all maintenance, repair, and sales logistics. Service calls related to ISB machines located outside of our market area are dispatched to co-packers, who service our ISB machines on our behalf.

        ISB locations are selected only after a thorough review and analysis of historical ice sales and the local competitive environment. Our ISB systems located outside of our primary territories are maintained under service agreements with other ice suppliers.

Customers

        We market our ice products to a broad range of customers, including supermarket chains, mass merchants, convenience stores, wholesale ice and food distributors, commercial and industrial users, bars and restaurants, sporting and other special event venues, agricultural buyers and competitive producers and self-suppliers who experience supply shortages. The primary purchasers of our traditional ice products and users of our ISB systems are retailers with no internal ice production capacity. We believe that our high level of service, quality products and competitive prices result in customer retention.

        In 2009, we significantly expanded our presence within the dollar store channel through a major effort with the industry leader. The dollar store channel is the fastest growing retail segment in the United States today as it expands its product offering and store counts to attract more consumers. This initiative continues in 2010 with other major players in this important segment.

        We also specialize in providing ice in times of disaster as packaged ice can play an important role in relief and recovery efforts. We operate a dedicated Emergency Management solution to provide federal, state and local relief agencies, as well as our own customers in the affected areas, with safe, clean, food grade quality ice in times of need. With our centralized systems, we can bring to bear the full impact of our network of 129 manufacturing and distribution facilities to respond to any catastrophe.

        While we have a diversified customer base, our largest customer, Wal-Mart and Sam's Club on a combined basis, accounted for approximately 14% and 12% of our revenues in 2009 and 2008, respectively. Our other largest accounts include the supermarket chains Food Lion, HEB, Publix, Kroger, Safeway and Albertson's. Our largest national accounts also include the national convenience and petroleum store chains Circle K, 7-Eleven and ExxonMobil and the regional convenience and petroleum store chains Valero/Diamond Shamrock, The Pantry and RaceTrac. In 2009, our sales, measured in terms of tons, were allocated to our retail channels as follows: 46% to supermarket and mass merchant chains, 27% to convenience and petroleum store chains, 13% to distributors and 14% to other channels. Due to consolidation within those retail channels, the percentage of our total volume measured in terms of tons sold to national and regional chains has grown over the past decade.

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

        Typically, our customer relationships are long term and turnover of major customers is infrequent. As a result, a significant portion of our corporate sales and marketing efforts are focused on maintaining and expanding these existing relationships. We also regularly explore and develop new customer relationships. To do so, we have created a National Accounts Sales team to seek out opportunities to service our current large chain customers, as well develop opportunities in the non-retail commercial and industrial segments. Our Field Sales team has been expanded to do the same at the local level with more regional and independent business operators.

Competition

        The traditional packaged ice industry is highly competitive and highly fragmented. In the United States, the traditional packaged ice industry includes us, one other multi-regional operator, one multi-state operator and hundreds of local operators. Although our largest competitors generally do not serve customers in our primary markets, we have placed ISB systems in certain of the primary markets of our largest competitors and we compete with numerous smaller local and regional companies of varying sizes and competitive resources in our primary markets. Most ice manufacturers have annual revenues of less than $2 million. In addition to the competition we face from traditional ice manufacturers, numerous convenience and grocery retailers operate commercial ice plants for internal use or manufacture and bag ice at their store locations. Our ice products generally do not face competition within a particular store as almost all of our customers rely on a single supplier of packaged ice at each point of sale. From time to time, new competitors emerge to compete with us in various areas, including the technology and distribution methods included in our ISB systems. More recently, competitors focused on selling and operating free-standing ice vending machines have appeared more prominently in the marketplace. These new competitors provide certain convenience and cost benefits relative to the traditional distribution model, however we believe that these new competitors, on their own, lack the full range of flexibility, service and support we can offer. We closely monitor industry developments and trends and the impact of competitors on our business.

        Competition in the packaged ice industry is based primarily on service, quality and price. To compete successfully, an ice manufacturer must be able to offer significant supply and distribution capacity on a seasonal basis while maintaining cost efficiency. We are the largest company in the packaged ice industry, serving customers in 33 states and the District of Columbia. Our large geographic footprint, manufacturing capacity and distribution infrastructure, including traditional ice delivery, warehouse delivery and ISB technology, give us the ability to service large retailers across multiple states and regions in a variety of ways. Because of these attributes, we are positioned to benefit from continued consolidation within our customer base and from increased reliance by national and regional customers on suppliers that serve multiple markets.

        We have been providing ice products and delivery services to many of our large customers for more than a decade. Our customers depend on our consistent ability to ensure prompt and reliable delivery, particularly during peak seasonal months and during relief efforts immediately following major natural disasters due to our ability to produce and ship ice from unaffected areas into disaster recovery areas. The strength of our customer relationships is further reinforced by the fact that most of our customers rely on us for substantially all of the packaged ice at each point of sale. We believe that the strength of our customer relationships provides us with a significant competitive advantage over other suppliers in our markets.

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

        Since the beginning of the fourth quarter of 2003, we have completed a total of 53 acquisitions. Information regarding our acquisitions during this period is set forth in the table below.

Year	Acquisitions Completed	Aggregate Purchase Price (including direct acquisition costs)
2003	2	$67.4 million
2004	11	16.9 million
2005	2	0.9 million
2006	10	12.9 million
2007	20	26.8 million
2008	7	4.0 million
2009	1	1.1 million

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

        In recent years, as part of our efforts to strategically deploy our assets, we have periodically evaluated and disposed of excess and non-core assets, including real estate and equipment. In 2009, 2008 and 2007, we realized $0.6 million, $2.0 million and $1.2 million, respectively, in proceeds from non-core assets disposed of, primarily through the sale of real estate. In 2009, 2008 and 2007, we recorded losses on the dispositions of assets in the amount of $2.3 million, $1.9 million and $1.7 million, respectively. In 2008 and 2007, impairments of $0.2 million and $1.4 million, respectively, were recorded on four pieces of real estate. These amounts exclude the disposition of our bottled water and cold storage operations in 2007 and impairments associated with these operations.

Employees and Labor Relations

        At February 10, 2010, we directly employed approximately 1,500 company employees and retained approximately 600 additional employees through temporary employment agencies. Each year, during the second and third calendar quarters, our labor force increases to approximately 2,700 total employees due to seasonal increases in ice demand and during the first and fourth calendar quarters our labor force decreases to approximately 2,000 total employees due to seasonal decreases in ice demand. We direct and control the hiring process for substantially all of these seasonal employees, while using temporary employment agencies for payroll administration and risk management of workers' compensation insurance. We generally have not experienced any difficulty in meeting these seasonal employment needs. Labor costs, including the associated payroll taxes and benefit expenses, is our most significant expense item and were approximately 34% of our revenues for the year ended December 31, 2009. As of February 10, 2010, no employees were represented by a union or subject to a collective bargaining agreement. We have never experienced a work stoppage due to labor difficulties and we believe our relationship with our employees is good.

Raw Materials and Suppliers

        We have not experienced any material supply problems in the past with respect to our business.

        We use large quantities of plastic bags. The cost of bags was approximately 6% of our revenues in 2009. Historically, market prices for plastic bags have fluctuated in response to a number of factors, including changes in polyethylene prices, which are generally linked to natural gas and oil prices. The cost of plastic bags has been particularly volatile since 2005. Significant increases in the cost of plastic bags could have a material adverse effect on our business as we may not be able to pass this expense through to our customers.

        In order to provide cost benefits as compared to our historical relationships, we entered into a five year supply contract with a supplier to provide the majority of our bag needs beginning March 1, 2008. The contract requires a minimum purchase of 250 million bags per year. We did not meet the 250 million minimum bag purchase commitment during 2009; however, the supplier waived the 2009 purchase commitment. We anticipate being in compliance with the 250 million minimum bag purchase commitment in 2010 and future periods. There are numerous plastic bag manufacturers throughout the United States with the capability of providing for our plastic bag needs.

        Electricity is a significant component of our manufacturing costs. The cost of electricity was approximately 5% of our revenues in 2009. Since 2002, our plants have been operating in both regulated and deregulated electricity markets. A significant number of our manufacturing facilities operate in regulated electricity markets and pay rates based on standard schedules for similar industrial facilities. With the assistance of an outside consultant and through our own internal resources, we regularly monitor and review rate schedules, usage and other statistical data to ensure proper billing and identify additional cost control opportunities that may be available in these regulated markets. In deregulated electricity markets, we regularly evaluate market conditions and competing suppliers to obtain the best pricing available. Significant increases in electricity rates in both the regulated and deregulated markets in which we operate could have a material adverse effect on our results of operations as we may not be able to pass this expense through to our customers.

        We also use large quantities of fuel in our distribution process. Numerous vendors throughout the United States provide the fuel for our vehicles. Fuel expenses in 2009 were approximately 3% of revenues. Market prices for fuel have fluctuated widely over the last several years. Significant increases in fuel prices could have a material adverse effect on our business as we may not be able to pass this expense through to our customers. During 2008, increases in the price of fuel resulted in approximately $4.8 million of additional costs, while decreases in fuel prices in 2009 reduced our costs by approximately $7.2 million. In February 2009, we entered into a hedging arrangement to lock the price of diesel for a substantial portion of our 2009 needs at then current prices and we are currently evaluating potential hedging arrangements for 2010 and beyond.

        We have relationships with approximately 120 third party ice distributors throughout our market area who deliver a portion of our products to our customers and sell our ice to their own customers. We have contractual relationships with substantially all of these distributors. Our contracts contain standard terms governing their relationship with us, including exclusivity and price. Distributors handled approximately 28% of our ice sales, measured in terms of tons, in 2009, either delivering the product to our customers for a delivery fee or reselling the ice to their own customers. Total costs related to these distribution services were approximately 6% of our revenues in 2009.

        We have relationships with approximately 50 third party co-packers who produce and deliver ice to customer locations outside of our market area. Certain of these co-packers also service our ISB machines on our behalf. We have a contractual relationship with substantially all of these co-packers. We maintain the customer relationship and handle all billings and collections.

Information Systems

        Internal information systems are critical to our ability to operate efficiently. We monitor individual manufacturing plants and ISB system performance on a daily basis through automated and manual reporting systems. This information enables us to track detailed cost and profitability information, identify opportunities to redistribute traditional manufacturing capacity among markets, assess the cost-effectiveness of an ISB system at a particular location and to analyze market sales trends. In addition, all of our accounting and financial reporting functions are integrated into a single accounting platform that is centrally administered at our Dallas, Texas facility. This system facilitates centralized cash management, timely financial reporting, consistent reporting formats and inventory tracking. Hand-held mobile technology is being upgraded to enable our delivery personnel to create and record sales transactions at the point of sale. This technology will help automate the sales transaction process and eventually improve the efficiency of each driver's daily route. IT organizational changes have been made to improve core support competencies and to ensure a higher level of systems availability and service quality. We consider information systems and administrative functions to be important areas for further evaluation and investment.

Intellectual Property

        We regard The Ice Factory®, our in store bagging machine, as proprietary and rely primarily on a combination of patents, nondisclosure and confidentiality agreements and other protection methods to secure and protect our intellectual property rights. We hold or have exclusive rights to several patents relating to The Ice Factory, including the bagging device and the overall assembly of the unit. The patents issued in the United States, Mexico and Canada relating to The Ice Factory expire at various dates from 2010 through 2026. We also hold or have exclusive rights to U.S. patent applications related to the Ice Factory. Any patents which may be issued on, from or as a result of the U.S. patent applications relating to the Ice Factory will most likely expire in 2026 or thereafter. These intellectual property rights are limited in scope and value and competitors with technology similar to The Ice Factory appear in the marketplace from time to time and we take appropriate actions as needed to protect our intellectual property. We continue to develop improvements to the Ice Factory and intend to pursue additional intellectual property protection covering any improvements deemed strategic or otherwise significant, including ice vending and other retail capabilities.

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

        We vigorously defend our intellectual property against infringement, including by filing suit against makers of devices which violate our patents relating to The Ice Factory.

Government Regulation

        The packaged ice industry is subject to various federal, state and local laws and regulations. These require us to, among other things, obtain licenses for our plants and machines, pay annual license and inspection fees, comply with certain detailed design and quality standards regarding our plants and ISB systems and continuously control the quality and quantity of our ice.

        Our packaged ice products are subject to federal and state regulation as a food pursuant to the Federal Food, Drug and Cosmetic Act, regulations promulgated thereunder by the Food and Drug Administration and analogous state statutes. These statutes and regulations impose comprehensive food manufacturing practices governing the sanitary conditions of the facilities where ice is manufactured, the design and maintenance of the equipment used to manufacture the ice, the quality of source water and the sanitary practices of employees during ice production. We cannot predict the types of government regulations that may be enacted in the future by federal, state or local governments or how existing or future laws or regulations will be interpreted or enforced. The enactment of more stringent laws or regulations or a stricter interpretation of existing laws and regulations may require additional expenditures by us, some of which could be material. Various states have imposed additional requirements including (1) quarterly testing of ice for the presence of microbes and certain substances regulated under the federal Safe Drinking Water Act, (2) specific requirements for keeping ice packaging operations separate from other activities and (3) labeling requirements for the bags used, including the display of the name of the ice manufacturer, manufacturing location and net weight. Certain of our ISB systems and ice manufacturing facilities are subject to routine and random safety, health and quality inspections. We believe that our facilities, manufacturing practices and ISB systems are in substantial compliance with all applicable federal, state and local laws and regulations and that we will be able to maintain such substantial compliance in the future.

        Recently, the FDA and certain states, including states in the regions in which we operate, have begun implementing more stringent regulations regarding health and sanitation standards and more actively enforcing existing rules and regulations. Two pieces of federal legislation, HR. 2749 and S. 510 were recently passed by the respective branches of Congress which will ultimately result in stricter regulations on self bagging operators to meet the standards of food grade product. There will be more opportunity for us as retailers seek to replace their self bagging operations due to higher expenses and testing of product. We have supported such efforts and believe our facilities and quality standards will exceed any contemplated new regulation or enforcement standards.

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

Seasonality

        The packaged ice business is highly seasonal, characterized by peak demand during the warmer months of May through September, with an extended peak selling season in the southern United States. Approximately 69%, 69%, 68%, 70%, and 70% of our annual revenues occurred during the second and third calendar quarters in each of 2009, 2008, 2007, 2006 and 2005. For information on our revenues per quarter for each of 2009 and 2008, see Note 17 to our audited financial statements included under Item 8. As a result of seasonal revenue declines and a less than proportional decline in expenses during the first and fourth quarters, we typically experience lower margins resulting in losses during these periods. In addition, because our operating results depend significantly on sales during our peak season, our quarterly and annual results of operations may fluctuate significantly as a result of adverse weather during this peak selling period if the weather is unusually cool or rainy on a national or regional basis.

Corporate Information

        We are a Delaware corporation, formed on May 8, 2003. Our corporate headquarters is located at 8750 North Central Expressway, Suite 1800, Dallas, Texas 75231.

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

Risks Related to Our Business

We have a substantial amount of indebtedness, which may reduce our cash flow and impede our ability to remain in compliance with debt covenants, make payments on our indebtedness, operate our business and pay dividends on our common stock.

        As of December 31, 2009, we had outstanding indebtedness of approximately $390.6 million, which represented approximately 98% of our total consolidated capitalization on a book basis. As of December 31, 2009, we also had availability of $49.2 million (net of standby letters of credit of approximately $10.8 million) under our revolving credit facility. Lehman Commercial Paper, Inc. has a $10 million commitment under the revolving credit facility. Because Lehman is in bankruptcy, we do not expect Lehman to perform under the terms of the credit facility, thereby reducing the effective availability under the credit facility to $39.2 million.

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

        Interest under our senior discount notes requires the payment of interest in cash semi-annually. The annual cash obligation for this interest is $15.8 million. The payment of this interest could limit our ability to fund acquisitions, make capital expenditures or pay dividends. The principal source of cash to pay interest on our senior discount notes is cash flow generated by our wholly-owned subsidiary Reddy Ice Corporation ("Reddy Corp.") Our credit facilities prohibit Reddy Corp. from distributing funds to Reddy Holdings to pay cash interest on our senior discount notes if Reddy Corp.'s leverage ratio exceeds 3.75:1.00. As of December 31, 2009, Reddy Corp.'s leverage ratio was 3.62:1.00. If Reddy Corp. is prohibited from distributing funds to Reddy Holdings, we may default in our interest payment obligations on our senior discount notes.

        Our revolving credit facility matures in August 2010, our term loan in August 2012 and our senior discount notes in October 2012. Depending on our financial performance and the state of the credit markets when these obligations become due, we may not be able to refinance these obligations on terms that are as favorable to us as the current arrangements. In particular, events similar to recent dislocations in the credit markets, which significantly impacted the availability and pricing of financing, particularly in the high yield debt and leveraged credit markets, may significantly constrain our ability to refinance our existing indebtedness or to obtain waivers of any future defaults under our credit facilities and the indenture governing our senior discount notes. Any such developments in the credit markets may have a significant effect on our cost of financing and our liquidity position.

Litigation and investigations pending against us could materially impact our business and results of operations.

        We are currently a party to various legal proceedings, claims, disputes, litigation and investigations. In particular, the Antitrust Division of the United States Department of Justice ("DOJ") is currently conducting a criminal investigation into possible antitrust violations in the packaged ice industry and we and certain of our employees have received federal grand jury subpoenas. In addition, various state attorneys general and the Civil Fraud Division of the DOJ are conducting related civil investigations into possible antitrust violations in the packaged ice industry and the Securities and Exchange Commission has initiated an informal inquiry into the matters that are the subject of the DOJ and state investigations. Numerous putative class actions have also been filed against us, certain of our current and former directors and officers and other packaged ice producers alleging violations of federal and state antitrust laws and related claims, violations of securities laws and derivative claims against our directors and officers.

        A special committee of our Board of Directors has conducted an internal investigation of these matters. One of our executives has been placed on a paid leave of absence by the special committee, which found he had violated our policies and was associated with matters that are under investigation. Investigating these matters and responding to the government investigations and related civil litigation involve substantial expense to us, which has had and could continue to have a material adverse impact on our financial position and our results of operations, and may distract and disrupt our business. In addition, our financial results could be materially and adversely impacted by unfavorable outcomes in any of these or other pending or future litigation or investigations. We may be required to pay substantial amounts as damages and costs in the civil litigation as a result of an unfavorable determination by a court or jury. We could also pay substantial amounts in settlement of some or all of the civil claims. Additionally, it is possible the DOJ will decide to bring criminal charges against us and/or certain current or former employees, officers or directors for violation of Section 1 of the Sherman Act. Such charges could result in a substantial fine for the Company and fines and/or imprisonment for the individuals. Our ability to complete potential acquisitions may also be negatively impacted by antitrust investigations and litigation in the packaged ice industry. Our ability to comply with the covenants in our debt agreements may also be adversely affected by the costs of such investigations and litigation as well as any unfavorable outcomes in these or other pending or future litigation or investigations. In addition, our ability to do business with the government may be negatively impacted by an unfavorable outcome of the DOJ investigation. There can be no assurances as to the outcome of any litigation or investigation and the outcome of any such litigation, investigations and other claims are subject to inherent uncertainties. There also exists the possibility of a material adverse impact on our financial position and our results of operations for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimatable.

The seasonal nature of the ice business results in losses and lower margins in the first and fourth quarters of the year.

        We experience significant seasonal fluctuations in our net sales and profitability. We make a disproportionate amount of our sales in the second and third calendar quarters when the weather is generally warmer, which results in an increased demand for ice. We also earn any net income during these same periods. As a result of seasonal revenue declines and the lack of a corresponding decrease in certain expenses, we experience net losses and materially lower profit margins during the first and fourth calendar quarters. Variations in demand could have a material adverse effect on the timing of our cash flows and therefore limit our ability to timely service our obligations with respect to our indebtedness, our ability to pay dividends and our ability to incur capital expenditures. In addition, because our operating results depend significantly on sales during the second and third calendar quarters, our results of operations may fluctuate significantly if the weather during these periods is cool or rainy.

Our revenues and sales volumes may be negatively impacted by macroeconomic factors outside of our control.

        We believe end users of our products use packaged ice in many applications, including recreational activities, the construction industry, agriculture and special events. In the past two years multiple segments of the United States economy, including housing and construction and the credit markets, have deteriorated. Our revenues, sales volumes and profits have declined as a result of this deterioration and our revenues, sales volumes and profits may continue to decline as activity by commercial end users of our products declines. Furthermore, weakness in the national economy combined with other factors including inflation, interest rate fluctuations, increases in fuel and other energy costs and healthcare costs and the availability of financing, including mortgages and consumer credit, may negatively impact consumer confidence and result in changes to consumer spending patterns. If consumer or commercial activities associated with the use of our products decline, our revenues, sales volumes, profits and cash flows may decline.

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

Implementation of our business strategy will require substantial capital investments; failure to obtain sufficient capital resources could limit our prospects, adversely affecting our results of operations and cause us to lose market share.

        We have developed a strategic vision to become our customers' "Total Ice Solution." Implementation of this strategic vision will require substantial capital resources to make investments in our infrastructure, manufacture and install additional ISB systems and invest in the ice machine leasing business. We may be unable to obtain access to sufficient capital to implement any or all of these initiatives. If we fail to successfully implement our strategic plan, our business will not grow as we intend, our results of operations could be adversely affected and we may be unable to repay our debt.

Our failure to successfully compete in our markets, retain existing customers and obtain new customers could limit our prospects and cause us to lose market share.

        Our business is highly competitive. We have many competitors in each of our geographic markets offering similar products and services. We also face competitors offering alternative technological solutions to ice production and delivery throughout our markets, including ice vending. Competition in our business is based primarily on service, quality and price. We could lose market share if we fail to successfully compete against our competitors in any of these areas, if our existing competitors expand their capacity, if new entrants successfully penetrate our markets, if we fail to adequately serve our existing base of customers, or if our larger mass merchant, grocery or convenience store customers decide to manufacture their own ice rather than purchase our products.

Increases in the prices of electricity, certain raw materials, fuel, insurance and other required expenses could, if we cannot pass those price increases along to our customers, have an adverse effect on our results of operations.

        We use substantial amounts of polyethylene, which is the primary raw material used to manufacture the bags we use to package our ice, electricity in connection with our manufacturing process and fuel to operate the refrigerated trucks for ice delivery. We also carry general liability, workers' compensation, health and vehicle insurance. We have experienced increases in bag, fuel, electricity and insurance costs in the past and may experience increases in such costs in the future. If the prices for these items or other expenses increase beyond the amounts that we are able to pass along to our customers, our margins and our operating cash flow would decrease.

Our acquisitions may not be successfully integrated and could cause unexpected financial or operational difficulties; failure to make acquisitions may limit our growth.

        From the fourth quarter of 2003 to 2009, we completed a total of 53 acquisitions. We expect to continue to acquire additional businesses, assets or securities of companies that we believe would provide a strategic fit with our business. Acquisitions are also accompanied by risks, such as potential exposure to unknown liabilities of acquired companies and the possible loss of key employees and customers of the acquired business. Further, acquisitions are subject to risks associated with the difficulty and expense of integrating the operations and personnel of the acquired companies, the potential disruption to our business and the diversion of management time and attention, any of which could increase the costs of operating our business, negate the expected benefits of the acquisitions or result in the loss of customers.

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

        Our operations are subject to a wide range of environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use, management and disposal of hazardous and non-hazardous materials and wastes and the cleanup of contamination. Noncompliance with such laws and regulations, or incidents resulting in environmental releases, could cause us to incur substantial costs, including cleanup costs, fines and penalties, third party claims for personal injury, investments to retrofit or upgrade our facilities and programs, or curtailment of our operations. For example, our ice manufacturing and distribution operations use refrigerants such as ammonia and Freon. Some of our facilities may not be in compliance with certain Freon refrigerant requirements, such as leak detection and repair, recordkeeping or reporting. In addition, the market price of Freon is rising as a result of phase-outs under federal laws, which could significantly increase our operating costs in the future if we are not able to obtain approved substitutes. From time to time, our use of ammonia has resulted in releases that have temporarily disrupted our manufacturing operations and resulted in lawsuits or administrative penalties.

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

        We are subject to various federal, state and local laws relating to many aspects of our business, including labeling, sanitation, health and safety and manufacturing processes. We cannot predict the types of government regulations that may be enacted in the future or how existing or future laws or regulations will be interpreted or enforced. The enactment of more stringent laws or regulations or a stricter interpretation of existing laws and regulations may cause a disruption in our operations or require additional expenditures by us, some of which could be material. We may incur material costs and liabilities in order to comply with any such laws and regulations and such costs and liabilities may result in substantial expenses to us and could divert management's time and attention.

If we are unable to retain senior executives and attract and retain other qualified employees, our business might be adversely affected.

        Our success depends in part on our ability to attract, hire, train and retain qualified managerial, sales and marketing personnel. Competition for these types of personnel is high. Our success also depends to a significant extent on the continued service and performance of our management team and, in particular, our senior management, including our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Administrative Officer, and Chief Customer Officer. We may be unsuccessful in attracting and retaining the personnel we require to conduct our operations successfully. We cannot assure you that we will be successful in attracting suitable candidates for other positions that are or may need to be filled. In particular, uncertainty related to the ongoing antitrust investigations and related civil litigation may make attracting qualified personnel more difficult and may make it more difficult to retain our existing management team. Our inability to successfully attract and retain qualified personnel or the loss of any member of our management team could impair our ability to execute our business plan. In addition, we do not carry "key man" life insurance which would mitigate the impact of any such impairment.

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

        As the sole major ice supplier using an on-site production and delivery system at our customers' retail locations, we have enjoyed a competitive advantage over our competitors. Our proprietary ISB system is preferred by certain of our high volume customers to traditional ice delivery and gives us more flexibility during peak seasons. However, our intellectual property rights are limited in scope and value, and certain of our patents are set to expire at various dates from 2010 through 2026. Competitors sometimes test machines similar to our ISB system. Other competitors in the ice vending segment are testing and deploying self-contained units to produce ice at the point of sale. Certain of these competitors have had limited success in our markets. If any of our competitors are successful with a significant rollout of any such system, we could lose business to these companies, which would result in decreased cash flows and results of operations.

        It is our practice to protect certain of our proprietary materials and processes by relying on trade secret laws and non-disclosure and confidentiality agreements. Confidentiality or trade secrets may not be maintained and others may independently develop or obtain access to such materials or processes, which could adversely affect our competitive position and ability to differentiate our products and services from our competitors' offerings.

Limitations on our ability to utilize our tax assets before they expire may negatively affect financial results and the ability to pay dividends.

        As of December 31, 2009, we had net operating loss carryforwards for U.S. federal income tax purposes of approximately $69 million, of which approximately $19 million were generated prior to August 15, 2003. There are annual limitations on the utilization of the $19 million portion of the net operating loss carryforwards due to changes in ownership on and prior to August 15, 2003. Further, since at the closing of our initial public offering on August 12, 2005 our prior equity investors ceased to own a majority of our common stock, new limitations apply to the approximately $33 million of net operating loss carry-forwards that were generated from August 15, 2003 to August 12, 2005 and additional limitations apply to the net operating loss carry-forwards generated prior to August 15, 2003.

        If we are not able to utilize our tax assets in the manner or in the timeframe we anticipate, our future after-tax cash flow will be reduced.

We do not have written customer agreements with most of our customers, which could lead to unexpected customer loss and adversely affect our business.

        As is customary in our industry, we do not generally have written agreements with our customers. As a result, our customers can terminate their relationship with us at any time without notice or penalty. In addition, even if our customers should decide to continue their relationship with us, there can be no guarantee that our customers will purchase the same amount of our products as in the past, or that purchases will be on similar terms. Any loss of a significant customer, change in the terms of the relationship with a significant customer or a material decrease in the amount of products purchased by a significant customer could have a material adverse affect on our business, results of operation and financial condition.

The expansion of our ISB and ice machine leasing businesses may not provide expected returns, which could adversely affect our results of operations and financial condition.

        Our strategic vision calls for, among other things, expansion of our ISB and ice machine leasing businesses.

        Proper site selection is critical to achieving the required financial return on an ISB system to support the upfront capital expenditures required to build and place each ISB system. If we fail to properly select sites for additional ISB systems, if the costs of operating and maintaining those systems exceed our expectations or if we fail to obtain sufficient pricing from our customers to support those systems we would not achieve our expected returns on our investments in additional ISB systems and our results of operations and financial condition could be adversely affected.

        We have limited experience in the ice machine leasing business. Expansion of that business will require capital investments and may involve unforseen risks. Failure to achieve our anticipated results in the ice machine leasing business could adversely affect our results of operations and financial condition.

Risks Relating to Our Common Stock

Our common stock could be delisted from the New York Stock Exchange.

        The continued listing standards of the New York Stock Exchange ("NYSE") require us to maintain, among other things, a market capitalization or stockholders equity above a specified threshold. As a result of the decline in our stock price and the reduction in our stockholders' equity resulting from the impairment of our goodwill as of September 30, 2008, we were notified by the NYSE in November 2008 that we are not in compliance with their continued listing standards. On February 13, 2009, the NYSE accepted our plan to achieve compliance with the continuing listing standards within 18 months. The NYSE monitors our performance under the plan on a quarterly basis. Although we are currently in compliance with the minimum market capitalization requirement, the NYSE continues to monitor our performance. To the extent we cannot meet the applicable standards during the required period, or if the NYSE determines we are not satisfying our obligations under the plan to achieve compliance, our stock could become delisted. We cannot assure you that we will be able to maintain our listing with the NYSE, or list on an alternate stock exchange in the event our common stock is delisted by the NYSE. A delisting of our common stock could materially and adversely affect, among other things, the liquidity and market price of our common stock; the number of investors willing to hold or acquire our common stock; and our access to capital markets to raise capital in the future.

The market for our common stock may be volatile, which could cause the value of your investment to decrease.

        Volatility in the market price of our common stock may prevent you from being able to sell our common stock held by you at or above the price you paid for it. The market price of our common stock may fluctuate widely as a result of various factors, such as period-to-period fluctuations in our actual or anticipated operating results, developments in litigation and investigations impacting us, sales of our common stock by our existing equity investors, developments in our industry, the failure of securities analysts to cover our common stock or changes in financial estimates by analysts, failure to meet financial estimates by analysts, competitive factors, general economic and securities market conditions and other external factors. Also, securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic or market conditions, and market conditions affecting the stock of companies in our industry in particular, could reduce the market price of our common stock in spite of our operating performance.

Limited trading volume of our common stock may contribute to its price volatility.

        For the year ended 2009, the average daily trading volume for our common stock as reported by the NYSE was approximately 267,624 shares and the median daily trading volume was approximately 167,800 shares. As a result, relatively small trades may have a significant impact on the price of our common stock. Additionally, no equity analysts currently cover our common stock, which could negatively affect market demand for our stock.

If our share price is volatile, we may be the target of securities litigation, which is costly and time-consuming to defend.

        In the past, following periods of market volatility in the price of a company's securities, security holders have instituted class action litigation. We are currently the subject of purported securities class actions and stockholder derivative actions. This type of litigation, regardless of the outcome, can result in substantial legal costs and the diversion of our management's attention from the operation of our business, causing our business to suffer.

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

        In addition, Section 203 of the General Corporation Law of the State of Delaware ("DGCL") prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns or within the last three years has owned 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, Section 203 may discourage, delay or prevent a change in control of our company.

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

        Also, under the DGCL, our Board of Directors may not authorize payment of a dividend unless it is either paid out of our surplus, as calculated in accordance with the DGCL, or if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

        These restrictions may limit the dividends we are permitted to pay, or prohibit the payment of dividends entirely.

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        We maintain our principal executive offices in Dallas, Texas, where we lease approximately 32,217 square feet of space. The lease in Dallas expires in 2015. As of February 10, 2010, we owned or leased 56 ice manufacturing plants and 73 distribution centers. As of February 10, 2010, we leased 9 of our ice manufacturing plants and 22 of our distribution centers. The leases are scheduled to expire at various dates from 2010 to 2017. Including an installed base of approximately 3,500 Ice Factories, we had a combined, rated ice manufacturing capacity of approximately 18,000 tons per day. We believe that our current physical properties, along with our planned capital expenditures, are adequate for us to execute our current business strategy.

        Certain manufacturing and distribution facilities may be permanently closed in conjunction with the ongoing review of our network of facilities, while others may be closed on a seasonal basis depending upon production requirements.

        The following is a list of our active facilities and total rated traditional ice manufacturing capacity as of February 10, 2010:

	No. of Manufacturing Facilities	No. of Distribution Centers	Traditional Manufacturing Capacity (Rated Tons Per Day)(1)
Alabama	5	4	1,150
Arizona	4	4	1,202
Arkansas	1	3	240
California	1	—	80
Colorado	1	—	320
Florida	8	7	2,032
Georgia	4	4	1,190
Louisiana	3	4	742
Maryland	1	2	240
Mississippi	—	2	—
Missouri	1	1	180
Nevada	1	—	260
New Mexico	1	3	160
North Carolina	3	3	920
Oklahoma	4	5	632
South Carolina	3	4	735
Tennessee	2	—	448
Texas	10	20	3,005
Utah	1	—	160
Virginia	2	6	600
West Virginia	—	1	—
Total	56	73	14,296

(1)
Does not include the rated ice manufacturing capacity of our installed Ice Factories, which was approximately 3,500 tons per day in the aggregate as of February 10, 2010.

ITEM 3.    Legal Proceedings

Antitrust Matters

        In March 2008, we and certain of our employees, including members of our management, received subpoenas issued by a federal grand jury in the Eastern District of Michigan seeking documents and information in connection with an investigation by the Antitrust Division of the United States Department of Justice ("DOJ") into possible antitrust violations in the packaged ice industry. In addition, on March 5, 2008, federal officials executed a search warrant at our corporate office in Dallas, Texas. On August 28, 2008, we received a second subpoena for documents from the federal grand jury sitting in the Eastern District of Michigan. The DOJ has also issued subpoenas to current and former employees to testify before a federal grand jury in the Eastern District of Michigan and, more recently, before a federal grand jury in the Southern District of Ohio. The search warrant and subpoenas that we and our employees received are connected with a broader industry inquiry by the Antitrust Division of the DOJ. The Home City Ice Company, Arctic Glacier International, Inc., and three former employees of Arctic Glacier International, Inc. have entered guilty pleas regarding a conspiracy to allocate customers and territories in southeastern Michigan and the Detroit, Michigan, metropolitan area. Sentencing of the three former Arctic Glacier employees took place on February 2, 3 and 4, 2010; sentencing of Arctic Glacier occurred on February 11, 2010, and Home City is scheduled to be sentenced on March 2, 2010.

        On March 25, 2008, we were served by the Office of the Attorney General of the State of Florida with an antitrust civil investigative demand (the "Florida CID") requesting the production of documents and information relating to an investigation of agreements in restraint of trade and/or price-fixing with respect to the market for packaged ice. On June 11, 2008, we received a civil investigative demand from the Office of the Attorney General of the State of Arizona (the "Arizona CID"). All of the documents and information requested by the Arizona CID were included in the Florida CID and the Arizona CID stated that it would be satisfied by the production of information which had been and would be provided to Florida in response to the Florida CID. On or about June 16, 2009, we were served by the State of Michigan, Department of the Attorney General, with a civil investigative demand requesting information and documents relating to sales of ice to units of government in Michigan, sales of ice in Michigan for which we made or received payment, and contracts and agreements with Michigan entities (the "Michigan CID"). We have been advised that the Florida CID, the Arizona CID and the Michigan CID are related to a multi-state antitrust investigation of the packaged ice industry and that the Attorneys General of 19 states and the District of Columbia are participating in the multi-state investigation. The states' investigation is related to the ongoing investigation of the packaged ice industry by the Antitrust Division of the DOJ. We complied with all document requests and have not received any recent communications regarding these matters. We may in the future receive additional civil investigative demands or similar information requests from other states participating in the multi-state investigation or conducting their own investigations.

        On November 19, 2008, we were notified by the Civil Fraud Division of the DOJ (the "Civil Fraud Division") that the Civil Fraud Division had opened an investigation with respect to us. The Civil Fraud Division's investigation is expected to examine whether we may have violated the federal False Claims Act by submitting, or causing to be submitted, false claims to the federal government as a result of entering into allegedly anticompetitive agreements which may have affected the sale of packaged ice to the government. On or about January 6, 2009, we received a request for documents in connection with that investigation. The Civil Fraud Division's investigation is related to the investigation by the Antitrust Division of the DOJ.

        We are cooperating with the authorities in these investigations. We have substantially completed our production of documents to the Antitrust Division of the DOJ and to the states. We have substantially completed providing information and documents requested by the Civil Fraud Division of the DOJ. We have also made employees available for interviews by the Antitrust Division of the DOJ.

Certain of our current and former employees have testified before the grand juries. We expect to continue to make available documents and other information in response to the investigating agencies' subpoenas, requests and civil investigative demands. At this time, we are unable to predict the outcome of these investigations, the possible loss or possible range of loss, if any, associated with the resolution of these investigations or any potential effect they may have on us, our employees or operations.

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

        Following the announcement that the Antitrust Division of the DOJ had instituted an investigation of the packaged ice industry, a number of lawsuits, including putative class action lawsuits, were filed in various federal courts in multiple jurisdictions alleging violations of federal and state antitrust laws and related claims and seeking damages and injunctive relief. Pursuant to an Order from the Judicial Panel on Multidistrict Litigation, the civil actions pending in federal courts have been transferred and consolidated for pretrial proceedings in the United States District Court for the Eastern District of Michigan. On June 1, 2009, the Court appointed interim lead and liaison counsel for the putative direct and indirect purchaser classes. On September 15, 2009, the lead plaintiffs for each of the putative direct and indirect purchaser classes filed consolidated amended complaints. We have filed motions to dismiss both of those complaints. The motions to dismiss have been fully briefed and await determination by the judge.

        In addition to the putative class action lawsuits filed in federal court, a putative class action lawsuit was filed in Kansas state court alleging violations of state antitrust laws and related claims and seeking damages and injunctive relief. Defendants filed motions to dismiss and those motions to dismiss were granted on February 26, 2009.

        One direct action lawsuit has been filed against us in the United States District Court for the Eastern District of Michigan asserting claims based on alleged violations of federal and state antitrust laws, RICO and tortious interference and seeking damages, civil penalties and injunctive relief. The defendants filed motions to dismiss that case. On May 29, 2009 the Court dismissed all claims against us in that lawsuit. On June 29, 2009, the plaintiff filed a motion for reconsideration, and on July 17, 2009 the Court reversed, in part, its May 29, 2009 order, reinstating only the RICO claim against us. The dismissal of the remaining claims was not affected. On August 10, 2009, we filed an answer to the reinstated claim. Discovery is ongoing in that matter.

        We intend to vigorously defend the pending lawsuits. At this time, we are unable to predict the outcome of these lawsuits, the possible loss or possible range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on us or our operations.

SEC Inquiry

        On or about October 21, 2008, we received notice that the Securities and Exchange Commission has initiated an informal inquiry into matters that are the subject of the investigation by the special committee of our Board of Directors. We are cooperating with the informal inquiry and have not received any recent communications regarding this matter.

Stockholder Litigation

        Beginning on August 8, 2008, purported class action complaints were filed in the United States District Court for the Eastern District of Michigan asserting claims under the federal securities laws against us and certain of our current or former senior officers. The complaints, which are substantially similar, allege that the defendants misrepresented and failed to disclose the existence of, and our alleged participation in, an alleged antitrust conspiracy in the packaged ice industry. The complaints purport to assert claims on behalf of various alleged classes of purchasers of our common stock. On July 17, 2009, the Court consolidated the actions and appointed a lead plaintiff and interim lead plaintiff's counsel. The lead plaintiff filed a consolidated amended complaint on November 2, 2009. We filed a motion to dismiss the consolidated amended complaint on December 17, 2009. Plaintiffs filed a response to that motion to dismiss on January 18, 2010, and we filed a reply in support of the motion on February 17, 2010.

        Two stockholder derivative actions have been filed on our behalf in state district court in Dallas County, Texas, naming as defendants, among others, certain current and former officers and members of our Board of Directors. Those cases have been consolidated in the 68th Judicial District Court of Dallas County, Texas. The petitions assert claims for breach of fiduciary duty, unjust enrichment, insider selling, abuse of control, and gross mismanagement and seek damages, equitable relief, attorney fees and costs. The consolidated case is currently stayed and administratively closed, with the parties required to submit monthly joint status letters regarding the stockholder actions pending in the Eastern District of Michigan. A status conference in this matter is scheduled for April 5, 2010.

        We and the other defendants intend to vigorously defend the pending lawsuits. At this time, we are unable to predict the outcome of these lawsuits, the possible loss or possible range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on us or our operations.

Other Matters

        We are also involved in various other claims, lawsuits and proceedings arising in the ordinary course of business, including intellectual property matters. There are uncertainties inherent in the ultimate outcome of such matters and it is difficult to determine the ultimate costs that we may incur. We believe the resolution of such other ordinary course uncertainties and the incurrence of such costs will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

        During the years ended December 31, 2009 and 2008, we incurred gross costs of $6.3 million and $15.5 million, respectively, in connection with legal fees and other expenses associated with the antitrust investigation being conducted by the Antitrust Division of the Department of Justice and the related litigation. During the year ended December 31, 2009, these costs were offset by $7.2 million of gains related to reimbursements from one of our insurance carriers.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        During the quarter ended December 31, 2009, no matters were submitted to a vote of security holders.

 PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock was listed on the New York Stock Exchange ("NYSE") under the symbol "FRZ" on August 10, 2005. Prior to that time, there was no public market for our common stock. The following table presents the high and low sales prices for the common stock on the NYSE during the periods indicated and the dividends declared during such periods:

	NYSE Market Price
			Cash dividends declared per share
	High	Low
2008
First Quarter	$26.27	$12.00	$0.42
Second quarter	$15.65	$11.89	$0.42
Third quarter	$13.92	$2.46	—
Fourth quarter	$3.60	$0.35	—
2009
First Quarter	$1.85	$1.04	—
Second quarter	$3.90	$1.47	—
Third quarter	$6.30	$1.51	—
Fourth quarter	$5.79	$3.39	—
2010
First Quarter (through February 10, 2010)	$5.57	$3.72	—

(1)
See "Dividend Policy" below for additional information regarding dividends.

        As of February 10, 2010 there were approximately 166 registered holders of record of our common stock and 22,752,546 shares of our common stock outstanding. Because many of our shares of common stock are held by brokers and other institutions on behalf of beneficial stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

        The continued listing standards of the NYSE require us to maintain, among other things, a market capitalization or stockholders equity above a specified threshold. As a result of the decline in our stock price and the reduction in our stockholders' equity resulting from the impairment of our goodwill as of September 30, 2008, we were notified by the NYSE in November 2008 that we are not in compliance with their continued listing standards. On February 13, 2009, the NYSE accepted our plan to achieve compliance with the continuing listing standards within 18 months. Although we are currently in compliance with the minimum market capitalization requirement, the NYSE continues to monitor our performance.

Dividend Policy

        During 2008, our Board of Directors declared dividends on our common stock as follows:

Declaration Date	Record Date	Dividend Payable Date	Dividend Per share	Total Dividend
March 15, 2008	March 31, 2008	April 15, 2008	$0.42	$9.2 million
June 15, 2008	June 30, 2008	July 15, 2008	$0.42	$9.3 million

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

Sales of Unregistered Securities

        None.

Use of Proceeds from Sales of Registered Securities

        None.

ITEM 6.    Selected Financial Data

        The following table sets forth selected consolidated data derived from our consolidated financial statements. The following information should be read in conjunction with our consolidated financial statements, including the notes thereto, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.

	Year Ended December 31,
	2009	2008	2007	2006	2005
Operating Data:
Revenues	$312,331	$329,298	$339,038	$334,950	$306,255
Cost of sales (excluding depreciation)	198,241	214,905	215,204	205,936	187,949
Depreciation expense related to cost of sales	21,406	20,796	19,832	18,532	17,783

Gross profit	92,684	93,597	104,002	110,482	100,523
Operating expenses	50,782	47,550	44,981	48,475	40,449
Depreciation and amortization expense	7,066	6,715	6,176	5,621	5,450
Loss on dispositions of assets	2,329	1,869	1,743	1,060	1,157
Impairment of goodwill and long-lived assets	—	149,905	1,440	370	—
Gain on diesel hedge	(581)	—	—	—	—
Cost of antitrust investigations and related litigation, net of insurance proceeds	(891)	15,524	—	—	—
Transaction costs related to merger agreement	—	835	2,456	—	—
Gain on property insurance settlement	—	(1,036)	—	—	—
Management agreement termination fees and transaction bonuses and expenses	—	—	—	—	6,171
Interest expense	26,802	31,893	31,307	29,624	34,421
Interest income	(133)	(825)	(852)	(869)	—
Gain on bargain purchase, net of acquisition costs	(582)	—	—	—	—
Gain on termination of merger agreement	—	(17,000)	—	—	—
Loss on extinguishment of debt	—	—	—	—	28,189
Income tax benefit (expense)	(3,658)	21,402	(7,347)	(10,349)	5,733

Income (loss) from continuing operations	4,234	(120,431)	9,404	15,852	(9,581)
Income (loss) from discontinued operations, net of tax	—	—	939	(1,191)	(2,535)

Net income (loss)	$4,234	$(120,431)	$10,343	$14,661	$(12,116)

Basic net income (loss) per share:(1)
Income (loss) from continuing operations	$0.19	$(5.47)	$0.43	$0.73	$(0.57)
Income (loss) from discontinued operations	—	—	0.04	(0.05)	(0.15)

Net income (loss)	$0.19	$(5.47)	$0.47	$0.68	$(0.72)

Weighted average common shares outstanding	22,364	22,025	22,125	21,791	16,760

Diluted net income (loss) per share:(1)
Income (loss) from continuing operations	$0.19	$(5.47)	$0.42	$0.72	$(0.57)
Income (loss) from discontinued operations	—	—	0.04	(0.05)	(0.15)

Net income (loss)	$0.19	$(5.47)	$0.46	$0.67	$(0.72)

Weighted average common shares outstanding	22,537	22,025	22,251	21,882	16,760

Cash dividends declared per share(2)	—	$0.84	$1.66	$1.58	$0.59

	Year Ended December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Cash and cash equivalents	$44,649	$39,684	$17,183	$39,434	$33,997
Restricted cash and cash equivalents	—	—	17,262	—	—
Working capital(3)	60,422	46,893	17,051	39,323	33,083
Total assets	455,665	454,559	607,560	610,272	603,764
Total debt	390,601	390,500	378,258	364,895	352,960
Total stockholders' equity	8,797	872	139,982	167,648	183,183
Other Financial Data:
Net cash provided by (used in):
Cash flows—operating activities	$33,528	$52,029	$62,236	$70,265	$55,587
Cash flows—investing activities	(28,537)	(1,576)	(48,437)	(29,534)	(20,551)
Cash flows—financing activities	(26)	(27,952)	(36,050)	(35,294)	(5,517)
Capital expenditures(4)	(24,465)	(18,004)	(24,605)	(18,582)	(19,265)
Proceeds from dispositions	590	2,006	1,193	1,967	2,108
Cost of acquisitions and purchase of leased assets	1,025	4,359	27,209	12,936	3,394
Cost of equipment to be placed under operating leases(5)	(7,995)	—	—	—	—
Reimbursement of cost of equipment placed under operating leases activity	5,994	—	—	—	—

(1)
Adjusted for the retrospective application of the provision of the new earnings per share accounting guidance, which became effective for the Company on January 1, 2009. For further information on this new guidance, see Note 2 to the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(2)
All dividends declared in the year ended December 31, 2005 were paid after August 12, 2005, the closing date of the initial public offering of our common stock.

(3)
Working capital is defined as current assets less current liabilities.

(4)
Excludes the costs of acquisitions and purchases of leased assets.

(5)
Includes $2.0 million of assets placed under operating leases in January 2010.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the "Item 6. Selected Financial Data," and our consolidated financial statements, including the notes thereto beginning on page F-1, and the other information appearing elsewhere in this report.

Overview

        We are the largest manufacturer and distributor of packaged ice in the United States and serve a variety of customers in 33 states and the District of Columbia. Our business consists of:

  •
  the traditional manufacture and delivery of ice from a central point of production to the point of sale; and

  •
  the installation and operation of The Ice Factory, our proprietary in-store bagging ("ISB") equipment located in high volume locations that produces, packages and stores ice through an automated, self contained system.

        Seasonality.    Our results of operations are highly seasonal, characterized by peak demand during the warmer months of May through September, with an extended peak selling season in the southern United States. As a result of this seasonality and the fixed costs in our business, the proportion of revenues earned and the ratio of costs to revenues in any given quarter are not necessarily indicative of the ratios for a full year. Revenues within specific markets can also be affected by weather conditions, with cool or rainy weather negatively impacting demand and extremely hot weather increasing our costs as we respond to excess customer demand for our products. Approximately 69%, 69%, and 68% of our revenues occurred during the second and third calendar quarters in 2009, 2008 and 2007, respectively. As a result of seasonal revenue declines and a less than proportional decline in certain expenses during the first and fourth calendar quarters, we typically experience lower profit margins resulting in losses during these periods. In addition, because a significant portion of our annual sales are generated during the second and third calendar quarters, our annual results of operations may fluctuate significantly if the weather during these periods is unusually cool or rainy on a national or regional basis. Cool and rainy weather has a negative impact on operations, while warm and dry weather generally has a positive impact. For additional information concerning the impact of seasonality on our results of operations, see "—General Economic Trends and Seasonality".

        Revenues.    Our revenues primarily represent sales of packaged ice and packaged ice bags for use in our ISB equipment. There is no right of return with respect to these products. A portion of our revenues also represents fees earned under management agreements for ISB systems located outside our primary territories that are recognized as earned under contract terms.

        Cost of Sales (Excluding Depreciation).    Our cost of sales (excluding depreciation) consists of costs related to the manufacturing and distribution of our products, including, in particular:

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

  •
  ISB system costs associated with customer service representatives and machine technicians (ISB systems generally do not increase our plant occupancy, delivery or utility costs).

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

        Operating Expenses.    Our operating expenses are costs associated with selling, general and administrative functions. These costs include executive officers' compensation, office and administrative salaries, insurance, legal and other professional services and costs associated with leasing office space. Labor costs, including associated payroll taxes and benefit costs, but excluding non-cash stock-based compensation expense, included in operating expenses represented approximately 9%, 7% and 7% of sales in 2009, 2008 and 2007, respectively.

        Facilities.    At February 10, 2010, we owned or operated 56 ice manufacturing facilities, 73 distribution centers and approximately 3,500 Ice Factories. As of the same date, we had an aggregate daily ice manufacturing capacity of approximately 18,000 tons.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

	Year Ended December 31,		Change from Previous Year
	2009	2008	Dollars	%
	(dollars in thousands)
Consolidated Results:
Revenues	$312,331	$329,298	$(16,967)	(5.2)
Cost of sales (excluding depreciation)	198,241	214,905	(16,664)	(7.8)
Depreciation expense related to cost of sales	21,406	20,796	610	2.9

Gross profit	92,684	93,597	(913)	(1.0)
Operating expenses	50,782	47,550	3,232	6.8
Depreciation and amortization expense	7,066	6,715	351	5.2
Loss on dispositions of assets	2,329	1,869	460	24.6
Impairment of goodwill and long-lived assets	—	149,905	(149,905)	(100)
Gain on diesel hedge	(581)	—	(581)	—
Cost of antitrust investigations and related litigation, net of insurance proceeds	(891)	15,524	(16,415)	(105.7)
Transaction costs related to merger agreement	—	835	(835)	(100)
Gain on property insurance settlement	—	(1,036)	1,036	100

Income (loss) from operations	33,979	(127,765)	161,744	127.1
Interest expense, net	(26,669)	(31,068)	4,399	(14.2)
Gain on bargain purchase, net of acquisition costs	582	—	582	—
Gain on termination of merger agreement	—	17,000	(17,000)	(100)

Income (loss) from operations before income taxes	7,892	(141,833)	149,725	105.6
Income tax benefit (expense)	(3,658)	21,402	(25,060)	(117.1)

Net income (loss)	$4,234	$(120,431)	$124,665	103.7

        Revenues:    Revenues decreased $17.0 million from 2008 to 2009. This decrease is primarily due to an approximate 9% reduction in packaged ice volume sales related to the effect of various economic trends on our customers and the end users of our products, less favorable weather conditions in most of our markets and a decline in hurricane-related demand, partially offset by higher ISB volume related to mass merchant customer expansion, additional DSD accounts and higher average sales prices.

        Cost of Sales (Excluding Depreciation):    Cost of sales (excluding depreciation) decreased $16.7 million from 2008 to 2009. This decrease in cost of sales is primarily due to lower costs of fuel, plastic bags and labor and the implementation of operational efficiency initiatives, partially offset by increased health insurance costs. The decreases in fuel and bag costs were primarily due to declines in energy prices, commodity prices and to a lesser extent by reduced sales volumes. The operational efficiency initiatives contributed approximately $3 million in savings related to the implementation of advanced routing technology, automation of certain aspects of our plant and delivery functions, network optimization and a wide range of cost reduction measures.

        Labor costs, including associated payroll taxes and benefit costs (including health insurance), accounted for approximately 25% and 24% of revenues in 2009 and 2008, respectively. Cost of plastic bags represented approximately 6% and 7% of revenues in 2009 and 2008, respectively. Fuel expenses represented approximately 3% and 5% of revenues in 2009 and 2008, respectively. Expenses for independent third party distribution services represented approximately 6% of revenues in 2009 and 2008. Electricity expense represented approximately 5% and 6% of revenues in 2009 and 2008, respectively.

        Depreciation Expense Related to Cost of Sales:    Depreciation expense related to cost of sales increased $0.6 million due to new production and distribution equipment placed in service in 2009 as a result of capital expenditures, partially offset by dispositions.

        Operating Expenses:    Operating expenses increased $3.2 million from 2008 to 2009. This increase is primarily due to a $3.2 million increase in labor and benefits related to additional management headcount and increased health insurance costs and a $0.3 million increase in non-cash stock-based compensation. Offsetting these increases was a $0.6 million reduction in professional services related to reduced audit and consulting fees and a $0.3 million reduction in bad debt expense.

        Depreciation and Amortization Expense:    Depreciation and amortization increased $0.4 million from 2008 to 2009. This increase is primarily due to additional depreciation expense associated with assets placed in service in 2009 as a result of capital expenditures throughout the year.

        Impairment of Goodwill and Long-Lived Assets:    As a result of the decline in our stock price during the three months ended September 30, 2008, our stockholders' equity exceeded our equity market capitalization (including the application of a reasonable control premium) as of September 30, 2008 and, as a result, we performed a goodwill impairment assessment as of September 30, 2008. Based on the analysis, a non-cash charge of $149.7 million (pretax) was recorded during the three months ended September 30, 2008 to reduce goodwill to its estimated fair value as of September 30, 2008. Additionally, $0.2 million of miscellaneous asset impairments were recorded throughout 2008.

        No impairments were recorded in 2009.

        Gain on diesel hedge:    A gain of $0.6 million was recognized during the year ended December 31, 2009 in connection with a derivative contract used to hedge the cost of diesel used in our delivery operations. The derivative contract was in-place through December 28, 2009.

        Cost of Antitrust Investigations and Related Litigation, Net of Insurance Proceeds:    During 2009 and 2008, we incurred gross costs of $6.3 million and $15.5 million, respectively, in connection with legal fees and other expenses associated with the antitrust investigation being conducted by the Antitrust Division of the United States Department of Justice and the related litigation. During 2009, these costs were offset by $7.2 million of gains related to reimbursements from one of our insurance carriers. We became aware of and began incurring expenses related to the investigation in March 2008.

        Transaction Costs Related to Merger Agreement:    During 2008, professional service expenses totaling $0.8 million, net of $0.2 million of insurance recoveries, were incurred in connection with the termination of the merger transaction with GSO and the related stockholder litigation.

        No transactions costs related to the merger agreement were recorded in 2009.

        Gain on Property Insurance Settlement:    During 2008, a property insurance claim related to fire damage at one of our manufacturing facilities was settled, which resulted in a one-time gain of $1.0 million.

        Interest Expense, net:    Net interest expense decreased $4.4 million from 2008 to 2009. This decrease was primarily due to lower interest rates on the unhedged portion of our term loan, lower average outstanding balances under the revolving credit facility, and lower interest rates on the hedged portion of the term loan as a result of entering into a new interest rate hedge in February 2009, partially offset by scheduled increases in the interest expense associated with our 10 1/2% senior discount notes and decreases in interest income primarily related to the decline in market interest rates.

        Gain on Bargain Purchase:    In December of 2009, we acquired an entity whose fair value of net assets exceeded the purchase price. As such, we recorded a gain of $0.6 million, net of acquisition costs of $0.1 million.

        Gain on Termination of Merger Agreement:    During 2008, the merger agreement with affiliates of GSO was terminated, which resulted in a one-time $21 million termination fee being paid by GSO. Offsetting this fee was $4 million of fees and expenses incurred by GSO and its third-party consultants in connection with the transaction that we agreed to pay. We received a net payment of $17 million from GSO on February 5, 2008.

        Income Tax Benefit (Expense):    The effective tax rate for continuing operations increased from 15.1% in 2008 to 46.3% in 2009 primarily as result of the non-recurrence of the goodwill impairment charge recorded in 2008, a significant portion of which was non-deductible for income tax purposes and the effects of state margin taxes.

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

        Revenues:    Revenues decreased $9.7 million from 2007 to 2008. This decrease was primarily due to a 5.6% reduction in packaged ice volume sales related to the effect of various economic trends on our customers and the end users of our products and less favorable weather conditions, partially offset by higher average sales prices of approximately 3.3%, and additional volume sales resulting from acquisitions completed in 2007 and 2008 and hurricane activity in July and September 2008.

        Cost of Sales (Excluding Depreciation):    Cost of sales (excluding depreciation) decreased $0.3 million from 2007 to 2008. This decrease in cost of sales was primarily due to the effect of reduced volume sales on labor and third party delivery costs. Partially offsetting these reductions were significant increases in the price of fuel and moderate increases in the prices of plastic bags and electricity related to higher market prices for energy and additional fixed costs associated with acquired operations.

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

        Operating Expenses:    Operating expenses increased $2.6 million from 2007 to 2008. This increase was primarily due to a $3.8 million increase in professional services and a $0.6 million increase in labor and benefits, partially offset by a $2.3 reduction in non-cash stock-based compensation expenses. The increase in labor costs was related to annual wage increases, increased headcount due to acquisitions and the hiring of a new chief executive officer in June 2008 and a new chief operating officer in September 2008. The increase in professional service expenses was the result of $0.2 million of costs related to a potential acquisition that was not completed, $0.4 million in fees to an executive search firm related to the hiring of our new chief executive and chief operating officers and $3.0 million for other professional services. These other professional services were composed primarily of additional audit fees of $1.3 million related to a change in audit firms, $1.2 million of consulting fees related to various corporate projects and initiatives and $0.5 million of costs for miscellaneous accounting and consulting projects.

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

        Key assumptions for the impairment evaluation included the market price of Company's stock and control premium. Based on the evaluation of the Company's stock price and trading activity in September and October 2008, a price of $2.00 per share was used for the analysis as that amount appeared to reflect all related pricing information related to the September 2008 reporting that we had suspended declaring dividends and that Ben D. Key, Executive Vice President—Sales & Marketing, was placed on a paid leave of absence and relieved of his duties.

        During 2008 and 2007, we reviewed a parcel of real estate in each year as a result of the pending sale of the property in accordance with authoritative guidance on impairment and disposal of long-lived assets. As a result of these reviews, impairment charges of $0.2 million and $1.4 million were recorded in 2008 and 2007, respectively.

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

        We generate cash from the sale of packaged ice through traditional delivery methods, by which we manufacture, package and store ice at a central facility and transport it to our customers' retail locations when needed, and through Ice Factories, which manufacture, package and store ice in our customers' retail locations. Our primary uses of cash are (a) cost of sales, (b) operating expenses, (c) debt service, (d) capital expenditures related to replacing and modernizing the capital equipment in our traditional ice plants and acquiring and installing additional Ice Factories, (e) acquisitions,

(f) investments and (g) dividends on our common stock. During 2008, we paid $27.7 million in cash dividends on our common stock; however, on September 15, 2008, we announced that we were suspending the payment of quarterly cash dividends indefinitely. We have been and may continue to be required to use substantial amounts of cash to pay expenses relating to the ongoing investigations by the Antitrust Division of the United States Department of Justice and various other government agencies and related civil litigation. As outlined in Item 3. Legal Proceedings. Historically, we have financed our capital and working capital requirements, including our acquisitions, through a combination of cash flows from operations, borrowings under our revolving credit facilities and operating leases.

        During 2009, capital expenditures totaled $24.5 million, excluding $8.0 million related to the reimbursement of the cost of equipment deployed and subsequently placed under operating leases. Approximately $6.0 million of the total reimbursements were received in 2009, with the remainder being received in January 2010. Capital expenditures were higher than anticipated during 2009 due to changes in the availability and the timing of planned entry into equipment operating leases and the purchases of certain assets. As we have consolidated acquisitions into the existing company infrastructure, we have identified non-core and excess assets which can be disposed of, such as real estate and machinery and equipment. From time to time, we also dispose of other assets which are no longer useful in our operations. As a result of dispositions of these non-core and excess assets, we realized proceeds of approximately $0.6 million in 2009. Our net capital expenditures in 2009 were $23.9 million.

        In 2009, we completed the acquisition of one ice company for a total cash purchase price of approximately $1.1 million, including direct acquisition costs of $0.1 million. We will continue to evaluate acquisition opportunities as they become available. In conjunction with these evaluations, we will consider our liquidity, availability under our credit facilities, mandatory principal repayments under our debt agreements and availability of other capital resources.

Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

        Net cash provided by operating activities was $33.5 million, $52.0 million, and $62.2 million in 2009, 2008 and 2007, respectively. The decrease in cash provided by operations from 2008 to 2009 is primarily due to $10.4 million decline in net income, after adjusting for non-cash expenses and charges, as well as an additional $8.1 million decrease in cash provided by changes in working capital. The working capital change was driven by a decrease in accounts payable and accrued expenses, which was partially offset by decreases in accounts receivable and inventory. The decrease in cash provided by operations from 2007 to 2008 was primarily due to a $13.9 million decline in net income after adjusting for non-cash expenses and charges, offset by a $3.7 million increase in cash provided by changes in working capital. The working capital change was driven by an increase in accrued interest as a result of our 10 1/2% senior notes accruing cash interest beginning November 1, 2008, offset by increases in accounts receivable and inventory resulting from reduced volume sales.

        Net cash used in investing activities was $28.5 million, $1.6 million and $48.4 million in 2009, 2008 and 2007, respectively. Net cash used in investing activities in 2009 was composed of net capital expenditures of $23.9 million, acquisitions of ice companies totaling $1.0 million, equipment deployed in 2009 but subsequently placed under operating leases totaling $2.0 million and the purchase of investments of $1.6 million. Net cash used in investing activities in 2008 was composed of net capital expenditures of $16.0 million and acquisitions of ice companies and a leased manufacturing facility totaling $4.4 million, offset by the receipt of $1.5 million in connection with a property insurance settlement and the release of $17.3 million of restricted cash related to the sale of our non-ice businesses in 2007. The net proceeds from the sale of those businesses were $19.4 million. Our senior credit agreement requires that the net proceeds from the sales be used either to repay term borrowings under the credit facility or to make acquisitions and/or capital expenditures within twelve months of the receipt of such proceeds. Until used, the proceeds were on deposit in a restricted account with the administrative agent under the senior credit facility. Net cash used in investing activities in 2007 was composed of net capital expenditures of $23.4 million, acquisitions of ice companies and a leased manufacturing facility totaling $27.2 million, offset by the release of $2.1 million of restricted cash generated from the sale of our non-ice businesses.

        Net cash used in financing activities was $0.03 million, $28.0 million and $36.1 million in 2009, 2008 and 2007, respectively. The use of cash in financing activities in 2009 was due to the retirement of common stock. The use of cash in financing activities in 2008 and 2007 was primarily the result of the payment of cash dividends to our common stockholders. The amount of dividends paid decreased from $36.2 million in 2007 to $27.7 million in 2008 as result of our decision to discontinue the payment of quarterly cash dividends in September 2008.

Long-term Debt and Other Obligations

        Overview.    At December 31, 2009, we had $390.6 million of total debt outstanding as follows:

  •
  $150.5 million of Reddy Holdings' 10 1/2% senior discount notes due November 1, 2012;

  •
  $240 million of outstanding term loans under our credit facilities which mature on August 12, 2012; and

  •
  $0.1 million of other notes payable.

        Senior Discount Notes.    On October 27, 2004, Reddy Holdings issued $150.5 million in aggregate principal amount at maturity of 10 1/2% senior discount notes due 2012 in a private placement offering. Each senior discount note had an initial accreted value of $663.33 per $1,000 principal amount at maturity. The accreted value of each senior discount note increased from the date of issuance until November 1, 2008 at a rate of 10 1/2% per annum such that the accreted value equaled the stated principal amount at maturity on November 1, 2008. Thereafter, cash interest accrues and will be payable semi-annually beginning May 1, 2009 at a rate of 10 1/2% per annum. The senior discount notes are unsecured obligations of Reddy Holdings and are:

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

        The buildup amount equals 50% of our consolidated net income accrued during the period (treated as one accounting period) from July 1, 2003 to the end of the most recent fiscal quarter for which internal financial statements are available (or, if such consolidated net income is a deficit, minus 100% of such deficit), plus, the net cash proceeds of the issuance of capital stock, subject to certain exceptions, and any cash capital contribution received by us from our stockholders in each case after August 15, 2003 plus the amount by which our indebtedness is reduced on our balance sheet as a result of the conversion or exchange of such indebtedness for our capital stock, plus the net reduction in certain restricted investments made by us, less the amount of certain restricted payments we make from time to time, including, among other things, the payment of cash dividends. As of December 31, 2009, the buildup amount was negative, primarily as a result of the $149.7 million non-cash goodwill impairment charge recognized in 2008. We are not currently permitted to pay dividends under this provision.

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

        Credit Facilities.    On August 12, 2005, Reddy Ice Group, Inc., our wholly-owned subsidiary, entered into new credit facilities in an aggregate principal amount of $300 million with a syndicate of banks, financial institutions and other entities as lenders, including Credit Suisse, Cayman Islands Branch, as Administrative Agent, Wachovia Bank, N.A., JP Morgan Chase Bank, N.A., CIBC World Markets Corp., Bear Stearns Corporate Lending Inc. and Lehman Commercial Paper, Inc. The credit facilities provided for a seven-year term loan in the amount of $240.0 million and a five-year revolving credit facility in the amount of $60.0 million. Proceeds of the term loan were used to repay our prior senior credit facility.

        On January 1, 2007, Reddy Group merged with its wholly-owned subsidiary, Reddy Ice Corporation, with Reddy Corp. being the surviving entity. The credit facilities were amended on that date to allow the merger and to provide for the assumption of the Credit Facilities by Reddy Corp.

        At December 31, 2009, we had $49.2 million of availability under the revolving credit facility, which was net of outstanding standby letters of credit of $10.8 million. The standby letters of credit are used primarily to secure certain operating lease and insurance obligations. Lehman Commercial Paper, Inc. ("LCP") has a $10 million commitment under the revolving credit facility, all of which is unfunded. LCP filed for bankruptcy in October 2008. During the year ended December 31, 2009, we made borrowings under the revolving credit facility. LCP failed to fund its commitments related to such borrowings and we do not believe LCP will fund borrowing requests made in the future. As a result, the amount available to us under the revolving credit facility has been effectively reduced by $10 million.

        Principal balances outstanding under the revolving credit facility bear interest per annum, at our option, at the sum of the base rate plus 0.75% or LIBOR plus 1.75%. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%. At December 31, 2009, the weighted average interest rate of borrowings outstanding under the credit facilities was 1.98%. Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the LIBOR loan exceeds 90 days. Reddy Corp. pays a quarterly fee on the average availability under the revolving credit facility based on an annual rate of 0.5% except as described below.

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

        Our credit facilities contain financial covenants, which include the maintenance of certain financial ratios, as defined in the credit facilities, and are collateralized by substantially all of Reddy Corp.'s assets. At December 31, 2009, Reddy Corp. was in compliance with these covenants. Reddy Holdings guarantees Reddy Corp.'s credit facilities and such guarantee is collateralized by a pledge of the capital stock of Reddy Corp.

        Under the restricted payments covenant in our credit facilities, we generally are restricted from paying dividends to our stockholders from funds received from Reddy Corp., and Reddy Corp. is prohibited from paying dividends and otherwise transferring assets to Reddy Holdings. Reddy Corp. is permitted to pay certain limited dividends to Reddy Holdings, the proceeds of which must be used to maintain Reddy Holdings' corporate existence. During 2009 and 2008, Reddy Corp. transferred $1.0 million to Reddy Holdings under this provision.

        Reddy Corp. may also pay dividends to Reddy Holdings for certain other specified purposes, including the payment of cash dividends by Reddy Holdings to its stockholders and the payment of cash interest on our senior discount notes, in an amount not greater than our Cumulative Distributable Cash for the period (taken as one accounting period) from July 1, 2005 to the end of our most recently-ended fiscal quarter for which a covenant compliance certificate under our credit facilities has been delivered to the lenders. As of December 31, 2009, the amount of Cumulative Distributable Cash was $114 million. Such dividends may only be paid if Reddy Corp.'s leverage ratio for the most recently ended fiscal quarter is less than or equal to 3.75 to 1.0. In addition, the credit facilities preclude Reddy Corp. from declaring or paying such dividends if a default or event of default under the credit facilities has occurred and is continuing. In particular, it will be an event of default if Reddy Corp.'s leverage ratio exceeds 4.0 to 1.0 or Reddy Corp.'s interest coverage ratio is less than 3.25 to 1.0. If at the end of any fiscal quarter, Reddy Corp.'s leverage ratio is greater than 3.75 to 1.0, and therefore Reddy Corp. is not permitted to pay dividends, Reddy Corp. will be required by our credit facilities to apply 50% of Reddy Corp.'s Available Cash generated during each such quarter, if positive, to make a mandatory prepayment of the loans under our credit facilities. If Reddy Corp. is not able to pay dividends to Reddy Holdings, Reddy Holdings may not be able to pay the interest due under our senior discount notes, which would cause a default under the indenture governing our senior discount notes. A default under our senior discount notes would also result in a default under our credit facilities.

        At December 31, 2009 Reddy Holdings had $4.2 million of cash on hand that was not subject to restrictions under our credit facilities.

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

        The following table presents Adjusted EBITDA for the twelve month period ended December 31, 2009 on a pro forma basis after giving effect to the adjustments permitted under the description of the definition of Adjusted EBITDA set forth above. Adjusted EBITDA is different from EBITDA that is derived solely from GAAP components. Adjusted EBITDA should not be construed as an alternative to net income (loss), cash flows from operations or net cash from operating or investing activities as defined by GAAP, and it is not necessarily indicative of cash available to fund our cash needs as determined in accordance with GAAP. In addition, not all companies use identical calculations, and this presentation may not be comparable to similarly titled measures of other companies. A reconciliation of net income to EBITDA and Adjusted EBITDA follows the table.

        The following table sets forth pro forma Adjusted EBITDA as calculated under our credit facilities and the financial ratio covenants contained in the credit facilities:

Year Ended December 31, 2009
(unaudited, in thousands)
Pro forma adjusted EBITDA	$66,245
Total leverage ratio	3.6:1.0
Interest coverage ratio	7.0:1.0

        The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA:

Year Ended December 31, 2009
(In thousands)
Net income	$4,234
Depreciation expense related to cost of sales	21,406
Depreciation and amortization expense	7,066
Interest expense	26,802
Interest income	(133)
Income tax expense	3,658

EBITDA	63,033
Other non-cash charges:
Stock-based compensation expense	1,951
Loss on dispositions of assets	2,329
Gain on bargain purchase, net of acquisition costs(a)	(582)
Reddy Holdings items:
Cost of antitrust investigations and related litigation(b)	(891)

Adjusted EBITDA	$65,840

Acquisition adjustments(c)	405

Pro forma adjusted EBITDA	$66,245

(a)
Amount includes $0.1 million of direct acquisition costs as permitted under the definition of Adjusted EBITDA in the credit facilities.

(b)
Represents the elimination of the costs incurred in connection with the ongoing antitrust investigations and related litigation and the related insurance recoveries. The costs related to the antitrust investigations and related civil litigation are excluded from the calculation of Adjusted EBITDA as these costs have been or will be paid by Reddy Holdings. Reddy Holdings is currently paying these costs from the excess cash remaining from the initial public offering of its common stock in August 2005, the funds paid to Reddy Holdings by affiliates of GSO Capital Partners LP in February 2008 in connection with the termination of a merger agreement and insurance proceeds from one of our insurance carriers.

(c)
Represents the incremental Adjusted EBITDA of acquired businesses as if each acquisition had been consummated on the first day of the period presented. All acquisitions included herein were consummated on or before December 31, 2009.

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

        Effective February 17, 2009, we entered into a second interest rate hedging agreement (the "2009 Hedge") to lock the interest rate on a portion of our Term Loan. The 2009 Hedge had a term of 10 months and expired on December 17, 2009. The 2009 Hedge had a notional balance of $50 million from the inception date to July 17, 2009, at which time the notional balance increased to $210 million for the remaining term. We paid a fixed rate of 1.165% on the notional balance outstanding and received an amount equal to 1-month LIBOR. Any net payable or receivable amount was settled monthly. We used interest rate hedges to minimize the risk of increases in floating interest rates. The interest rate hedges were not for trading purposes and were accounted for as cash flow hedges.

        Diesel Hedging Agreement.    On February 2, 2009, we entered into a hedge to fix the price per gallon of a portion of our diesel fuel requirements (the "Diesel Hedge"). The Diesel Hedge began February 2, 2009 and expired on December 28, 2009. The notional amount of gallons hedged changed on a monthly basis to match our anticipated utilization. We paid a fixed rate of $1.55 per gallon (wholesale basis) and received an amount equal to a wholesale index rate. Any net payable or receivable amount was settled monthly. We used the Diesel Hedge to minimize the risk of rising fuel prices. The hedge was not for trading purposes and was accounted for as an economic hedge and was not designated as a hedging instrument.

        Liquidity Outlook.    Due to the seasonal nature of our business, we record the majority of our revenues and profits during the months of May through September. The majority of the cash generated from those operations is received between July and November. We expect to fully utilize the excess cash generated from our 2009 selling season during the winter and spring of 2010 to fund our operations, debt service, capital expenditures and acquisitions.

        Our capital expenditures are used to maintain and expand our traditional ice and ISB operations. In the normal course of our business, we dispose of obsolete, worn-out and unneeded assets and have historically applied those funds against capital expenditures. We currently estimate that our capital expenditures for 2010 will be approximately $19 million to $21 million net of dispositions and operating leases; however, if additional liquidity becomes available, we expect capital expenditures to increase in order to accelerate our strategic growth.

        Based on our expected level of operations, we believe that cash flows from operations, together with available borrowings under our revolving credit facility, will be adequate to meet our future liquidity needs for at least the next twelve months. As of February 10, 2010, we had approximately $10.6 million of cash on hand at Reddy Holdings, approximately $31.5 million of cash at Reddy Corp. and approximately $39.2 million of availability under our revolving credit facility, which reflected outstanding standby letters of credit of $10.8 million and a $10 million reduction based on the expected non-performance by LCP of its commitment under our revolving credit facility. A limited amount of borrowings under our revolving credit facility are expected to occur in the spring as our cash flows from operations decline to their lowest point during March and April due to reduced sales in January and February. We incur a substantial portion of our annual capital expenditures prior to the summer selling season and we need to finance seasonal increases in accounts receivable and inventories as temperatures and sales volumes begin to increase in April and May. We expect availability under our revolving credit facility to be no less than $30 million though the expiration of the facility on August 12, 2010. We are managing our cash position and capital requirements over the next 12 months to allow us to operate without the revolving credit facility after the expiration date. We currently project having sufficient cash on hand at the end of 2010 to allow us to safely operate throughout 2011. On February 19, 2010, we announced that Reddy Corp. intends to offer to exchange in a private placement new senior secured notes for our outstanding Discount Notes due in 2012 and that Reddy Corp. intends to commence an offering, subject to market and other conditions, of $300 million aggregate principal amount of senior secured notes in a private offering. We intend to use the proceeds of the offering to refinance our existing Term Loan and to pay estimated transaction fees and expenses, with the balance retained for general corporate purposes, including funding future growth initiatives identified in our strategic planning process and acquisitions. The exchange offer will be subject to certain conditions and we have the right to waive these conditions or to terminate or withdraw the exchange offer at any time and for any reason prior to the fulfillment or waiver of the conditions to the offer.

        As noted previously, we record the majority of our sales and any profits during the months of May through September and the majority of the cash generated from those operations is received in July through November, by which time, we expect to have repaid all amounts borrowed under our revolving credit facility in the spring, fund current capital expenditures and debt service and build up cash balances. We expect to be in compliance with our debt covenants over the next twelve months, however, in the event that we are in jeopardy of a dividend suspension period under Reddy Corp.'s credit facilities, or the margin of compliance with the leverage ratio financial covenant in Reddy Corp.'s credit facilities narrows, we could use a portion of our excess cash or revolving credit facility availability to pay down principal on the term loan, contribute Reddy Ice Holdings' cash to Reddy Corp., take operational action or defer capital expenditures and controllable expenses to maintain compliance.

        Interest expense on our senior discount notes (see "—Senior Discount Notes") became payable in cash on a semi-annual basis beginning May 1, 2009. The annual cash obligation for this interest is $15.8 million. Expenses in connection with the antitrust investigations and related civil litigation may require the use of cash on hand at Reddy Holdings or Reddy Corp. or borrowings under our revolving credit facility. As of February 10, 2010, our cash on hand at Reddy Holdings, net of accrued expenses related the antitrust investigations and related civil litigation, was approximately $9.6 million. Based on the current status of the investigation and related civil litigation and projected expenses, we believe Reddy Holdings' cash balance will be sufficient to fund these expenses for the next twelve months, however this expectation includes assumptions regarding matters beyond our control or knowledge. If Reddy Holdings were to require additional cash to fund its expenses related to the antitrust investigations, Reddy Corp. has the ability under the credit facility to transfer $1.0 million to Reddy Holdings in each of 2010 and 2011 and Reddy Holdings is permitted to raise at least $10 million in additional debt. We have received reimbursements of $7.2 million to date from one of our insurance carriers as reimbursements of certain legal expenses and are working to maximize any additional potential reimbursements. The amount of any future reimbursements cannot be estimated at this time.

        Contractual Obligations.    The table below summarizes the future payments due under our significant contractual obligations as of December 31, 2009:

	Total	2010	2011	2012	2013	2014	2015 and thereafter
	(in millions)
Long-term debt(1)	$448.1	$20.6	$20.6	$406.7	$—	$—	$0.2
Operating leases	54.2	15.8	14.1	11.7	6.7	3.7	2.2
Purchase obligations(2)	51.0	18.5	16.8	15.7	—	—	—
Uncertain tax positions(3)	0.1	0.1	—	—	—	—	—

Total contractual obligations	$553.4	$55.0	$51.5	$434.1	$6.7	3.7	$2.4

(1)
Includes estimated cash interest to be paid over the remaining terms of the debt.

(2)
Consists of our obligation to purchase (i) 9,500 merchandisers during the period from September 8, 2009 to December 31, 2012 under a supply agreement that expires December 31, 2012, (ii) 250 million bags per year under a supply agreement that expires on December 31, 2012 and (iii) preferred units of an ice machine leasing and service company, which can be canceled at any time.

(3)
Due to the uncertainty related to the timing and reversal of uncertain tax positions, only the short-term uncertain tax benefits have been provided in the table above. The long-term amounts excluded from the table above were approximately $3.0 million.

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

Intangible Assets	Useful Life
Goodwill	Indefinite life
Trade name	Indefinite life
Patent	Remaining legal life as of acquisition date
Customer relationships	Straight line method over economic lives of eight to 30 years
Debt issue costs	Effective interest method over the term of the debt

        Reserves for Claims.    We are exposed to various claims relating to our business, including those for which we retain portions of the losses through the application of deductibles and self-insured retentions. These claims include workers compensation claims, automobile claims for injury or property damage involving our fleet and general liability claims typically involving certain slip and fall injuries at customer locations. These types of claims may take time to resolve and, accordingly, the ultimate liability associated with a particular claim may not be known for a period of time. Our methodology for developing self-insurance reserves is based on management estimates, which incorporate periodic actuarial valuations. Our estimation process considers, among other matters, the cost of known claims over time, cost inflation and incurred but not reported claims. These estimates may change based on, among other things, changes in our claims history or receipt of additional information relevant to assessing the claims. Further, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or settlements at higher than estimated amounts. Accordingly, we may be required to increase or decrease our reserve levels.

        Impairment of Goodwill and Long-Lived Assets.    In accordance with authoritative guidance on impairment or disposal of long-lived assets, long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The determination of recoverability of long-lived assets and certain other identifiable intangible assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition. Measurement of an impairment loss for long-lived assets and other intangible assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or net realizable value. In accordance with authoritative guidance on goodwill and other intangible assets, goodwill is evaluated using a market valuation approach, based on valuations of comparable businesses, multiples of earnings of comparable businesses and discounted cash flows. Goodwill and certain other intangible assets are evaluated at each fiscal year end and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. At December 31, 2009, we considered the market value of our stock and a reasonable control premium to evaluate the recoverability of our goodwill.

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

        Income Taxes.    We account for income taxes under the liability method, which requires, among other things, recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Under this method, deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and the recognition of available tax carryforwards. We account for the benefit from uncertain tax positions only if it is more likely than not that the tax positions will be sustained upon examination by taxing authorities having full knowledge of all relevant information. Interest and penalties related to uncertain tax liabilities are included in tax expense.

        Revenue Recognition.    Revenues are recognized when persuasive evidence of an arrangement exists, delivery of packaged ice products has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. There is no right of return with respect to the delivered packaged ice products.

        Stock-based Compensation.    Stock-based compensation expense is measured at the grant date based on the fair values of the awards and is recognized as expense over the period in which the stock-based compensation vests.

Recently Adopted Accounting Pronouncements

        In February 2008, the FASB delayed the effective date of the authoritative guidance on nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. We elected to defer the adoption of the guidance for nonfinancial assets and nonfinancial liabilities until January 1, 2009. The adoption of this guidance on January 1, 2009 had no impact on our results of operations and financial position. No assets and liabilities are measured at fair value on a recurring basis as of December 31, 2009.

        In December 2007, the FASB issued authoritative guidance on business combinations. This guidance establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. This guidance significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. The guidance was effective for fiscal years beginning on or after December 15, 2008. The adoption of this standard on January 1, 2009 had no impact on our results of operations and financial position; however, in accordance with the new standard, $0.1 million of acquisition related costs were expensed and a $0.6 million gain on bargain purchase was recognized related to an acquisition completed in 2009.

        In March 2008, the FASB issued authoritative guidance on disclosures about derivative instruments and hedging activities. The guidance will require enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and its related interpretations and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The guidance was effective for fiscal years and interim periods beginning after November 15, 2008. We included the required disclosures under this guidance upon adoption.

        In April 2008, the FASB issued authoritative guidance on determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible. This guidance was effective for fiscal years beginning on or after December 15, 2008 and applied only to intangible assets acquired after the effective date. The adoption of this standard on January 1, 2009 had no impact on our results of operations and financial position.

        In June 2008, the FASB issued authoritative guidance on determining whether instruments granted in share-based payment transactions are participating securities. According to this guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities. As such, they have been included in the computation of basic earnings per share under the two-class method.

        In January 2009, the FASB issued authoritative guidance on disclosure requirements for financial instruments. This guidance requires disclosures about the fair value of financial instruments in interim and annual financial statements. This guidance was effective for interim periods ending after June 15, 2009, but early adoption was permitted for interim periods ending after March 15, 2009. We adopted this guidance in the three months ended June 30, 2009 and have included the required disclosures (see Note 10 to the Consolidated Financial Statements included eleswhere in this Annual Report on Form 10-K).

        In May 2009, the FASB issued authoritative guidance on subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and we adopted this guidance during the three months ended June 30, 2009. The adoption of the guidance did not have an impact on our consolidated results of operations or financial position. We have performed an evaluation of subsequent events through February 19, 2010, which is the date these financial statements were issued.

        In June 2009, the FASB issued the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (the "Codification"). The Codification became the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles ("GAAP"). The Codification did not change GAAP but reorganizes the literature. The Codification was effective for interim and annual periods ending after September 15, 2009, and we adopted the Codification during the three months ended September 30, 2009.

New Accounting Pronouncements

        In December 2009, the FASB issued ASU 2009-17, "Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities." ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009 and for interim periods within the first annual reporting period. The adoption of ASU 2009-17 on January 1, 2010 did not have a material effect on our results of operations and financial position.

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

        As of December 31, 2009, our credit facilities had an outstanding principal balance of $240.0 million at a weighted average interest rate of 1.98% per annum. At December 31, 2009, the 1-month LIBOR rate was 0.23%. If LIBOR were to increase by 1% from that level, the annual increase in interest expense, given our principal balances at December 31, 2009, would be approximately $2.4 million.

ITEM 8.    Financial Statements and Supplementary Data

        The financial statements and supplementary data required hereunder are included in this report as set forth in Item 15(a) of Part IV hereof and are incorporated herein by reference.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

ITEM 9A.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2009. Based on that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

        Management's Report on Internal Control Over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f) and 15d-15(f).

        Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

        Changes in Internal Controls over Financial Reporting.    There has been no change in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        The information called for by this item is hereby incorporated by reference from our Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 11.    Executive Compensation

        The information called for by this item is hereby incorporated by reference from our Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information called for by this item is hereby incorporated by reference from our Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 13.    Certain Relationships and Related Transactions and Director Independence

        The information called for by this item is hereby incorporated by reference from our Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 14.    Principal Accountant Fees and Services

        The information called for by this item is hereby incorporated by reference from our Proxy Statement for the 2010 Annual Meeting of Stockholders.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

  (a)
  The following documents are filed as part of this Annual Report or are incorporated by reference:

  1.
  Financial Statements

  Report of Independent Registered Public Accounting Firm

  Consolidated Balance Sheets as of December 31, 2009 and 2008.

  Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007.

  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2009, 2008 and 2007.

  Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007.

  Notes to Consolidated Financial Statements for the years ended December 31, 2009, 2008 and 2007.

  2.
  Financial Statement Schedules

  Schedule I—Parent Company Financial Statements

        All other financial statement schedules are omitted because the information is not required, is not material or is otherwise included in the consolidated financial statements or notes thereto included elsewhere in this Annual Report.

  3.
  Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Reddy Ice Holdings, Inc., dated August 2, 2005. (Exhibit 3.1)(4)
3.2	Amended and Restated By-Laws of Reddy Ice Holdings, Inc. (Exhibit 3.2)(6)
4.1	Form of Certificate of Common Stock (Exhibit 4.1)(4)
4.2	Reddy Ice Holdings, Inc. Shareholders Agreement, dated August 14, 2003. (Exhibit 9.1)(1)
4.3	Indenture of 10 1/2% Senior Discount Notes due 2012 between Reddy Ice Holdings, Inc. and U.S. Bank National Association dated as of October 27, 2004. (Exhibit 4.2)(2)
4.4	First Supplemental Indenture of 10 1/2% Senior Discount Notes due 2012 between Reddy Ice Holdings, Inc. and U.S. Bank National Association, dated as of July 28, 2005. (Exhibit 4.6) (6)
10.1	Form of Indemnification Agreement between Officers of Reddy Ice Holdings, Inc. and Reddy Ice Holdings, Inc., effective August 14, 2003. (Exhibit 10.2)(1)
10.2	Form of Indemnification Agreement between Officers of Packaged Ice, Inc. and Packaged Ice, Inc. (n/k/a Reddy Ice Corporation), effective August 14, 2003. (Exhibit 10.3)(1)
10.3	Form of Indemnification Agreement between Directors of Reddy Ice Holdings, Inc. and Reddy Ice Holdings, Inc., effective August 14, 2003. (Exhibit 10.4)(1)
10.4	Form of Indemnification Agreement between Directors of Packaged Ice, Inc. and Packaged Ice, Inc. (n/k/a Reddy Ice Corporation), effective August 14, 2003. (Exhibit 10.5)(1)
10.5	Purchase Agreement among Reddy Ice Holdings, Inc., Credit Suisse First Boston LLC, CIBC World Markets Corp. and Bear, Stearns & Co. Inc., dated October 19, 2004. (Exhibit 10.1) (2)
10.6	Registration Rights Agreement among Reddy Ice Holdings, Inc., Credit Suisse First Boston LLC, CIBC World Markets Corp. and Bear, Stearns & Co. Inc. dated October 27, 2004. (Exhibit 10.2)(2)
10.7	Dealer Manager and Consent Solicitation Agreement between Reddy Ice Group, Inc. and Credit Suisse First Boston LLC dated as of March 22, 2005. (Exhibit 10.25)(3)
10.8	Amended and Restated Credit Agreement among Reddy Ice Group, Inc., Various Financial Institutions and Other Persons from Time to Time Parties thereto, Credit Suisse, Cayman Islands Branch, Bear Stearns Corporate Lending Inc., Lehman Commercial Paper Inc. and CIBC World Markets Corp. dated as of August 9, 2005. (Exhibit 10.1)(5)
10.9	Amended and Restated Parent Guaranty and Pledge Agreement, between Reddy Ice Holdings, Inc. and Credit Suisse dated as of August 12, 2005. (Exhibit 10.26)(6)
10.10	First Amendment and Assumption Agreement among Reddy Ice Holdings, Inc., Reddy Ice Group, Inc., Reddy Ice Corporation, the Lenders and Credit Suisse, Cayman Islands Branch, dated as of December 29, 2008. (Exhibit 10.22)(8)

Exhibit No.		Description
10.11		Amended and Restated Borrower Pledge and Security Agreement between Reddy Ice Corporation and Credit Suisse, Cayman Islands Branch dated as of January 1, 2007. (Exhibit 10.23)(8)
10.12		Reddy Ice Holdings, Inc. 2005 Long Term Incentive and Share Award Plan, as amended on May 20, 2009. (Exhibit 4.1)(9)
10.13		Form of Restricted Share Unit Agreement for certain members of management. (Exhibit 10.1)(7)
10.14		Form of Restricted Share Unit Agreement. (Exhibit 10.2)(7)
10.15		Form of Restricted Stock Agreement of Mr. Cassagne, Mr. Janusek and Mr. Smith (Exhibit 10.4)(10)
10.16		Form of Restricted Stock Agreement of certain other Executive Officers (Exhibit 10.5)(10)
10.17		Form of Non-Qualified Stock Option Agreement of Mr. Cassagne, Mr. Smith and Mr. Janusek (Exhibit 10.1)(10)
10.18		Form of Non-Qualified Stock Option Agreement of certain other Executive Officers (Exhibit 10.1)(10)
10.19		Form of Severance Agreement for Mr. Cassagne, Mr. Janusek and Mr. Smith (Exhibit 10.1)(11)
10.20		Form of Severance Agreement for a certain other Executive Officer (Exhibit 10.2)(11)
10.21		Form of Severance Agreement for certain other Executive Officers (Exhibit 10.2)(11)
11.1	*	Statement Regarding Computation of Per Share Earnings
12.1	*	Statements Regarding Computation of Ratios
14.1	†	Code of Business Conduct and Ethics, dated December 7, 2009
21.1		List of subsidiaries. (Exhibit 21.1)(8)
23.1	†	Consent of PricewaterhouseCoopers LLP.
31.1	†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	Section 1350 Certification of Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	†	Section 1350 Certification of Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(7)
Filed as an Exhibit to our Form 8-K filed with the Commission on November 4, 2005 and incorporated herein by reference.

(8)
Filed as an Exhibit to our Form 10-K filed with the Commission on March 14, 2007 and incorporated herein by reference.

(9)
Filed as an Exhibit to our Form S-8 filed with the Commission on May 20, 2009 and incorporated herein by reference.

(10)
Filed as an Exhibit to our Form 10-Q filed with the Commission on May 1, 2009 and incorporated herein by reference.

(11)
Filed as an Exhibit to our Form 8-K filed with the Commission on January 6, 2010 and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDY ICE HOLDINGS, INC.
By:	/s/ STEVEN J. JANUSEK Steven J. Janusek Chief Financial and Accounting Officer

February 19, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ GILBERT M. CASSAGNE Gilbert M. Cassagne	Chairman of the Board, Chief Executive Officer and President	February 19, 2010
/s/ WILLIAM P. BRICK William P. Brick	Director	February 19, 2010
/s/ KEVIN J. CAMERON Kevin J. Cameron	Director	February 19, 2010
/s/ THEODORE J. HOST Theodore J. Host	Director	February 19, 2010
/s/ MICHAEL S. MCGRATH Michael S. McGrath	Director	February 19, 2010
/s/ MICHAEL H. RAUCH Michael H. Rauch	Director	February 19, 2010
/s/ ROBERT N. VERDECCHIO Robert N. Verdecchio	Director	February 19, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Reddy Ice Holdings, Inc.

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Reddy Ice Holdings, Inc. and its subsidiary at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2009 and 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 12 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
February 19, 2010

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,649	$39,684
Accounts receivable, net	26,289	27,879
Inventories, parts and supplies	11,057	12,323
Prepaid expenses and other current assets	3,840	3,218
Deferred tax assets	1,744	1,945

Total current assets	87,579	85,049
PROPERTY AND EQUIPMENT, net	215,853	213,015
GOODWILL	79,493	79,493
OTHER INTANGIBLES, net	70,429	76,640
INVESTMENTS	1,648	—
OTHER ASSETS	663	362

TOTAL	$455,665	$454,559

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$1	$—
Revolving credit facility	—	—
Accounts payable	13,536	19,106
Accrued expenses	13,620	16,486
Derivative liability	—	2,564

Total current liabilities	27,157	38,156
LONG-TERM OBLIGATIONS	390,601	390,500
DEFERRED TAXES AND OTHER LIABILITIES, net	29,111	25,031
COMMITMENTS AND CONTINGENCIES (Note 16)	—	—
STOCKHOLDERS' EQUITY:
Preferred stock; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; 22,579,016 and 22,114,116 shares issued and outstanding at December 31, 2009 and 2008, respectively	226	221
Additional paid-in capital	223,312	221,824
Accumulated deficit	(214,742)	(218,976)
Accumulated other comprehensive loss	—	(2,197)

Total stockholders' equity	8,796	872

TOTAL	$455,665	$454,559

See accompanying notes to consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(in thousands, except per share amounts)
Revenues	$312,331	$329,298	$339,038
Cost of sales (excluding depreciation)	198,241	214,905	215,204
Depreciation expense related to cost of sales	21,406	20,796	19,832

Gross profit	92,684	93,597	104,002
Operating expenses	50,782	47,550	44,981
Depreciation and amortization expense	7,066	6,715	6,176
Loss on dispositions of assets	2,329	1,869	1,743
Impairment of goodwill and long-lived assets (Note 2)	—	149,905	1,440
Gain on diesel hedge	(581)	—	—
Cost of antitrust investigations and related litigation, net of insurance proceeds (Note 16)	(891)	15,524	—
Transaction costs related to merger agreement (Note 1)	—	835	2,456
Gain on property insurance settlement	—	(1,036)	—

Income (loss) from operations	33,979	(127,765)	47,206
Interest expense	(26,802)	(31,893)	(31,307)
Interest income	133	825	852
Gain on bargain purchase, net of acquisition costs	582	—	—
Gain on termination of merger agreement (Note 1)	—	17,000	—

Income (loss) from continuing operations before income taxes	7,892	(141,833)	16,751
Income tax (expense) benefit	(3,658)	21,402	(7,347)

Income (loss) from continuing operations	4,234	(120,431)	9,404
Income from discontinued operations, net of tax	—	—	939

Net income (loss)	$4,234	$(120,431)	$10,343

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.19	$(5.47)	$0.43
Income from discontinued operations	—	—	0.04

Net income (loss)	$0.19	$(5.47)	$0.47

Weighted average common shares outstanding	22,364	22,025	22,125

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.19	$(5.47)	$0.42
Income from discontinued operations	—	—	0.04

Net income (loss)	$0.19	$(5.47)	$0.46

Weighted average common shares outstanding	22,537	22,025	22,251

Cash dividends declared per share	—	$0.84	$1.66

See accompanying notes to consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
					Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit		Total
Balance at January 1, 2007	21,809	$218	$216,802	$(51,990)	$2,618	$167,648
Cumulative effect of change in accounting principle (see Note 12)	—	—	—	(1,835)	—	(1,835)
Compensation expense related to stock-based awards	—	—	3,879	—	—	3,879
Cash dividends declared	—	—	—	(36,570)	—	(36,570)
Vesting of restricted stock units	191	2	(2)	—	—	—
Comprehensive income:
Net income	—	—	—	10,343	—	10,343
Change in fair value of derivative	—	—	—	—	(3,483)	(3,483)

Total comprehensive income						6,860

Balance at December 31, 2007	22,000	$220	$220,679	$(80,052)	$(865)	$139,982
Compensation expense related to stock-based awards	—	—	1,611	—	—	1,611
Cash dividends declared	—	—	—	(18,493)	—	(18,493)
Issuance of restricted stock	50	—	—	—	—	—
Vesting of restricted stock units	83	1	(1)	—	—	—
Repurchase and retirement of common stock	(19)	—	(199)	—	—	(199)
Tax deficiency in connection with vesting of restricted stock units	—	—	(266)	—	—	(266)
Comprehensive loss:
Net loss	—	—	—	(120,431)	—	(120,431)
Change in fair value of derivative	—	—	—	—	(1,332)	(1,332)

Total comprehensive loss						(121,763)

Balance at December 31, 2008	22,114	$221	$221,824	$(218,976)	$(2,197)	$872

Compensation expense related to stock-based awards	—	—	1,951	—	—	1,951
Issuance of restricted stock	373	4	(4)	—	—	—
Vesting of restricted stock units	104	1	(1)	—	—	—
Repurchase and retirement of common stock	(12)	—	(26)	—	—	(26)
Tax deficiency in connection with vesting of restricted stock units	—	—	(432)	—	—	(432)
Comprehensive income:
Net income	—	—	—	4,234	—	4,234
Change in fair value of derivatives	—	—	—	—	2,197	2,197

Total comprehensive income						6,431

Balance at December 31, 2009	22,579	$226	$223,312	$(214,742)	$—	$8,796

See accompanying notes to consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,234	$(120,431)	$10,343
Adjustments to reconcile net income (loss) to net cash provided by operating activities (excluding working capital from acquisitions):
Depreciation and amortization expense	28,472	27,511	26,927
Amortization of debt issue costs and debt discounts	1,458	13,719	14,903
Gain on bargain purchase	(661)	—	—
Deferred tax expense (benefit)	2,883	(22,083)	7,311
Loss on disposition of assets	2,329	1,869	1,726
Gain on sale of discontinued operations	—	—	(1,407)
Stock-based compensation expense	1,951	1,611	3,879
Impairment of goodwill and long-lived assets	—	149,905	1,440
Gain on property insurance settlement	—	(1,036)	—
Excess tax benefits from stock-based compensation	—	—	(190)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivables	1,591	(1,034)	(939)
Inventories, parts and supplies	1,325	(1,527)	639
Prepaid assets	(890)	146	(998)
Accounts payable, accrued expenses and other	(9,164)	3,379	(1,398)

Net cash provided by operating activities	33,528	52,029	62,236

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(24,465)	(18,004)	(24,605)
Cost of equipment to be placed under operating leases	(7,995)	—	—
Reimbursement of the cost of equipment placed under operating leases	5,994	—	—
Proceeds from dispositions of property and equipment	590	2,006	1,193
Cost of acquisitions, net of cash acquired	(1,025)	(3,934)	(26,842)
Cost of purchases of leased assets	—	(425)	(367)
Purchase of investments	(1,648)	—	—
Other intangible asset additions	(21)	—	—
Proceeds from the sale of non-ice businesses	—	—	19,403
Decrease (increase) in restricted cash and cash equivalents, net	—	17,262	(17,262)
Proceeds from property insurance settlement	—	1,496	—
Issuance of note receivable	(450)	—	—
Collection of note receivable	483	23	43

Net cash used in investing activities	(28,537)	(1,576)	(48,437)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends and other distributions to stockholders	—	(27,733)	(36,158)
Excess tax benefits from stock-based compensation	—	—	190
Repurchase and retirement of common stock	(26)	(199)	—
Repayment of debt	—	(20)	(82)

Net cash used in financing activities	(26)	(27,952)	(36,050)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,965	22,501	(22,251)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	39,684	17,183	39,434

CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,649	$39,684	$17,183

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$28,439	$15,672	$16,726

Cash receipts of interest income	$117	$877	$954

Cash payments for income taxes	$658	$1,145	$152

Borrowings under the revolving credit facility	$6,667	$55,000	$78,150

Repayments under the revolving credit facility	$(6,667)	$(55,000)	$(78,150)

Cash dividends declared, not paid	$—	$—	$9,240

Capitalized interest	$—	$—	$344

Increase (decrease) in fair value of interest rate derivative	$2,564	$(1,036)	$(4,147)

Additions to property and equipment included in accounts payable	$1,834	$1,076	$1,475

See accompanying notes to consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

        Reddy Ice Holdings, Inc. ("Reddy Holdings"), and its wholly-owned subsidiary, Reddy Ice Corporation ("Reddy Corp."), referred to collectively as the "Company", manufactures and distributes packaged ice products. The Company consists of a single operating segment.

        On August 12, 2005, Reddy Holdings completed an initial public offering of its common stock. As a result of the offering, Reddy Holdings' common shares are publicly traded on the New York Stock Exchange under the ticker symbol "FRZ".

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

        On January 31, 2008, the Company reached an agreement with affiliates of GSO to terminate the Merger Agreement. A settlement agreement (the "Settlement Agreement") was entered into which released all parties from any claims related to the contemplated acquisition and provided for a $21 million termination fee to be paid by GSO. The Company agreed to pay up to $4 million of fees and expenses incurred by GSO and its third-party consultants in connection with the transaction. The Company received a net payment of $17 million on February 5, 2008. During 2008 and 2007, the Company incurred $0.8 million and $2.5 million, respectively, of legal and other professional service expenses in connection with the transaction and the related stockholder litigation (see Note 16). Such costs are included in the caption "Transaction costs related to the merger agreement" in the consolidated statements of operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation.    The consolidated financial statements include the accounts of Reddy Holdings and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Cash and Cash Equivalents.    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Book overdrafts are reclassified to accounts payable. The amount reclassified to accounts payable as of December 31, 2009 and 2008 was $4.4 million and $8.6 million, respectively.

        Accounts Receivable.    Accounts receivable are net of allowances for doubtful accounts of $0.2 million and $0.7 million at December 31, 2009 and 2008, respectively. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make the required payments on their accounts. The estimated losses are based on past experience with similar accounts receivable. If the financial condition of the Company's customers were to deteriorate,

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

resulting in an impairment of their ability to make payments, additional allowances may be required. The following table represents the roll-forward of the allowance for doubtful accounts:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Beginning balance	$725	$569	$552
Charges to expense	(87)	257	218
Write-offs and other adjustments	(454)	(101)	(201)

Ending balance	$184	$725	$569

        As of December 31, 2009, Accounts Receivable, net includes $6.6 million of reimbursements that were received in January 2010 from one of the Company's insurance carriers relating to the reimbursement of costs of the ongoing antitrust investigations and related civil litigation as detailed in the settlement agreement dated December 31, 2009.

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

        Property and equipment.    Property and equipment is carried at cost and is being depreciated on a straight-line basis over estimated lives of 10 to 40 years for buildings and site improvements and 2 to 20 years for plant, equipment and machinery. Leasehold improvements are depreciated over the shorter of the remaining lease term or the asset's useful life. Maintenance and repairs are charged to expense as incurred, while capital improvements that extend the useful lives of the underlying assets are capitalized.

        Goodwill and Other Intangibles.    The Company does not amortize its goodwill and certain intangible assets with an indefinite life. Other intangible assets include the following that are amortized over their useful lives:

Intangible Assets	Useful Life
Goodwill	Indefinite life
Trade name	Indefinite life
Patent	Remaining legal life as of acquisition date
Customer relationships	Straight line method over economic lives of eight to 30 years
Debt issue costs	Effective interest method over the term of the debt

        Investments.    The Company evaluates all investments for consolidation, equity method or cost method accounting treatment based on the Company's ability to control or exert significant influence over the investee. The Company's investments in preferred stock are also evaluated to determine if such investments are in-substance common stock. Investments in preferred stock that are not in-substance common stock are accounted for using the cost method.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Self-Insurance Reserve.    The Company is insured for general liability, workers' compensation and automobile liability, subject to deductibles or self-insured retentions per occurrence. Losses within these deductible amounts are accrued based upon the aggregate liability for reported claims incurred, as well as an estimated liability for claims incurred but not yet reported. The Company is also self-insured for group medical claims but maintains "stop loss" insurance.

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

        In 2008 and 2007, the Company reviewed one piece of real estate each year as a result of a pending sale of the property. As a result of these reviews, the Company recorded impairment charges of $0.2 million and $1.4 million during the years ended December 2008 and 2007, respectively.

        Impairment of Goodwill.    Goodwill is evaluated using a market valuation approach. The Company evaluates goodwill at each fiscal year end and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

        Key assumptions for the impairment evaluation included the market price of the Company's stock and the application of a reasonable control premium. Based on the evaluation of the Company's stock price and trading activity in September and October 2008, a price of $2.00 per share was used for the analysis as that amount appeared to reflect all related pricing information related to the September 2008 reporting that the Company had suspended declaring dividends and that Ben D. Key, Executive Vice President—Sales & Marketing, was placed on a paid leave of absence and relieved of his duties.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        A goodwill rollforward for the years ended December 31, 2009 and 2008 follows:

	2009	2008
	(in thousands)
Goodwill—gross	$229,188	$226,591
Accumulated impairment losses	(149,695)	—

Balance as of January 1	79,493	226,591
Goodwill acquired	—	1,935
Purchase accounting adjustments	—	662
Impairment losses	—	(149,695)

Goodwill change during the year	—	(147,098)
Goodwill—gross	229,188	229,188
Accumulated impairment losses	(149,695)	(149,695)

Balance as of December 31	$79,493	$79,493

        Income Taxes.    The Company accounts for income taxes under the liability method, which requires, among other things, recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. Under this method, deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and the recognition of available tax carryforwards. The Company projects the utilization of deferred income tax assets and estimates appropriate valuation allowances, if necessary. The Company accounts for the benefit from uncertain tax positions only if it is more likely than not that the tax positions will be sustained upon examination by taxing authorities having full knowledge of all relevant information. Interest and penalties related to uncertain tax liabilities are included in tax expense.

        Revenue Recognition.    Revenues are recognized when persuasive evidence of an arrangement exists, delivery of packaged ice products has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. There is no right of return with respect to the delivered packaged ice products.

        Rebates.    Rebates paid to the Company's customers are accrued as a reduction of revenues as earned by the customer. Rebates to be received from the Company's vendors are accrued as a reduction of costs as earned.

        Shipping and Handling Costs.    Shipping and handling costs are included in the caption "Costs of sales (excluding depreciation)" in the consolidated statements of operations.

        Earnings Per Share.    The computation of net income (loss) per share is based on net income (loss) divided by the weighted average number of shares outstanding. For the year ended December 31, 2008, there were 0.3 million shares of dilutive securities which were not included in the computation of diluted net loss per share as their effect would be anti-dilutive. Restricted shares include rights to receive dividends that are not subject to the risk of forfeiture even if the underlying restricted shares on which the dividends were paid do not vest. Unvested share-based payment awards that contain non-forfeitable rights to dividends are deemed participating securities and are included in the

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

calculation of basic net income per share. Since restricted shares do not include an obligation to share in losses, they are excluded from the basic net loss per share calculation. Accordingly, 33,478 restricted shares were excluded from the computation of basic net loss per share for the year ended December 31, 2008. All shares outstanding at December 31, 2009 and 2007 were included in the computation of basic earnings per share.

	Year Ended December 31,
	2009	2008	2007
	(in thousands, except per share amounts)
Net income (loss) for basic and diluted computation	$4,234	$(120,431)	$10,343

Basic net income (loss) per share:
Weighted average common shares outstanding	22,364	22,025	22,125

Income (loss) from continuing operations	$0.19	$(5.47)	$0.43
Income from discontinued operations	—	—	0.04

Net income (loss)	$0.19	$(5.47)	$0.47

Diluted net income (loss) per share:
Weighted average common shares outstanding	22,364	22,025	22,125
Shares issuable from assumed conversion of restricted share units and options	173	—	126

Weighted average common shares outstanding, as adjusted	22,537	22,025	22,251

Income (loss) from continuing operations	$0.19	$(5.47)	$0.42
Income from discontinued operations	—	—	0.04

Net income (loss)	$0.19	$(5.47)	$0.46

        Fair Values of Financial Instruments.    The Company's financial instruments consist primarily of debt obligations and an interest rate hedge agreement. See Note 10 regarding the fair value of these instruments.

        Hedging Agreements.    The Company recognizes all derivative instruments as assets or liabilities on the consolidated balance sheets. Such derivative instruments are measured at fair value.

        The Company's interest rate hedge was accounted for as a cash flow hedge. The differential to be paid or received on the interest rate hedge was accrued as interest rates change and was recognized over the life of the agreement as an increase or decrease in interest expense. The Company did not use this instrument for trading purposes. The Company entered into this hedging arrangement for the purpose of hedging the anticipated cash payments for interest associated with its variable rate debt. The effect of this instrument was to lock the interest rate on a portion of the Company's variable rate term debt.

        The Company's diesel fuel hedge was not for trading purposes and has been accounted for as an economic hedge and was not designated as a hedging instrument. Changes in the fair value of the diesel fuel hedge are reflected in the consolidated statements of operations each period. The Company used the diesel fuel hedge to minimize the risk of rising fuel prices.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Stock-based compensation.    During the years ended December 31, 2009, 2008 and 2007, the Company had a stock-based employee compensation plan, the Reddy Ice Holdings, Inc. Long Term Incentive and Share Award Plan, as amended (the "2005 Equity Incentive Plan") under which stock options and other forms of equity compensation may be granted from time to time. Additionally, prior to its termination by the Board of Directors on July 1, 2007, the Company was also able to grant stock options under the Reddy Ice Holdings, Inc. 2003 Stock Option Plan (the "2003 Stock Option Plan"). See Note 14 for further information regarding the plans. On May 20, 2009, the stockholders of Reddy Holdings approved an amendment to the 2005 Equity Incentive Plan, which increased the number of shares of common stock available to be issued to employees, directors and certain third parties in connection with various incentive awards, including stock options, restricted shares and restricted share units to 2,750,000 shares.

        The Company measures the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The grant date fair value is estimated using the Black-Scholes option-pricing model for options and a market observed price for restricted stock and restricted share units. Such cost is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The Company estimates the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.

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

        Concentration of Credit.    From time to time, the Company maintains cash balances at financial institutions in excess of federally insured limits. Accounts receivable potentially expose the Company to concentrations of credit risk. The Company provides credit in the normal course of business to certain customers in a variety of industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Because customers are dispersed among various geographic markets and industries, the Company's credit risk to any one customer or state economy is generally not significant. Revenues from one group of affiliated customers represented approximately 14%, 12%, and 12% of the Company's consolidated revenues in 2009, 2008 and 2007, respectively.

        New Accounting Pronouncements.    In February 2008, the FASB delayed the effective date of the authoritative guidance on nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company elected to defer the adoption of the guidance for nonfinancial assets and nonfinancial liabilities until January 1, 2009. The adoption of this guidance on January 1, 2009 had no impact on the Company's results of operations and financial position. No assets and liabilities are measured at fair value on a recurring basis as of December 31, 2009.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In December 2007, the FASB issued authoritative guidance on business combinations. This guidance establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. This guidance significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. The guidance was effective for fiscal years beginning on or after December 15, 2008. The adoption of this standard on January 1, 2009 had no impact on the Company's results of operations and financial position; however, in accordance with the new standard, $0.1 million of acquisition related costs were expensed and a $0.6 million gain on bargain purchase was recognized related to an acquisition completed in 2009.

        In March 2008, the FASB issued authoritative guidance on disclosures about derivative instruments and hedging activities. The guidance requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and its related interpretations and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The guidance was effective for fiscal years and interim periods beginning after November 15, 2008. The Company included the required disclosures under this guidance upon adoption.

        In April 2008, the FASB issued authoritative guidance on determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible. This guidance is effective for fiscal years beginning on or after December 15, 2008 and applied only to intangible assets acquired after the effective date. The adoption of this standard on January 1, 2009 had no impact on the Company's results of operations and financial position.

        In June 2008, the FASB issued authoritative guidance on determining whether instruments granted in share-based payment transactions are participating securities. According to this guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities. As such, they should be included in the computation of basic earnings per share under the two-class method. This guidance was effective for fiscal years beginning on or after December 15, 2008. All prior period EPS data presented after adoption has been adjusted retrospectively to conform with this guidance. Adoption of this guidance on January 1, 2009 did not have material impact on the Company's results of operations and financial position.

        In January 2009, the FASB issued authoritative guidance on disclosure requirements for financial instruments. This guidance requires disclosures about the fair value of financial instruments in interim and annual financial statements. This guidance was effective for interim periods ending after June 15, 2009, but early adoption was permitted for interim periods ending after March 15, 2009. The Company adopted this guidance in the three months ended June 30, 2009 and has included the required disclosures (see Note 10).

        In May 2009, the FASB issued authoritative guidance on subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and the Company adopted

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

this guidance during the three months ended June 30, 2009. The adoption of the guidance did not have an impact on the Company's consolidated results of operations or financial position. The Company has performed an evaluation of subsequent events through February 19, 2010, which is the date these financial statements were issued.

        In June 2009, the FASB issued the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (the "Codification"). The Codification became the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles ("GAAP"). The Codification did not change GAAP but reorganizes the literature. The Codification was effective for interim and annual periods ending after September 15, 2009, and the Company adopted the Codification during the three months ended September 30, 2009.

        In December 2009, the FASB issued ASU 2009-17, "Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities." ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009 and for interim periods within the first annual reporting period. The adoption of ASU 2009-17 on January 1, 2010 did not have a material effect on the Company's results of operations and financial position.

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

December 31, 2007
Revenues of discontinued operations	$6,208

Income from operations of discontinued businesses	$115
Gain on sale of discontinued operations	1,407

Income from discontinued operations before tax	1,522
Income tax expense	(583)

Net income from discontinued operations	$939

        None of the Company's debt or interest expense was allocated to the discontinued operations.

        The Company's senior credit facilities required that the net proceeds from the sale of the discontinued operations be used either to repay the outstanding term loan or to make acquisitions and/or capital expenditures within twelve months of the receipt of such proceeds (see Note 10). All proceeds were utilized to fund acquisitions or capital expenditures in 2007 and 2008.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS

        During 2009, 2008 and 2007, the Company purchased one, seven and twenty ice companies, respectively, in connection with its program of acquiring ice businesses in existing or adjacent geographic markets. The total purchase price was allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair values as of the closing dates using valuations and other studies. The following table summarizes the aggregate purchase prices, estimated aggregate fair values of the assets acquired and the liabilities assumed, direct acquisition costs expensed and gains recognized on bargain purchases:

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Purchase price	$1.0	$3.9	$26.2
Direct acquisition costs	0.1	0.1	0.6

Total acquisition costs	1.1	4.0	26.8
Assets acquired:
Cash, accounts receivable and inventory	$0.1	$0.1	$0.3
Property and equipment	1.2	1.1	8.8
Goodwill	—	1.9	10.2
Other intangible assets	0.4	1.4	8.2

Total assets acquired	1.7	4.5	27.5
Total liabilities assumed:
Accounts payable and other accrued liabilities	—	0.1	0.1
Deferred income taxes	—	0.4	0.6

Total liabilities assumed	—	0.5	0.7

Net assets acquired	$1.7	$4.0	$26.8

Direct acquisition costs expensed	0.1	—	—

Gain on bargain purchase	$(0.7)	$—	$—

        The gain on bargain purchase recognized in 2009 was largely driven by depressed market conditions, which allowed for an attractive acquisition price. The amount of tax deductible goodwill recognized in 2008 and 2007 was $1.3 million and $6.5 million, respectively. Other intangible assets were comprised of customer lists, which are being amortized over useful lives of eight to 30 years. The acquisitions were funded out of the Company's restricted cash, revolving credit facility and operating cash flows. During 2008, the purchase price allocations of certain acquisitions closed in 2007 were adjusted. These adjustments resulted in a reduction in the purchase price of $0.05 million, a reduction in property and equipment of $0.3 million, an increase in deferred tax liabilities of $0.5 million, an increase in goodwill of $0.7 million and an increase in customer lists of $0.1 million.

        Unaudited pro forma information has not been presented as the pro forma information for the years ended December 31, 2009 and 2008 does not differ materially from the Company's actual financial information presented herein.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVENTORIES, PARTS AND SUPPLIES

	December 31,
	2009	2008
	(in thousands)
Raw materials	$5,190	$6,510
Finished goods	2,494	2,694
Parts and supplies	3,373	3,119

Total	$11,057	$12,323

6. PROPERTY AND EQUIPMENT

	December 31,
	2009	2008
	(in thousands)
Land	$19,422	$18,962
Buildings and site improvements	72,024	69,724
Equipment and machinery	236,346	219,716
Construction in progress	3,190	1,243

Total	330,982	309,645
Less: accumulated depreciation	115,129	96,630

Total property and equipment, net	$215,853	$213,015

        Depreciation expense related to cost of sales for the years ended December 31, 2009, 2008 and 2007 was $21.4 million, $20.8 million and $19.8 million, respectively.

        Depreciation expense included in depreciation and amortization expense for the years ended December 31, 2009, 2008 and 2007 was $1.8 million, $1.6 million and $1.3 million, respectively.

7. OTHER INTANGIBLE ASSETS

        At December 31, 2009 and 2008, other intangible assets consisted of the following:

	December 31,
	2009	2008
	(in thousands)
Non-amortizable intangible assets—trade name	$5,600	$5,600
Amortizable intangible assets:
Customer lists	90,849	90,470
Debt issue costs	9,271	9,271
Patents	824	803

Total	100,944	100,544
Less: accumulated amortization	36,115	29,504

Total amortizable intangibles, net	64,829	71,040

Total other intangible assets, net	$70,429	$76,640

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. OTHER INTANGIBLE ASSETS (Continued)

        Amortization expense associated with customer lists and patents for the years ended December 31, 2009, 2008 and 2007 was $5.2 million, $5.1 million and $4.9 million, respectively. Amortization expense for each of the years ending December 31, 2010, 2011, 2012, 2013, and 2014 is estimated to be $5.2 million. There is no amortization expense included in cost of sales. As of December 31, 2009, the weighted average amortization period for customer lists and patents was 18 years.

8. INVESTMENTS

        On August 7, 2009, the Company began investing in the Series A Preferred Units of an ice machine leasing and service company. These Series A Preferred Units carry a liquidation preference and do not meet the definition of a marketable security. The Company has accounted for the investment based upon the cost method. As of December 31, 2009, the investment balance was $1.6 million. The fair value of this cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. No such events or changes in circumstances were noted as of December 31, 2009. See Note 16 for further discussion of the purchase commitment related to this investment.

9. ACCRUED EXPENSES

	December 31,
	2009	2008
	(in thousands)
Accrued compensation and employee benefits, including payroll taxes and workers compensation insurance	$4,171	$4,264
Accrued interest	2,839	6,087
Accrued utilities	1,924	1,433
Accrued property, sales and other taxes	1,488	1,091
Other accrued insurance	1,704	1,982
Other	1,494	1,629

Total	$13,620	$16,486

10. REVOLVING CREDIT FACILITY AND LONG-TERM OBLIGATIONS

        10 1/2% Senior Discount Notes.    On October 27, 2004, Reddy Holdings issued $151 million in aggregate principal amount at maturity of 10 1/2% Senior Discount Notes due 2012 (the "Discount Notes") in a private placement offering. The Discount Notes were subsequently registered with the SEC, effective August 26, 2005. Each Discount Note had an initial accreted value of $663.33 per $1,000 principal amount at maturity. The accreted value of each Discount Note increased from the date of issuance until November 1, 2008 at a rate of 10 1/2% per annum such that the accreted value equaled the stated principal amount at maturity on November 1, 2008. Thereafter, cash interest accrues beginning November 1, 2008 and is payable semi-annually at a rate of 10 1/2% per annum. As of December 31, 2009, the fair value of the Discount Notes was $140 million, based on quoted market prices.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. REVOLVING CREDIT FACILITY AND LONG-TERM OBLIGATIONS (Continued)

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

  •
  the consolidated coverage ratio set forth in the indenture governing the Discount Notes exceeds 2.0 to 1.0; and

  •
  there is sufficient capacity under the buildup amount under the indenture governing the senior discount notes.

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

10. REVOLVING CREDIT FACILITY AND LONG-TERM OBLIGATIONS (Continued)

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

        In addition, regardless of whether Reddy Holdings could make any restricted payments under the buildup amount provision referred to above, Reddy Holdings may (1) make dividend payments at any time in an aggregate amount of up to $15.0 million if no default has occurred and is continuing under the indenture and (2) following the initial public offering on August 12, 2005, pay dividends on Reddy Holdings' capital stock of up to 6.0% per year of the cash proceeds (net of underwriters' fees, discounts, commissions or other expenses paid by us) received by the Company from all such public equity offerings subject to specified conditions. Accordingly, Reddy Holdings is able to pay approximately $7.0 million annually in dividends under this 6.0% provision. However, the amount of dividend payments permitted under this 6.0% provision will correspondingly reduce the amount otherwise available under the buildup amount for restricted payments, including dividends.

        Senior Credit Facilities.    On August 12, 2005, the Company amended and restated its credit facilities with a syndicate of banks, financial institutions and other entities as lenders, including Credit Suisse, Cayman Islands Branch, as Administrative Agent, Wachovia Bank, N.A., JP Morgan Chase, N.A., CIBC World Markets Corp., Bear Stearns Corporate Lending Inc. and Lehman Commercial Paper, Inc. (the "Credit Facilities"). The Credit Facilities provide for a $60 million revolving credit facility (the "Revolving Credit Facility") and a $240 million term loan (the "Term Loan"). The Credit Facilities are obligations of Reddy Corp. The Revolving Credit Facility and Term Loan mature on August 12, 2010 and August 12, 2012, respectively.

        At December 31, 2009, the Company had $49.2 million of availability under the Revolving Credit Facility, which was net of outstanding standby letters of credit of $10.8 million. The standby letters of credit are used primarily to secure certain insurance and operating lease obligations. Lehman Commercial Paper, Inc. ("LCP") has a $10 million commitment under the Revolving Credit Facility, all of which is unfunded. LCP filed for bankruptcy in October 2008. During the year ended December 31, 2009, the Company made borrowings under the Revolving Credit Facility. LCP failed to fund its commitments related to such borrowings and the Company does not believe LCP will fund borrowing requests made in the future. As a result, the amount available to the Company under the Revolving Credit Facility has been effectively reduced by $10 million.

        Principal balances outstanding under the Credit Facility bear interest per annum, at the Company's option, at the sum of the base rate plus 0.75% or LIBOR plus 1.75%. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%. At December 31, 2009, the weighted average interest rate of borrowings outstanding under the Credit Facility was 1.98%, excluding the effect of the interest rate hedge. Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. The Company also pays a quarterly fee on the average availability under the revolving credit facility at an annual rate of 0.5%. Amounts may be drawn under the Revolving Credit

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. REVOLVING CREDIT FACILITY AND LONG-TERM OBLIGATIONS (Continued)

Facility so long as no event of default exists. As of December 31, 2009, the fair value of the Term Loan was $212.9 million, based on quoted market prices.

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

        The Credit Facilities contain financial covenants, which include the maintenance of certain financial ratios, as defined in the Credit Facilities, and are collateralized by substantially all of the Company's assets. At December 31, 2009, Reddy Corp. was in compliance with these covenants. Reddy Holdings guarantees the Credit Facilities and such guarantee is collateralized by a pledge of the capital stock of Reddy Corp.

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

        Reddy Corp. may also pay dividends to Reddy Holdings for specified purposes, including the payment of dividends by Reddy Holdings and the payment of cash interest and principal on the Discount Notes, in an amount not greater than Reddy Corp.'s Cumulative Distributable Cash (as defined in the Credit Facilities) for the period (taken as one accounting period) from July 1, 2005 to the end of its most recently-ended fiscal quarter for which a covenant compliance certificate under the Credit Facilities has been delivered to the lenders. As of December 31, 2009, the amount of Cumulative Distributable Cash was $114 million. Such dividends may only be paid if Reddy Corp.'s leverage ratio for the most recently ended fiscal quarter is less than or equal to 3.75 to 1.0. In addition, the Credit Facilities preclude Reddy Corp. from declaring any dividends if an event of default under the credit facilities has occurred and is continuing. In particular, it will be an event of default if Reddy Corp.'s leverage ratio exceeds 4.0 to 1.0 or Reddy Corp.'s interest coverage ratio is less than 3.25 to 1.0. If at the end of any fiscal quarter, Reddy Corp.'s leverage ratio is greater than 3.75 to 1.0, and therefore Reddy Corp. is not permitted to pay dividends, Reddy Corp. will be required by the credit facilities to apply 50% of Reddy Corp.'s Available Cash generated during each such quarter to make a mandatory prepayment of the loans under the credit facilities. If Reddy Corp. is not able to pay dividends to Reddy Holdings, Reddy Holdings may not be able to pay the interest due under the Discount Notes, which would cause a default under the indenture governing the Discount Notes. A default under the Discount Notes would also result in a default under the Credit Facilities.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. REVOLVING CREDIT FACILITY AND LONG-TERM OBLIGATIONS (Continued)

        At December 31, 2009 and 2008, long-term obligations consisted of the following:

	December 31,
	2009	2008
	(in thousands)
Credit Facility—Term Loans	$240,000	$240,000
10 1/2% Senior Discount Notes	150,500	150,500
Other	102	—

Total long-term obligations	390,602	390,500
Less: current maturities	1	—

Long-term obligation, net of current maturities	$390,601	$390,500

        As of December 31, 2009, principal maturities of long-term obligations for the next five years are as follows (dollars in thousands):

2010	$1
2011	1
2012	390,501
2013	1
2014	1
2015 and thereafter	97

Total	$390,602

11. FINANCIAL DERIVATIVE INSTRUMENTS

        Interest Rate Hedging Agreement.    Effective September 12, 2005, the Company entered into an interest rate hedging agreement (the "Hedge") to fix the interest rate on a portion of its Term Loan. The Hedge had a term of three years and ten months and expired on July 12, 2009. The Hedge had an initial notional balance of $220 million. The notional balance decreased by $20 million on October 12 of each of the next three years, beginning on October 12, 2006. The Company paid a fixed rate of 4.431% on the notional balance outstanding and received an amount equal to 1 or 3 month LIBOR. Any net payable or receivable amount was settled quarterly. The Hedge was accounted for as a cash flow hedge. The fair value of the Hedge was included in the caption "Derivative Liability" in the consolidated balance sheet as of December 31, 2008.

        Effective February 17, 2009, the Company entered into a second interest rate hedging agreement (the "2009 Hedge") to lock the interest rate on a portion of its Term Loan. The 2009 Hedge had a term of 10 months and expired on December 17, 2009. The 2009 Hedge had a notional balance of $50 million from the inception date to July 17, 2009, at which time the notional balance increased to $210 million for the remaining term. The Company paid a fixed rate of 1.165% on the notional balance outstanding and receives an amount equal to 1-month LIBOR. Any net payable or receivable amount was settled monthly. The Company used the interest rate hedges to minimize the risk of increases in floating interest rates. The interest rate hedges were not for trading purposes and were accounted for as cash flow hedges.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. FINANCIAL DERIVATIVE INSTRUMENTS (Continued)

        The Company considered its own credit risk in the valuation of the Hedge. The amount of interest receivable as of December 31, 2008 and 2007 was included in the caption "Accounts Receivable, net" in the consolidated balance sheets. Changes in the fair value of the Hedge were recorded as "Other Comprehensive Loss" in the consolidated statement of stockholders' equity. Payments made or received under the Hedge were included in the caption "Interest Expense" in the consolidated statements of operations and in the operating activities section of the statements of cash flows.

        Diesel Hedging Agreement.    On February 2, 2009, the Company entered into a hedge to fix the price per gallon of a portion of the Company's diesel fuel requirements (the "Diesel Hedge"). The Diesel Hedge began February 2, 2009 and expired on December 28, 2009. The notional amount of gallons hedged changed on a monthly basis to match the Company's anticipated utilization. The Company paid a fixed rate of $1.55 per gallon (wholesale basis) and received an amount equal to a wholesale index rate. Any net payable or receivable amount was settled monthly. The Company used the Diesel Hedge to minimize the risk of rising fuel prices. The hedge is not for trading purposes and is accounted for as an economic hedge and is not designated as a hedging instrument.

        The following tables present the impact of derivative instruments and their location within the Consolidated Financial Statements:

	Derivatives designated as Cash Flow Hedges
	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2007
	(in thousands)	(in thousands)	(in thousands)
Amount of Loss Recognized in Accumulated Other Comprehensive Income (Loss)(a)	$(953)	$(2,436)	$(2,350)
Amount of Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Interest Expense(a)	$(3,518)	$(1,401)	$1,796
Amount of Loss Recognized in Interest Expense (Ineffective Portion)(a)	$(628)	$—	$—

(a)
Amounts are pre-tax. Accumulated Other Comprehensive Loss in the Consolidated Statement of Stockholders' Equity is presented net of tax.

        Derivatives not designated as Hedging Instruments:

	Amount of Gain Recognized in Consolidated Statements of Operation Years ended December 31,	Location of Gain Recognized in Condensed Consolidated Statements of Operations
	2009
Diesel hedge:
Non-cash change in fair value	$—
Cash settlements	581

Total recognized gain	$581	Gain on diesel hedge

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. FINANCIAL DERIVATIVE INSTRUMENTS (Continued)

        Collateral Requirements and Counterparty Risk.    The Diesel Hedge and the 2009 Interest Rate Hedge required the Company to provide collateral in a minimum amount of $0.8 million to $1.2 million at various times. As of December 31, 2009 all hedges had expired and all collateral held by the counterparty had been returned to the Company. The terms of the Credit Facilities limited the amount of cash collateral that the Company can provide to a maximum of $5.0 million. In the event the cash collateral requirements exceed this amount, the Company would have been forced to unwind all or a portion of the hedges. As provided for in the Credit Facilities, the 2009 Interest Rate Hedge also shared in the collateral securing the Credit Facilities as the counterparty is also a lender under the Credit Facilities.

12. INCOME TAXES

        The Company reported a profit for tax return purposes during the years ended December 31, 2009, 2008 and 2007. The total provision for income taxes from continuing operations varied from the U.S. Federal statutory rate due to the following:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Federal income tax (expense) benefit at statutory rate of 35%	$(2,762)	$49,642	$(5,863)
State income tax (expense) benefit, net of federal income tax benefits	(559)	1,418	(673)
Current expiration of state net operating loss carryforwards	—	—	(19)
Internal merger and consolidation	—	—	(553)
Current year unrecognized tax benefit	308	(22)	110
Nondeductible goodwill impairment	—	(28,561)	—
Nondeductible expenses	(567)	(542)	(311)
Other	(78)	(533)	(38)

Total income tax (expense) benefit	$(3,658)	$21,402	$(7,347)

        The income tax (expense) benefit from continuing operations for the years ended December 31, 2009, 2008 and 2007 is composed of the following:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Current tax expense	$(775)	$(681)	$(631)
Deferred tax (expense) benefit	(2,883)	22,083	(6,716)

Total tax (expense) benefit	$(3,658)	$21,402	$(7,347)

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        Deferred tax assets and liabilities computed at the statutory rate related to temporary differences were as follows:

	December 31,
	2009	2008
	(in thousands)
Total current deferred tax assets—other assets	$1,744	$1,945

Deferred non-current tax assets (liabilities):
Intangible assets, including goodwill, customer lists and trade names	$(24,632)	$(23,515)
Property & equipment	(43,583)	(42,964)
Net operating loss carryforwards	21,825	23,691
Other assets	21,020	21,350

Total non-current deferred tax liabilities, net	(25,370)	(21,438)

Total deferred tax liabilities, net	$(23,626)	$(19,493)

        At December 31, 2009, the Company had approximately $69 million of Federal net operating loss ("NOL") carryforwards, of which approximately $19 million was generated prior to August 15, 2003. Of the $19 million, $11.6 million relates to the vesting of restricted stock and restricted share units and has not been recognized in the Company's financial statements. This $11.6 million is being reported as a "suspended NOL carryforward" in the footnotes to the consolidated financial statements as the Company is not currently making cash payments for income taxes due to its other NOL carryforwards. There are annual limitations on the utilization of the $19 million of Federal NOL carryforwards generated prior to August 15, 2003 as a result of ownership changes, as defined by Section 382 of the Internal Revenue Code, as amended, on and prior to that date. In connection with its initial public offering on August 12, 2005, the Company experienced another change in ownership for tax purposes. As a result, the Company's ability to use any Federal NOL carryforwards generated on or prior to that date is subject to an additional limitation. Neither limitation will have a material impact on the Company's ability to utilize such NOL carryforwards. The NOL carryforwards expire between 2018 and 2025.

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

        In connection with the vesting of restricted stock units on August 12, 2009 and August 12, 2008, the Company recognized a shortfall of $1.1 million and $0.7 million respectively between the fair value of the vested shares and the book expense related to the vesting. For the tax years ended December 31, 2009 and 2008, the Company recognized a $0.4 million and a $0.3 million decrease to the paid-in-capital pool.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        On January 1, 2007, the Company adopted FASB guidance for accounting for uncertainty in income taxes, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the tax benefit from an uncertain tax position is recognized only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information.

        Upon adoption on January 1, 2007, the Company recorded increases to other current liabilities, noncurrent liabilities, and its accumulated deficit balance at December 31, 2006 of $2.6 million, $1.1 million and $1.8 million, respectively, a $1.1 million increase in federal deferred tax benefits related to unrecognized tax positions, and a $0.8 million reclassification of amounts previously reserved at December 31, 2006. The amount of gross unrecognized tax benefits at January 1, 2007 was $3.7 million.

        Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded on the balance sheet as part of the Company's adoption of the FASB guidance on accounting for uncertainty in income taxes on January 1, 2007 was approximately $1.2 million. The total amount of interest and penalties recognized in the statement of operations was a $0.1 million benefit, $0.1 million expense and a $0.1 million expense for the years ended December 31, 2009, 2008, and 2007, respectively.

        A tabular reconciliation of the total gross amount of unrecognized tax benefits, excluding interest and penalties for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Balance, January 1	$2,172	$2,276	$2,495
Additions for tax positions of the current year	—	—	—
Additions for tax positions of the prior year	3	—	—
Reductions for tax positions of prior years for:
Changes in judgment	—	—	(174)
Settlements during the period	(223)	(104)	(31)
Lapses of applicable statutes of limitations	(90)	—	(14)

Balance, December 31	$1,862	$2,172	$2,276

        The amount of gross unrecognized tax benefits at December 31, 2009 was $3.1million, which includes $1.2 million of accrued interest and penalties. If recognized, the entire $3.1 million would favorably impact the Company's effective tax rate.

        The Company has tax years from 1997 through 2009 that remain open and subject to examination by the Internal Revenue Service and/or certain state taxing authorities.

        It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that the Company will have the statute of limitations close in various taxing jurisdictions within

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

the next 12 months. As such, the Company estimates it could record a reduction in tax expense of approximately $1.3 million within the next 12 months.

13. CAPITAL STOCK

        Common Stock.    Reddy Holdings is authorized to issue up to 75,000,000 shares of common stock, par value $0.01 per share. There were 22,579,016 and 22,114,116 shares issued and outstanding at December 31, 2009 and 2008, respectively. Holders of Reddy Holdings' common stock are entitled to one vote per share on all matters to be voted on by stockholders and are entitled to receive dividends, if any, as may be declared from time to time by the Board of Directors of Reddy Holdings. Upon any liquidation or dissolution of Reddy Holdings, the holders of common stock are entitled, subject to any preferential rights of the holders of preferred stock, to receive a pro rata share of all of the assets remaining available for distribution to stockholders after payment of all liabilities.

        Preferred Stock.    Reddy Holdings is authorized to issue up to 25,000,000 shares of $0.01 par value preferred stock, all of which is currently undesignated and unissued.

14. EMPLOYEE BENEFIT PLANS

        401(k) Plan.    The Company has a 401(k) defined contribution savings plan for the benefit of all employees who have met the eligibility or minimum service requirements to participate. Employees may contribute up to the maximum amount allowed by the Internal Revenue Service, while Company contributions are made at the discretion of the Board of Directors. The Company contributed $0.8 million, $0.9 million and $0.9 million during the years ended December 31, 2009, 2008 and 2007, respectively.

        Stock-Based Compensation.    Total stock-based compensation expense was $2.0 million, $1.6 million, and $3.9 million during the years ended December 31, 2009, 2008 and 2007, respectively. Such compensation expense was recorded in "Operating Expenses" in the consolidated statements of operations.

        2005 Equity Incentive Plan.    On August 8, 2005, the Board of Directors and stockholders of Reddy Holdings approved the 2005 Equity Incentive Plan. Under the 2005 Equity Incentive Plan, up to 750,000 shares of common stock may be issued to employees, directors and certain third parties in connection with various incentive awards, including stock options, restricted shares and restricted share units. On October 18, 2005, Reddy Holdings filed a Registration Statement on Form S-8 with the SEC to cover the reoffer and resale of up to 750,000 shares of Reddy Holdings' common stock that Reddy Holdings may issue in the future to participants in the 2005 Equity Incentive Plan. On May 17, 2007, the Company's stockholders approved amendments to the 2005 Equity Incentive Plan that, among other things, increased the maximum number of shares of common stock available for issuance to 1,250,000. On May 6, 2008, Reddy Holdings filed a Registration Statement on Form S-8 with the SEC to cover the reoffer and resale of the additional 500,000 shares of Reddy Holdings' common stock that Reddy Holdings may issue in the future to participants in the 2005 Equity Incentive Plan as a result of the amendments approved on May 17, 2007. On May 20, 2009, the stockholders of Reddy Holdings approved an amendment to the Plan, which increased the number of shares of common stock available to be issued to employees, directors and certain third parties in connection with various incentive awards, including stock options, restricted shares and restricted share units to 2,750,000 shares. On

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EMPLOYEE BENEFIT PLANS (Continued)

May 20, 2009, Reddy Holdings filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to cover the reoffer and resale of the additional 1,500,000 shares of Reddy Holdings' common stock that Reddy Holdings may issue in the future to participants in the 2005 Equity Incentive Plan. As of December 31, 2009, 621,914 shares were available for grant under the Plan.

        During 2009, 2008 and 2007, the Company granted 45,000, 86,450 and 14,625 restricted share units ("RSUs"), respectively, to certain employees and independent directors under the 2005 Equity Incentive Plan. Restricted share units (RSUs) provided for the grant of one share of unrestricted common stock on the date that the vesting terms of each RSU are satisfied. Time-vested RSUs vest provided that the recipient remains employed with the Company through the vesting dates. Performance-vested RSUs vest provided that the recipient remains employed with the Company through the vesting dates and the applicable performance condition for the applicable vesting period is met. RSUs are entitled to receive dividend equivalent payments related to any and all dividends declared and paid while such RSUs remain unvested and certain conditions are met. The performance condition for each vesting period is generally based on the Company's earned distributable cash per share (as defined in the related restricted share unit agreement) for the related performance period.

        The weighted average grant-date fair value of the RSUs granted in 2008 and 2007 was $14.56 per share and $26.74 per share, respectively. The fair value of RSU grants in 2008 and 2007 was estimated as the closing market price on the date of grant less the present value of dividends expected to be paid during the vesting period. The following weighted average assumptions were used to value grants for the years ended 2008 and 2007:

	Year Ended December 31,
	2008	2007
Market value per share at grant date	$17.43	$29.02
Expected quarterly cash dividend per share	$0.42	$0.40
Discount rate	2.56%	4.88%
Vesting period (in years)	1.3	2.4

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

14. EMPLOYEE BENEFIT PLANS (Continued)

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

        The associated income tax benefit from the vesting of RSUs and the grants of restricted stock in 2009, 2008 and 2007 was $0.7 million, $0.2 million and $2.1 million, respectively. As of December 31, 2009, there was $0.2 million of total unrecognized compensation costs related to unvested RSUs that is expected to be recognized over a weighted average period of 1.6 years. The total fair value of RSUs vested during the years ended December 31, 2009, 2008 and 2007 was $1.6 million, $0.9 million and $4.9 million, respectively.

        On April 14, 2009, certain employees voluntarily forfeited a total of 57,000 Performance-vested RSUs. On August 12, 2009, 89,963 time-vested RSUs vested as the recipients remained employed with the Company through the vesting date, 10,000 performance-vested RSUs vested as the performance measure for such performance-vested RSUs had been met, and 69,404 performance-vested RSUs expired unvested as the performance measure for such performance-vested RSUs had not been met. As of December 31, 2009, 70,000 RSUs awarded to an employee are outstanding. These RSUs consist of 35,000 time-vested RSUs and 35,000 performance-vested RSUs with 15,000 time-vested RSUs and 15,000 performance-vested RSUs that have an August 12, 2010 vesting date and 20,000 time-vested RSUs and 20,000 performance-vested RSUs that have an August 12, 2011 vesting date. The performance targets for the Performance-vested RSUs granted to this employee were set by the compensation committee of the Company's Board of Directors ("Compensation Committee") in April 2009.The following table indicates share, fair value and remaining life information with respect to RSUs outstanding under the 2005 Equity Incentive Plan for the years ended December 31, 2009, 2008 and 2007:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted Average Remaining Life (Years)
Outstanding, December 31, 2006	537,450	$17.99	2.6
Granted	14,625	26.74	2.4
Vested	(190,600)	18.12	1.8
Forfeited	(9,875)	18.23	2.5

Outstanding, December 31, 2007	351,600	$18.28	1.6
Granted	86,450	14.56	2.3
Vested	(82,860)	18.57	1.0
Forfeited	(61,411)	18.22	1.3

Outstanding, December 31, 2008	293,779	$17.12	0.9

Granted	45,000	1.53	1.6
Vested	(103,713)	15.31	0.0
Forfeited	(165,066)	18.56	0.1

Outstanding, December 31, 2009	70,000	5.76	1.2

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EMPLOYEE BENEFIT PLANS (Continued)

        The Plan provides for awards of restricted shares subject to restrictions on transferability and other restrictions, if any, imposed by the Compensation Committee. Such restrictions lapse under circumstances as determined by the Compensation Committee, including based upon a specified period of continued employment or upon the achievement of established performance criteria. Restricted shares have all of the rights of a stockholder, including the right to vote restricted shares and to receive dividends. Unvested restricted shares are generally forfeited upon termination of employment during the applicable restriction period as provided for in the related grant documents. During 2008, certain employees were granted 50,000 shares of restricted stock, which vested during 2009. The Company granted 258,225 restricted shares to employees with a weighted average grant date fair value of $1.89 during the year ended December 31, 2009. One-third of the restricted shares vest, contingent on the employee's continuous service to the Company, on each of the following dates: January 1, 2010, January 1, 2011, and January 1, 2012. The fair value of each restricted share is the closing price of the Company's common stock on the grant date. The aggregate grant date fair value is recognized as compensation expense using the straight-line method over the vesting period, adjusted for estimated forfeitures. During 2009, 114,738 vested shares were granted to non-employee members of the Board of Directors.

        The following table indicates share and fair value information with respect to restricted stock outstanding under the 2005 Equity Incentive Plan for the year ended December 31, 2009 and 2008:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2007	—	$—
Granted	50,000	11.08
Vested	—	—
Forfeited	—	—

Outstanding, December 31, 2008	50,000	$11.08
Granted	258,225	1.89
Vested	(50,000)	11.08
Forfeited	(875)	1.84

Outstanding, December 31, 2009	257,350	$1.89

        As of December 31, 2009, there was $0.3 million of total unrecognized compensation costs related to unvested restricted stock. That cost is expected to be recognized over a weighted average period of 2.0 years.

        The Plan provides for option grants with terms, including exercise price and the time and method of exercise, set by the Compensation Committee. However, the exercise price of options is not permitted to be less than the fair market value of the shares at the time of grant and the term is not permitted to be longer than ten years from the date of grant of the options. Stock options for 1,081,275 shares of common stock were granted during the year ended December 31, 2009. The options have seven-year terms and one-third of the options vest, contingent on the employee's continuous service to

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EMPLOYEE BENEFIT PLANS (Continued)

the Company, on each of the following dates: January 1, 2010, January 1, 2011, and January 1, 2012. The options have been granted with the following three exercise price tranches:

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

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Compensation expense is recognized using a straight-line method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. The following table sets forth the information about the weighted-average grant date fair value of options granted during the year ended December 31, 2009 and the weighted-average assumptions used for such grants.

Year Ended December 31, 2009
Weighted average grant date fair value	$1.19
Weighted average assumptions used:
Expected volatility	113.0%
Expected term	3.0 years
Risk-free interest rates	1.31%
Expected dividend yield	0.00%

        Expected volatility is based on an analysis of historical volatility of the Company's common stock. Expected lives of options are determined based on projections of option exercise patterns. Risk-free interest rates are determined using the implied yield currently available for zero coupon U.S. treasury issues with a remaining term equal to the expected life of the options. The expected dividend yield is based on the September 15, 2008 announcement that the Company's quarterly cash dividends had been suspended indefinitely and the Company does not currently anticipate paying dividends in the future.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EMPLOYEE BENEFIT PLANS (Continued)

        The following table summarizes stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2008	—	—	—	—
Granted	1,081	$2.45
Exercised	—	—		—
Forfeited or expired	(4)	$2.40
Outstanding at December 31, 2009	1,077	$2.45	6.4	$1,995

Exercisable at December 31, 2009	—	—	—	—

Nonvested at December 31, 2009	1,077	$2.45	6.4	$1,995

Expected to vest	1,058	$2.45	6.4	$1,960

        The aggregate intrinsic value of the table above is before income taxes and is based on the exercise price for outstanding and exercisable options at December 31, 2009 and based on the fair market value of Reddy Holdings' common stock on the exercise date for options that have been exercised during the fiscal year.

        The following table summarizes information with respect to options outstanding and exercisable at December 31, 2009:

			Stock Options Exercisable
Stock Options Outstanding			Weighted Average Remaining Contractual Term
					Weighted Average Exercise Price
Range of Exercise Price	Number of Shares	Weighted Average Exercise Price		Number of Shares
	(in thousands)		(in years)	(in thousands)
$1.53 – $1.99	166	1.59	6.3	—	—
$2.00 – $2.46	537	2.21	6.4	—	—
$2.47 – $2.93	—	—	—	—	—
$2.94 – $3.40	351	3.06	6.4	—	—
$3.41 – $3.87	—	—	—	—	—
$3.88 – $4.34	11	4.24	6.6	—	—
$4.35 – $4.81	—	—	—	—	—
$4.82 – $5.28	12	5.28	6.7	—	—

	1,077	2.45	6.4	—	—

        As of December 31, 2009, there was $0.8 million of total unrecognized compensation costs related to unvested options. That cost is expected to be recognized over a weighted average period of 2.0 years.

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

        Compensation expense associated with the 2003 Stock Option Plan was $0.5 million during the year ended December 31, 2007. Such compensation expense was recorded in "Operating Expenses" in the consolidated statements of operations. The associated income tax benefit from the vesting of restricted stock in 2007 was $3.2 million. The total fair value of restricted stock vested during the year ended December 31, 2007 was $7.3 million.

        In 2006, the Company elected to apply the short-cut method to determine the hypothetical additional paid-in capital ("APIC") pool. The Company determined that a hypothetical pool of excess tax benefits existed in APIC as of January 1, 2006, related to historical stock option exercises. As of December 31, 2009, the total excess tax benefits in the APIC pool were approximately $1.4 million. In future periods, excess tax benefits resulting from stock option exercises will be recognized as additions to APIC in the period the benefit is realized, provided that the Company's net operating loss carryforwards have been utilized. If the Company has net operating loss carryforwards remaining, excess tax benefits will be reported in the footnotes as a suspended net operating loss carryforward. In the event of a shortfall (i.e., the tax benefit realized is less than the amount previously recognized through periodic stock compensation expense recognition and related deferred tax accounting), the shortfall would be charged against APIC to the extent of previous excess benefits, if any, including the hypothetical APIC pool, and then to tax expense. During 2009 and 2008, a shortfall of $0.4 million and $0.3 million, respectively was charged to APIC.

15. RELATED PARTIES

        The former chief executive officer, William P. Brick, retired as an employee effective May 20, 2009. On the effective date of the retirement, the Company entered into a consulting agreement with Mr. Brick that provided for the payment of $0.15 million in consulting fees during the term of the agreement, which ended on December 31, 2009. The Company also agreed to allow Mr. Brick's unvested Time-vested RSUs to vest on August 12, 2009, as originally scheduled. Finally, Mr. Brick's pre-existing employment agreement provided that the Company would provide health insurance under the Company's benefit plans until the age of 65. The Company recognized $0.2 million of expense in 2009 in connection with the above arrangements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. COMMITMENTS AND CONTINGENCIES

        The Company has leased certain facilities and equipment. Future minimum annual rentals under operating leases at December 31, 2009 are approximately $15.8 million in 2010, $14.1 million in 2011, $11.7 million in 2012, $6.7 million in 2013, $3.7 million in 2014 and $2.1 million thereafter. Rent expense was $14.8 million, $14.5 million and $14.2 million in the years ended December 31, 2009, 2008 and 2007, respectively.

        In addition, the Company has residual value guarantees on certain equipment leases. Under these leases the Company has the option of (a) purchasing the equipment at the end of the lease term, (b) arranging for the sale of the equipment to a third party, or (c) returning the equipment to the lessor to sell the equipment. If the sales proceeds in any case are less than the residual value, the Company is required to reimburse the lessor for the deficiency up to a specified level as stated in each lease agreement. If the sales proceeds exceed the residual value, the Company is entitled to all of such excess amounts. The guarantees under these leases for the residual values of equipment at the end of the respective operating lease periods approximated $3.7 million as of December 31, 2009. Based upon the expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement or that the Company will purchase the equipment at the end of the lease term, the Company does not believe it is probable that the Company will be required to fund any amounts under the terms of these guarantee arrangements. Accordingly, no accruals have been recognized for these guarantees.

        In June 1999, the Company entered into an exclusive supply agreement with a merchandiser manufacturer (the "Supply Agreement") in which it committed to purchase 4,000 merchandisers and/or Ice Factory merchandisers and a minimum of $1.5 million of replacement parts per twelve-month period commencing June 1, 1999. Effective June 1, 2002, the Supply Agreement was amended to modify certain terms, which included extending the term of the Supply Agreement to May 31, 2012 and reducing the annual merchandiser and replacement parts commitments to 2,000 units and $0.75 million, respectively. Effective September 8, 2009, the Supply Agreement was amended to modify certain terms, which included extending the term of the Supply Agreement to December 31, 2012, increasing the total merchandiser commitment to 9,500 units during the period from September 8, 2009 to December 31, 2012, eliminating the minimum commitment for replacement parts, and decreasing the cost per merchandiser. The Company was in compliance with the amended Supply Agreement at December 31, 2009.

        In order to secure a long-term supply of plastic bags at favorable prices, the Company entered into a supply agreement with a plastic bag manufacturer (the "Bag Supply Agreement") in which it committed to purchase 250 million bags per twelve-month period beginning March 1, 2008. The Bag Supply Agreement expires on March 1, 2013. On March 9, 2009, the Bag Supply Agreement was amended to start on January 1, 2008 and end on December 31, 2012 and modify certain other provisions. The Company did not meet the 250 million minimum bag purchase commitment during 2009; however, the supplier waived the 2009 minimum bag purchase commitment.

        On August 7, 2009, the Company entered into a Series A Preferred Unit purchase agreement that committed the Company to acquire $3.6 million of an ice machine leasing and service company's preferred units between August 7, 2009 and July 1, 2011. The preferred shares are permitted to be acquired through contributions of cash, assets, customers, or customer contacts. As of December 31, 2009, the Company's remaining preferred unit purchase commitment was $2.3 million. The Company is permitted to fully cancel this purchase agreement at any time.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. COMMITMENTS AND CONTINGENCIES (Continued)

        The following is a discussion of the Company's significant legal matters. The Company is involved in various claims, suits, investigations, and legal proceedings. As required by FASB authoritative guidance, the Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. At December 31, 2009, no accruals had been made in connection with the matters discussed below.

Antitrust Matters

        In March 2008, the Company and certain of its employees, including members of management, received subpoenas issued by a federal grand jury in the Eastern District of Michigan seeking documents and information in connection with an investigation by the Antitrust Division of the United States Department of Justice ("DOJ") into possible antitrust violations in the packaged ice industry. In addition, on March 5, 2008, federal officials executed a search warrant at the Company's corporate office in Dallas, Texas. On August 28, 2008, the Company received a second subpoena for documents from the federal grand jury sitting in the Eastern District of Michigan. The DOJ has also issued subpoenas to current and former employees to testify before a federal grand jury in the Eastern District of Michigan and, more recently, before a federal grand jury in the Southern District of Ohio. The search warrant and subpoenas that the Company and its employees received are connected with a broader industry inquiry by the Antitrust Division of the DOJ. The Home City Ice Company, Arctic Glacier International, Inc., and three former employees of Arctic Glacier International, Inc. have entered guilty pleas regarding a conspiracy to allocate customers and territories in southeastern Michigan and the Detroit, Michigan, metropolitan area. Sentencing of the three former Arctic Glacier employees took place on February 2, 3 and 4, 2010; sentencing of Arctic Glacier occurred on February 11, 2010, and Home City is scheduled to be sentenced on March 2, 2010.

        On March 25, 2008, the Company was served by the Office of the Attorney General of the State of Florida with an antitrust civil investigative demand (the "Florida CID") requesting the production of documents and information relating to an investigation of agreements in restraint of trade and/or price-fixing with respect to the market for packaged ice. On June 11, 2008, the Company received a civil investigative demand from the Office of the Attorney General of the State of Arizona (the "Arizona CID"). All of the documents and information requested by the Arizona CID were included in the Florida CID and the Arizona CID stated that it would be satisfied by the production of information which had been and would be provided to Florida in response to the Florida CID. On or about June 16, 2009, the Company was served by the State of Michigan, Department of the Attorney General, with a civil investigative demand requesting information and documents relating to sales of ice to units of government in Michigan, sales of ice in Michigan for which the Company made or received payment, and contracts and agreements with Michigan entities (the "Michigan CID"). The Company has been advised that the Florida CID, the Arizona CID and the Michigan CID are related to a multi-state antitrust investigation of the packaged ice industry and that the Attorneys General of 19 states and the District of Columbia are participating in the multi-state investigation. The states' investigation is related to the ongoing investigation of the packaged ice industry by the Antitrust Division of the DOJ. The Company may in the future receive additional civil investigative demands or similar information requests from other states participating in the multi-state investigation or conducting their own investigations.

        On November 19, 2008, the Company was notified by the Civil Fraud Division of the DOJ (the "Civil Fraud Division") that the Civil Fraud Division had opened an investigation with respect to the

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. COMMITMENTS AND CONTINGENCIES (Continued)

Company. The Civil Fraud Division's investigation is expected to examine whether the Company may have violated the federal False Claims Act by submitting, or causing to be submitted, false claims to the federal government as a result of entering into allegedly anticompetitive agreements which may have affected the sale of packaged ice to the government. On or about January 6, 2009, the Company received a request for documents in connection with that investigation. The Civil Fraud Division's investigation is related to the investigation by the Antitrust Division of the DOJ.

        The Company is cooperating with the authorities in these investigations. The Company has substantially completed its production of documents to the Antitrust Division of the DOJ and to the states. The Company has substantially completed providing information and documents requested by the Civil Fraud Division of the DOJ. The Company has also made employees available for interviews by the Antitrust Division of the DOJ. Certain of the Company's current and former employees have testified before the grand jury. The Company expects to continue to make available documents and other information in response to the investigating agencies' subpoenas, requests and civil investigative demands. At this time, the Company is unable to predict the outcome of these investigations, the possible loss or possible range of loss, if any, associated with the resolution of these investigations or any potential effect they may have on the Company, its employees or operations.

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

        Following the announcement that the Antitrust Division of the DOJ had instituted an investigation of the packaged ice industry, a number of lawsuits, including putative class action lawsuits, were filed in various federal courts in multiple jurisdictions alleging violations of federal and state antitrust laws and related claims and seeking damages and injunctive relief. Pursuant to an Order from the Judicial Panel on Multidistrict Litigation, the civil actions pending in federal courts have been transferred and consolidated for pretrial proceedings in the United States District Court for the Eastern District of Michigan. On June 1, 2009, the Court appointed interim lead and liaison counsel for the putative direct and indirect purchaser classes. On September 15, 2009, the lead plaintiffs for each of the putative direct and indirect purchaser classes filed consolidated amended complaints. The Company has filed

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. COMMITMENTS AND CONTINGENCIES (Continued)

motions to dismiss both of those complaints. The motions to dismiss have been fully briefed and await determination by the judge.

        In addition to the putative class action lawsuits filed in federal court, a putative class action lawsuit was filed in Kansas state court alleging violations of state antitrust laws and related claims and seeking damages and injunctive relief. Defendants filed motions to dismiss and those motions to dismiss were granted on February 26, 2009.

        One direct action lawsuit has been filed against the Company in the United States District Court for the Eastern District of Michigan asserting claims based on alleged violations of federal and state antitrust laws, RICO and tortious interference and seeking damages, civil penalties and injunctive relief. The defendants filed motions to dismiss that case. On May 29, 2009 the Court dismissed all claims against the Company in that lawsuit. On June 29, 2009, the plaintiff filed a motion for reconsideration, and on July 17, 2009 the Court reversed, in part, its May 29, 2009 order, reinstating only the RICO claim against the Company. The dismissal of the remaining claims was not affected. On August 10, 2009, the Company filed an answer to the reinstated claim. Discovery is ongoing in that matter.

        The Company intends to vigorously defend the pending lawsuits. At this time, the Company is unable to predict the outcome of these lawsuits, the possible loss or possible range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company and its operations.

SEC Inquiry

        On or about October 21, 2008, the Company received notice that the Securities and Exchange Commission has initiated an informal inquiry into matters that are the subject of the investigation by the special committee of the Company's Board of Directors. The Company is cooperating with the informal inquiry.

Stockholder Litigation

        Beginning on August 8, 2008, purported class action complaints were filed in the United States District Court for the Eastern District of Michigan asserting claims under the federal securities laws against the Company and certain of its current or former senior officers. The complaints, which are substantially similar, allege that the defendants misrepresented and failed to disclose the existence of, and the Company's alleged participation in, an alleged antitrust conspiracy in the packaged ice industry. The complaints purport to assert claims on behalf of various alleged classes of purchasers of the Company's common stock. On July 17, 2009, the Court consolidated the actions and appointed a lead plaintiff and interim lead plaintiff's counsel. The lead plaintiff filed a consolidated amended complaint on November 2, 2009. The Company filed a motion to dismiss the consolidated amended complaint on December 17, 2009. Plaintiffs filed a response to that motion to dismiss on January 18, 2010, and the Company filed a reply in support of the motion on February 17, 2010.

        Two stockholder derivative actions have been filed on the Company's behalf in state district court in Dallas County, Texas, naming as defendants, among others, the members of the Company's Board of Directors and certain current and former officers. Those cases have been consolidated in the 68th Judicial District Court of Dallas County, Texas. The petitions assert claims for breach of fiduciary duty, unjust enrichment, insider selling, abuse of control, and gross mismanagement and seek damages,

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. COMMITMENTS AND CONTINGENCIES (Continued)

equitable relief, attorney fees and costs. The consolidated case is currently stayed and administratively closed, with the parties required to submit monthly joint status letters regarding the stockholder actions pending in the Eastern District of Michigan. A status conference in this matter is scheduled for April 5, 2010.

        The Company and the other defendants intend to vigorously defend the pending lawsuits. At this time, the Company is unable to predict the outcome of these lawsuits, the possible loss or possible range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

Other Matters

        During the years ended December 31, 2009 and 2008, the Company incurred gross costs of $6.3 million and $15.5 million, respectively, in connection with legal fees and other expenses associated with the antitrust investigation being conducted by the Antitrust Division of the Department of Justice and the related litigation. During the year ended December 31, 2009, these costs were offset by $7.2 million of gains related to reimbursements from one of the Company's insurance carriers.

        The Company is also involved in various other claims, lawsuits and proceedings arising in the ordinary course of business. There are uncertainties inherent in the ultimate outcome of such matters and it is difficult to determine the ultimate costs that the Company may incur. The Company believes the resolution of such other ordinary course uncertainties and the incurrence of such costs will not have a material adverse effect on the consolidated financial position, results of operations or cash flows.

17. QUARTERLY INFORMATION (UNAUDITED)

        The following table summarizes the unaudited quarterly information for the years ended December 31, 2009 and 2008. In the opinion of management, all adjustments necessary for a fair presentation of the unaudited results for the periods are included.

        For the year ended December 31, 2009:

	1st	2nd	3rd	4th
	(in thousands)
Revenues	$42,246	$99,899	$115,446	$54,740
Gross profit	1,638	37,510	45,101	8,435
Net (loss) income	(11,967)	8,238	9,988	(2,025)
Basic net (loss) income per share	(0.54)	0.37	0.44	(0.09)
Diluted net (loss) income per share	(0.54)	0.37	0.44	(0.09)

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. QUARTERLY INFORMATION (UNAUDITED) (Continued)

        For the year ended December 31, 2008:

	1st	2nd	3rd	4th
	(in thousands)
Revenues	$43,035	$102,687	$125,646	$57,930
Gross profit	597	34,893	47,764	10,343
Net (loss) income	(3,311)	5,658	(112,990)	(9,788)
Basic net (loss) income per share	(0.15)	0.26	(5.13)	(0.44)
Diluted net (loss) income per share	(0.15)	0.26	(5.13)	(0.44)

        In the three months ended September 30, 2008, the Company recognized a non-cash goodwill impairment charge of $149.7 million (pre-tax).

18. SUBSEQUENT EVENTS

        2010 Equity Incentive Grants.    Effective January 1, 2010, the compensation committee (the "Committee") of the Board of Directors of the Company granted 174,034 shares of restricted stock and 355,446 stock options to 43 of the Company's executives and consultants pursuant to the Company's 2005 Equity Incentive Plan. In addition, these same executives and consultants were conditionally approved for grants of 106,666 shares of restricted stock and 217,854 stock options, subject to the approval by the Company's stockholders of an amendment to the 2005 Equity Incentive Plan to increase the maximum number of shares authorized for issuance under the 2005 Equity Incentive Plan. The Company anticipates seeking the approval of its stockholders for such an amendment to the 2005 Equity Incentive Plan at the next annual meeting of the Company's stockholders.

        The restricted stock grants, conditional restricted stock grants, stock option grants and conditional stock option grants will all vest in three equal amounts with the first vesting on January 1, 2011, the second vesting on January 1, 2012 and the third vesting on January 1, 2013. The stock option grants and conditional stock option grants have been made in the form of 7-year stock options with the options vesting in three tranches, similar to the 2009 grants described in note 14. The stock option grants have been granted at an exercise price equal to the fair market value on December 31, 2009, or $4.29 per share; the conditional stock option grants have been granted at an exercise price equal to the fair market value on the date of stockholder approval of the amendment to the Plan.

        Intention to Launch Exchange Offer.    On February 19, 2010, the Company announced that Reddy Corp. intends to offer to exchange in a private placement new senior secured notes of Reddy Corp. (the "New Second Lien Notes") for Reddy Holdings' outstanding Discount Notes due in 2012. In conjunction with the exchange offer, Reddy Corp. will solicit consents to approve certain amendments to the indenture governing the Discount Notes to eliminate certain provisions, including substantially all of the restrictive covenants, eliminate certain events of default and eliminate or modify related provisions contained in such indenture. The New Second Lien Notes will be senior obligations of Reddy Corp., secured by a second-priority security interest in the assets that will secure Reddy Corp.'s new credit facility and new first lien notes, and will be guaranteed by Reddy Holdings and each of Reddy Corp.'s future domestic restricted subsidiaries that guarantee Reddy Corp.'s obligations under its new credit facility and new first lien notes. The exchange offer and consent solicitation will be subject to certain conditions and Reddy Corp. has the right to waive these conditions or to terminate or

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. SUBSEQUENT EVENTS (Continued)

withdraw the exchange offer and consent solicitation at any time and for any reason prior to the fulfillment or waiver of the conditions to the offer.

        Private Offering of $300 Million of Senior Secured Notes.    On February 19, 2010, the Company announced that Reddy Corp. intends to commence an offering, subject to market and other conditions, of $300 million aggregate principal amount of senior secured notes (the "New $300 Million Senior Secured Notes") in a private offering. Reddy Corp. intends to use the proceeds of the offering to refinance the Company's existing Term Loan and to pay estimated transaction fees and expenses, with the balance retained for general corporate purposes, including funding future growth initiatives identified in the Company's strategic planning process and acquisitions. The New $300 Million Senior Secured Notes will be guaranteed by the Company and by Reddy Corp.'s future domestic restricted subsidiaries, and the notes and the guarantees will be secured by a first-priority lien on substantially all the tangible and intangible assets of Reddy Corp., Reddy Holdings and any such restricted subsidiaries.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

REDDY ICE HOLDINGS, INC.—PARENT COMPANY ONLY

CONDENSED BALANCE SHEETS

	December 31,
	2009	2008
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,209	$12,045
Accounts receivable	6,600	178

Total current assets	$10,809	12,223
INVESTMENT IN SUBSIDIARY	149,914	143,191
INTANGIBLES ASSETS, net	2,051	2,776

TOTAL	$162,774	$158,190

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	844	4,184
Accrued interest	2,634	2,634
Total current liabilities	3,478	6,818
LONG-TERM OBLIGATIONS	150,500	150,500
COMMITMENTS AND CONTINGENCIES (Note 3)	—	—
STOCKHOLDERS' EQUITY:
Preferred stock: 25,000,000 share authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; 22,579,016 and 22,114,116 and shares issued and outstanding at December 31, 2009 and 2008, respectively	226	221
Additional paid-in capital	223,312	221,824
Accumulated deficit	(214,742)	(218,976)
Accumulated other comprehensive loss of subsidiary	—	(2,197)

Total stockholders' equity	8,796	872

TOTAL	$162,774	$158,190

See accompanying notes to condensed financial statements.

 REDDY ICE HOLDINGS, INC.—PARENT COMPANY ONLY

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Operating expenses	$—	$—	$—
Cost of antitrust investigations and related litigation, net of insurance proceeds	(891)	15,524	—
Transaction costs related to merger agreement	—	835	2,456

Income (loss) from operations	891	(16,359)	(2,456)
Interest expense	(16,527)	(15,620)	(14,169)
Interest income	40	498	411
Gain on termination of merger agreement	—	17,000	—

Loss before equity in earnings (loss) of subsidiary	(15,596)	(14,481)	(16,214)
Equity in earnings (loss) of subsidiary	19,830	(105,950)	26,557

Net income (loss)	4,234	$(120,431)	$10,343

See accompanying notes to condensed financial statements.

 REDDY ICE HOLDINGS, INC.—PARENT COMPANY ONLY

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	4,234	$(120,431)	$10,343
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) loss of subsidiary	(19,830)	105,950	(26,557)
Dividends from subsidiary	16,803	28,733	36,158
Amortization of debt issue costs and debt discounts	744	12,983	14,186
Changes in assets and liabilities:
Accounts receivables	(6,422)	(153)	10
Accounts payable, accrued expenses and other	(3,339)	6,420	398

Net cash provided by operating activities	(7,810)	33,502	34,538

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends and other distributions to stockholders	—	(27,733)	(36,158)
Repurchase and retirement of common stock	(26)	(199)	—

Net cash used in financing activities	(26)	(27,932)	(36,158)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,836)	5,570	(1,620)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,045	6,475	8,095

CASH AND CASH EQUIVALENTS, END OF PERIOD	4,209	$12,045	$6,475

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash receipts of interest income	$38	$523	$422

See accompanying notes to condensed financial statements.

Reddy Ice Holdings, Inc.—Parent Company Only

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies

        The condensed financial statements represent the financial information required by Rule 5-04 of Regulation S-X for Reddy Ice Holdings, Inc. ("Reddy Holdings"), which requires the inclusion of parent company only financial statements if the restricted net assets of consolidated subsidiaries exceed 25% of total consolidated net assets as of the last day of its most recent fiscal year. As of December 31, 2009, the restricted net assets of Reddy Holdings' consolidated subsidiary exceeded 25% of Reddy Holdings' total net assets.

        Reddy Holdings is a holding company which owns all the outstanding stock of its one subsidiary, Reddy Ice Corporation as of December 31, 2009 and 2008.

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

2. Long-Term Obligations

        On October 27, 2004, Reddy Holdings issued $151 million in aggregate principal amount at maturity of 10 1/2% Senior Discount Notes due 2012. See Note 10 to Reddy Holdings' consolidated financial statements for further information.

        As of December 31, 2009, principal maturities of long-term obligations for the next five years are as follows (dollars in thousands):

2010	$—
2011	—
2012	150,500
2013	—
2014	—
2015 and thereafter	—

Total	$150,500

3. Commitments and Contingencies

        For information regarding commitments and contingencies related to Reddy Holdings, see Note 16 to Reddy Holdings' consolidated financial statements.