Form 10-Q
period 2010-03-31
REDDY ICE HOLDINGS INC
filed 2010-04-23
CIK 1268984

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
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

        The number of shares of registrant's common stock outstanding as of April 20, 2010 was 22,754,214.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2010

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2010	December 31, 2009
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,387	$44,649
Accounts receivable, net	17,121	26,289
Inventories, parts and supplies	12,404	11,057
Prepaid expenses and other current assets	3,922	3,840
Deferred tax assets	1,744	1,744

Total current assets	89,578	87,579
RESTRICTED CASH	12,292	—
PROPERTY AND EQUIPMENT, net	217,417	215,853
GOODWILL	79,590	79,493
OTHER INTANGIBLES, net	69,071	70,429
INVESTMENTS	2,148	1,648
OTHER ASSETS, net	11,515	663

TOTAL	$481,611	$455,665

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term obligations	$1	$1
Revolving credit facility	—	—
Accounts payable	12,463	13,536
Accrued expenses	14,042	13,620

Total current liabilities	26,506	27,157
LONG-TERM OBLIGATIONS	450,605	390,601
DEFERRED TAXES AND OTHER LIABILITIES, net	17,957	29,111
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock: 25,000,000 share authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; 22,754,214 and 22,579,016 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	228	226
Additional paid-in capital	223,654	223,312
Accumulated deficit	(237,339)	(214,742)

Total stockholders' equity (deficit)	(13,457)	8,796

TOTAL	$481,611	$455,665

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(in thousands, except per share amounts)
Revenues	$35,894	$42,246
Cost of sales (excluding depreciation)	34,908	35,480
Depreciation expense related to cost of sales	5,314	5,128

Gross (loss) profit	(4,328)	1,638
Operating expenses	13,119	12,177
Depreciation and amortization expense	1,876	1,709
Loss (gain) on dispositions of assets	227	(4)
Acquisition expenses	2	—
Loss on diesel hedge	—	356
Cost of antitrust investigations and related litigation (Note 11)	913	2,882

Loss from operations	(20,465)	(15,482)
Interest expense	(7,259)	(7,221)
Interest income	4	70
Debt refinance costs	(6,108)	—

Loss before income taxes	(33,828)	(22,633)
Income tax benefit	11,231	10,666

Net loss	$(22,597)	$(11,967)

Basic and diluted net loss per share:
Net loss	$(1.01)	$(0.54)

Weighted average common shares outstanding	22,406	22,064

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at January 1, 2010	22,579	$226	$223,312	$(214,742)	$8,796
Compensation expense related to stock-based awards	—	—	$327	—	$327
Issuance of restricted stock	174	2	(2)	—	—
Forfeiture of restricted stock	(6)	—	—	—	—
Common stock issued upon exercise of stock options	7	—	17	—	17
Comprehensive loss:
Net loss	—	—	—	(22,597)	(22,597)

Total comprehensive loss					(22,597)

Balance at March 31, 2010	22,754	$228	$223,654	$(237,339)	$(13,457)

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,597)	$(11,967)
Adjustments to reconcile net loss to net cash provided by operating activities (excluding working capital from acquisitions):
Depreciation and amortization expense	7,190	6,837
Amortization of debt issue costs and accretion of tender premium	425	364
Debt refinance cost	6,108	—
Deferred tax benefit	(11,231)	(10,666)
Loss (gain) on dispositions of assets	227	(4)
Decrease in fair value of diesel hedge	—	254
Stock-based compensation expense	327	397
Change in assets and liabilities:
Accounts receivable	9,167	3,369
Inventory, parts and supplies	(1,347)	(1,453)
Prepaid expenses and other current assets	(224)	(3,080)
Accounts payable, accrued expenses and other	(264)	(2,697)

Net cash used in operating activities	(12,219)	(18,646)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(10,020)	(4,586)
Proceeds from dispositions of property and equipment	261	48
Reimbursement of the cost of equipment placed under operating leases	2,000	—
Cost of acquisitions, net of cash acquired	(763)	—
Restricted cash	(12,292)	—
Issuance of note receivable	—	(150)
Collection of note receivable	—	23
Purchase of investments	(500)	—

Net cash used in investing activities	(21,314)	(4,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of employee stock options	17	—
Issuance of debt	300,000	—
Debt issuance costs	(16,745)	—
Repayment of long-term obligations	(240,001)	—

Net cash provided by financing activities	43,271	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,738	(23,311)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	44,649	39,684

CASH AND CASH EQUIVALENTS, END OF PERIOD	$54,387	$16,373

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$6,708	$4,878

Cash receipts of interest income	$4	$70

Cash payments for income taxes	$93	—

Increase in fair value of interest rate hedges	—	$602

Additions to property and equipment included in accounts payable	$1,549	$878

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

1. General

        The condensed consolidated financial statements of Reddy Ice Holdings, Inc. and Subsidiary included herein are unaudited; however, the balance sheet as of December 31, 2009 has been derived from the audited financial statements for that date but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements have been prepared by the Company pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Under the SEC's regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. All significant intercompany balances and transactions have been eliminated upon consolidation, and all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal and recurring nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results to be achieved for the full year.

        Reddy Ice Holdings, Inc. ("Reddy Holdings"), and its wholly-owned subsidiary, Reddy Ice Corporation ("Reddy Corp"), referred to collectively as the "Company", manufacture and distribute packaged ice products. The Company consists of a single operating segment. The common stock of Reddy Holdings is publicly traded on the New York Stock Exchange under the ticker symbol "FRZ".

2. Recently Adopted and New Accounting Pronouncements

        In December 2009, the Financial Accounting Standards Board ("FASB") issued ASU 2009-17, "Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities." ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009 and for interim periods within the first annual reporting period. The adoption of ASU 2009-17 on January 1, 2010 did not have a material effect on the Company's results of operations and financial position.

3. Acquisitions

        During the three months ending March 31, 2010, the Company purchased two ice companies in connection with its ongoing program of acquiring ice businesses. The total purchase price was allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair values as of the closing dates using valuations and other studies. No acquisitions were completed during the three months ended March 31, 2009. The following table summarizes the aggregate purchase prices,

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

3. Acquisitions (Continued)

estimated aggregate fair values of the assets acquired and the liabilities assumed and direct acquisition costs expensed:

	Three months ended March 31,
	2010	2009
	(in millions)
Purchase price	$0.8	$—
Assets acquired:
Property and equipment	0.1	—
Goodwill	0.1	—
Other intangible assets	0.6	—

Total assets acquired	0.8	—
Total liabilities assumed—none	—	—

Net assets acquired	$0.8	—

Direct acquisition costs expensed	$—	$—

        The amount of tax deductible goodwill recognized in connection with the transactions described above is $0.1 million. Other intangible assets were comprised of customer lists, which are being amortized over useful lives of eight to 30 years. The acquisitions were funded out of the Company's operating cash flows and proceeds from debt offerings.

        Unaudited pro forma information has not been presented as the pro forma information for the three months ended March 31, 2010 and 2009 does not differ materially from the Company's actual financial information presented herein.

4. Inventories, Parts and Supplies

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

	March 31, 2010	December 31, 2009
	(in thousands)
Raw materials	$5,680	$5,190
Finished goods	3,329	2,494
Parts and supplies	3,395	3,373

Total	$12,404	$11,057

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

5. Accrued Expenses

	March 31, 2010	December 31, 2009
	(in thousands)
Accrued interest	$3,036	$2,839
Accrued compensation and employee benefits, including payroll taxes and workers compensation insurance	4,507	4,171
Accrued utilities	1,017	1,924
Accrued property, sales and other taxes	2,063	1,488
Other accrued insurance	1,814	1,704
Other	1,605	1,494

Total	$14,042	$13,620

6. Revolving Credit Facility and Long-Term Obligations

        At March 31, 2010 and December 31, 2009, long-term obligations consisted of the following:

	March 31, 2010	December 31, 2009
	(in thousands)
Old credit facilities—Term Loan	$—	$240,000
11.25% Senior Secured Notes	300,000	—
13.25% Senior Secured Notes	139,407	—
Less: Unamortized early tender premium on 13.25% Senior Secured Notes	(638)	—
10 1/2% Senior Discount Notes	11,736	150,500
Other Notes Payable	101	102

Total long-term obligations	450,606	390,602
Less: Current maturities	1	1

Long-term obligations, net	$450,605	$390,601

        11.25% Senior Secured Notes.    On March 15, 2010, Reddy Corp issued $300 million in aggregate principal amount of 11.25% Senior Secured Notes due 2015 (the "First Lien Notes") in a private placement offering. Cash interest accrues on the First Lien Notes at a rate of 11.25% per annum and is payable semi-annually in arrears on March 15 and September 15. The proceeds of the offering were used to repay certain of Reddy Corp's preexisting debt (see "Old Senior Credit Facilities" below), pay fees and expenses related to the transactions and provide the Company with cash for future use.

        The First Lien Notes are senior secured obligations of Reddy Corp and are:

  •
  guaranteed by Reddy Holdings;

  •
  secured on a first-priority basis by liens on substantially all of the assets of Reddy Corp and Reddy Holdings;

  •
  senior in right of payment to all of Reddy Corp's and Reddy Holdings' future subordinated indebtedness;

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

6. Revolving Credit Facility and Long-Term Obligations (Continued)

  •
  effectively senior to all of Reddy Corp's and Reddy Holdings' existing and future unsecured senior indebtedness; and

  •
  subject to registration with the SEC pursuant to a registration rights agreement.

        The First Lien Notes include customary covenants that restrict, among other things, Reddy Corp's and its future subsidiaries' ability to incur additional debt or issue certain preferred stock, pay dividends or redeem, repurchase or retire its capital stock or subordinated indebtedness, make certain investments, create liens, enter into arrangements that restrict dividends from its subsidiaries, merge or sell all or substantially all of its assets or enter into various transactions with affiliates. From and after March 15, 2013, Reddy Corp may redeem any or all of the First Lien Notes by paying a redemption premium, which is initially 5.625% of the principal amount of the First Lien Notes and declines to 0% for the period commencing on March 15, 2014 and thereafter. Prior to March 15, 2013, Reddy Corp may redeem any or all of the First Lien Notes by paying a "make-whole" redemption premium. If Reddy Corp experiences a change of control, Reddy Corp will be required to make an offer to repurchase the First Lien Notes at a price equal to 101% of their accreted value, plus accrued and unpaid interest, if any, to the date of purchase. Reddy Corp may also be required to make an offer to purchase the First Lien Notes with proceeds of asset sales that are not reinvested in the Company's business or used to repay other indebtedness.

        The indenture governing the First Lien Notes restricts the amount of dividends, distributions and other restricted payments Reddy Corp may make. Under the indenture, Reddy Corp is restricted from paying dividends to Reddy Holdings unless, at the time of such payment:

  •
  no default or event of default has occurred and is continuing or would occur as a consequence thereof;

  •
  the first lien leverage ratio set forth in the indenture governing the First Lien Notes is less than or equal to 3.5 to 1.0; and

  •
  there is sufficient capacity under the buildup amount under the indenture governing the First Lien Notes.

        The first lien leverage ratio under the indenture governing the First Lien Notes means the ratio of EBITDA (as defined in the indenture) for the most recent four fiscal quarters to first lien indebtedness (as defined in the indenture) as of the end of such four quarter period. Reddy Corp is generally required to calculate its first lien leverage ratio on a pro forma basis to give effect to the incurrence and repayment of indebtedness as well as acquisitions and dispositions.

        The buildup amount equals 50% of the consolidated net income of Reddy Corp accrued during the period (treated as one accounting period) from April 1, 2010 to the end of the most recent fiscal quarter for which internal financial statements are available (or, if such consolidated net income is a deficit, minus 100% of such deficit), plus, the net cash proceeds to Reddy Corp of the issuance of capital stock, subject to certain exceptions, and any cash capital contribution received by Reddy Corp from its stockholders, in each case after April 1, 2010, plus the amount by which Reddy Corp indebtedness is reduced on its balance sheet as a result of the conversion or exchange of such indebtedness for capital stock, plus the net reduction in certain restricted investments made by Reddy Corp, less the amount of certain restricted payments made from time to time, including, among other

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

6. Revolving Credit Facility and Long-Term Obligations (Continued)

things, the payment of cash dividends. Reddy Corp is not currently permitted to pay dividends under this provision.

        In addition, regardless of the leverage ratio or whether Reddy Corp could make any restricted payments under the buildup amount provision referred to above, Reddy Corp is permitted to make certain restricted payments including (1) dividend payments at any time in an aggregate amount of up to $25.0 million if no default has occurred and is continuing under the indenture, (2) the payment of interest when due on the remaining 10 1/2% Senior Discount Notes and the repayment, redemption or retirement of remaining 10 1/2% Senior Discount Notes from the proceeds of certain indebtedness of Reddy Corp incurred after the date of issuance of the First Lien Notes, (3) the payment of dividends to Reddy Holdings in an amount per year not to exceed $1.0 million to pay franchise taxes and overhead expenses of Reddy Holdings and (4) the payment of dividends to Reddy Holdings in an amount per year not to exceed 6.0% of the aggregate net cash proceeds received by Reddy Corp from all public equity offerings after the date of issuance of the First Lien Notes subject to specified conditions. However, the amount of dividend payments permitted under this 6.0% provision will correspondingly reduce the amount otherwise available under the buildup amount for restricted payments, including dividends.

        13.25% Senior Secured Notes.    On March 15, 2010, Reddy Corp issued $137.6 million in aggregate principal amount of 13.25% Senior Secured Notes due 2015 (the "Second Lien Notes") in the initial settlement of a private placement exchange offer for the outstanding Discount Notes (the "Exchange Offer"). On March 24, 2010, Reddy Corp issued an additional $1.8 million in aggregate principal amount of Second Lien Notes in the final settlement of the Exchange Offer. Reddy Corp received no cash proceeds from the issuance of the Second Lien Notes. Cash interest accrues on the Second Lien Notes at a rate of 13.25% per annum and is payable semi-annually in arrears on May 1 and November 1, with the first payment occurring on November 1, 2010. In connection with the Exchange Offer, the Company issued $0.6 million of Second Lien Notes to certain bondholders as an early tender premium (see "10 1/2% Senior Discount Notes" below for further information). These additional Second Lien Notes were not reflected in the Company's condensed consolidated balance sheet upon issuance, but will be recognized as additional debt through interest expense over the term of the Second Lien Notes.

        The Second Lien Notes are senior secured obligations of Reddy Corp and are:

  •
  guaranteed by Reddy Holdings;

  •
  secured on a second-priority basis by liens on substantially all of the assets of Reddy Corp and Reddy Holdings;

  •
  senior in right of payment to all of Reddy Corp's and Reddy Holdings' future subordinated indebtedness;

  •
  effectively senior to all of Reddy Corp's and Reddy Holdings' existing and future unsecured senior indebtedness; and

  •
  subject to registration with the SEC pursuant to a registration rights agreement.

        The Second Lien Notes include customary covenants that restrict, among other things, Reddy Corp's and its future subsidiaries' ability to incur additional debt or issue certain preferred stock, pay dividends or redeem, repurchase or retire its capital stock or subordinated indebtedness, make certain

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

6. Revolving Credit Facility and Long-Term Obligations (Continued)

investments, create liens, enter into arrangements that restrict dividends from its subsidiaries, merge or sell all or substantially all of its assets or enter into various transactions with affiliates. From and after March 1, 2013, Reddy Corp may redeem any or all of the Second Lien Notes by paying a redemption premium, which is initially 6.625% of the principal amount of the Second Lien Notes and declines to 0% for the period commencing on March 1, 2014 and thereafter. Prior to March 1, 2013, Reddy Corp may redeem any or all of the Second Lien Notes by paying a "make-whole" redemption premium. If Reddy Corp experiences a change of control, Reddy Corp will be required to make an offer to repurchase the Second Lien Notes at a price equal to 101% of their accreted value, plus accrued and unpaid interest, if any, to the date of purchase. Reddy Corp may also be required to make an offer to purchase the Second Lien Notes with proceeds of asset sales that are not reinvested in the Company's business or used to repay other indebtedness.

        The indenture governing the Second Lien Notes restricts the amount of dividends, distributions and other restricted payments Reddy Corp may make. Under the indenture, Reddy Corp is restricted from paying dividends to Reddy Holdings unless, at the time of such payment:

  •
  no default or event of default has occurred and is continuing or would occur as a consequence thereof;

  •
  the secured leverage ratio set forth in the indenture governing the Second Lien Notes is less than or equal to 6.0 to 1.0; and

  •
  there is sufficient capacity under the buildup amount under the indenture governing the Second Lien Notes.

        The secured leverage ratio under the indenture governing the Second Lien Notes means the ratio of EBITDA (as defined in the indenture) for the most recent four fiscal quarters to secured indebtedness (as defined in the indenture) as of the end of such four quarter period. Reddy Corp is generally required to calculate its secured leverage ratio on a pro forma basis to give effect to the incurrence and repayment of indebtedness as well as acquisitions and dispositions.

        The buildup amount equals 50% of the consolidated net income of Reddy Corp accrued during the period (treated as one accounting period) from April 1, 2010 to the end of the most recent fiscal quarter for which internal financial statements are available (or, if such consolidated net income is a deficit, minus 100% of such deficit), plus, the net cash proceeds to Reddy Corp of the issuance of capital stock, subject to certain exceptions, and any cash capital contribution received by Reddy Corp from its stockholders, in each case after April 1, 2010, plus the amount by which Reddy Corp indebtedness is reduced on its balance sheet as a result of the conversion or exchange of such indebtedness for capital stock, plus the net reduction in certain restricted investments made by Reddy Corp, less the amount of certain restricted payments made from time to time, including, among other things, the payment of cash dividends. Reddy Corp is not currently permitted to pay dividends under this provision.

        In addition, regardless of the leverage ratio or whether Reddy Corp could make any restricted payments under the buildup amount provision referred to above, Reddy Corp is permitted to make certain restricted payments including (1) dividend payments at any time in an aggregate amount of up to $25.0 million if no default has occurred and is continuing under the indenture, (2) the payment of interest when due on the remaining Discount Notes and the repayment, redemption or retirement of remaining Discount Notes from the proceeds of certain indebtedness of Reddy Corp incurred after the

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

6. Revolving Credit Facility and Long-Term Obligations (Continued)

date of issuance of the Second Lien Notes, (3) the payment of dividends to Reddy Holdings in an amount per year not to exceed $1.0 million to pay franchise taxes and overhead expenses of Reddy Holdings and (4) the payment of dividends to Reddy Holdings in an amount per year not to exceed 6.0% of the aggregate net cash proceeds received by Reddy Corp from all public equity offerings after the date of issuance of the Second Lien Notes subject to specified conditions. However, the amount of dividend payments permitted under this 6.0% provision will correspondingly reduce the amount otherwise available under the buildup amount for restricted payments, including dividends.

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

        On February 22, 2010, Reddy Corp launched the Exchange Offer, offering $1,000 in aggregate principal amount of Second Lien Notes for each $1,000 of Discount Notes exchanged. In addition, for Discount Notes exchanged on or prior to March 5, 2010, Reddy Corp offered an early tender premium of $5 in aggregate principal amount of Second Lien Notes for each $1,000 of Discount Notes exchanged. In conjunction with the Exchange Offer, Reddy Corp solicited consents to eliminate substantially all of the restrictive covenants from the indenture governing the Discount Notes. At the expiration of the Exchange Offer on March 19, 2010, approximately 92.2% of the aggregate principal amount of the Discount Notes had been tendered into the Exchange Offer. Following the final settlement of the Exchange Offer, $11.7 million in aggregate principal amount of the Discount Notes remain outstanding.

        The Discount Notes are unsecured obligations of Reddy Holdings and are:

  •
  not guaranteed by Reddy Corp;

  •
  senior in right of payment to all of Reddy Holdings' future subordinated indebtedness;

  •
  equal in right of payment with any of Reddy Holdings' existing and future unsecured senior indebtedness;

  •
  effectively subordinated to Reddy Holdings' existing and future secured debt, including the debt under the First Lien Notes, the Second Lien Notes and the credit facility, which are guaranteed on a secured basis by Reddy Holdings; and

  •
  structurally subordinated to all obligations and preferred equity of Reddy Corp.

        From and after November 1, 2008, Reddy Holdings may redeem any or all of the Discount Notes by paying a redemption premium, which was initially 5.25% of the principal amount at maturity of the Discount Notes and declines annually to 0% for the period commencing on November 1, 2010 and thereafter. For the period from November 1, 2009 to October 31, 2010, the redemption premium is 2.625%.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

6. Revolving Credit Facility and Long-Term Obligations (Continued)

        New Senior Credit Facility.    On March 15, 2010, Reddy Corp entered into a revolving credit facility with a syndicate of banks, financial institutions and other entities as lenders, including JPMorgan Chase Bank, N.A., as Administrative Agent (the "New Credit Facility"). The New Credit Facility provides for a $35 million revolving credit facility. Under the New Credit Facility, Reddy Corp has the right to request the aggregate commitments to be increased to $50 million provided certain conditions are met. None of the lenders are obligated to provide such additional commitments.

        The New Credit Facility is an obligation of Reddy Corp and is guaranteed by Reddy Holdings. The New Credit Facility will mature on January 31, 2014.

        At March 31, 2010, the Company had $35 million of availability under the New Credit Facility as no amounts were outstanding.

        Principal balances outstanding under the New Credit Facility bear interest per annum, at the Company's option, at the sum of the base rate or LIBOR plus the applicable margin. The applicable margin for base rate loans was initially 3.75% and for LIBOR loans was initially 4.75%, with such applicable margins subject to reduction based upon the Company's net leverage ratio (as defined in the New Credit Facility). The base rate is defined as the greatest of the prime rate (as announced from time to time by the Administrative Agent), the federal funds rate plus 0.5% or the one-month LIBOR rate plus 1.0%. Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. The Company also pays a quarterly fee on the average availability under the revolving credit facility at an annual rate of 0.875%, with such availability fee subject to reduction based upon the Company's net leverage ratio. Amounts may be drawn under the New Credit Facility so long as no default or event of default exists.

        The New Credit Facility does not require any scheduled principal payments prior to its stated maturity date. Subject to certain conditions, mandatory repayments of the New Credit Facility (and mandatory commitment reductions of the New Credit Facility) are required to be made with portions of the proceeds from (1) asset sales, (2) the issuance of debt securities and (3) insurance and condemnation awards, subject to various exceptions. In the event of a change in control, as defined in the New Credit Facility, an event of default will occur under the New Credit Facility.

        The New Credit Facility contains affirmative and negative covenants applicable to Reddy Corp and its future subsidiaries, subject to materiality and other qualifications, baskets and exceptions. The negative covenants, among other things, restrict the ability of Reddy Corp to:

  •
  incur additional indebtedness or issue certain preferred shares;

  •
  create liens;

  •
  make investments;

  •
  pay dividends or make other restricted payments;

  •
  consolidate or merge or acquire or dispose of assets;

  •
  enter into transactions with affiliates;

  •
  permit consensual encumbrances or restrictions on Reddy Corp's restricted subsidiaries' ability to pay dividends or make certain other payments to Reddy Corp; and

  •
  prepay certain indebtedness, including the First Lien Notes and the Second Lien Notes.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

6. Revolving Credit Facility and Long-Term Obligations (Continued)

        Under the restricted payments covenant in the New Credit Facility, Reddy Corp is generally prohibited from paying dividends and otherwise transferring assets to Reddy Holdings. Reddy Corp. is permitted to pay certain limited dividends to Reddy Holdings, the proceeds of which must be used to maintain Reddy Holdings' corporate existence.

        Reddy Corp may also pay dividends to Reddy Holdings for specified purposes, including the payment of cash interest on the Discount Notes, in an amount not greater than Reddy Corp's Cumulative Available Cash (as defined in the New Credit Facility) for the period (taken as one accounting period) from April 1, 2010 to the end of its most recently ended fiscal quarter for which a covenant compliance certificate under the New Credit Facility has been delivered to the lenders. As of March 31, 2010, the initial amount of Cumulative Available Cash was $65.0 million. The New Credit Facility precludes Reddy Corp from declaring any dividends if an event of default under the credit facility has occurred and is continuing. In particular, it will be an event of default if Reddy Corp's leverage ratio exceeds the level specified in the credit agreement, which is 7.75:1.00 for periods ending through December 31, 2010, or Reddy Corp's fixed charge coverage ratio is less than the level specified in the credit agreement, which is 1.00:1.00 for periods ending through September 30, 2011. The maximum leverage ratio declines to 7.25:1.00 for periods ending from March 31, 2011 to September 30, 2011, 5.75:1:00 for periods ending from December 31, 2011 to September 30, 2012 and 5.00:1.00 for periods ending from December 31, 2012 to September 30, 2013. The minimum fixed charge coverage ratio increases to 1.2:1.00 for periods ending from December 31, 2011 to September 30, 2013.

        The New Credit Facility contains financial covenants, which include the maintenance of the leverage ratio and fixed charge coverage ratio noted above and are collateralized by substantially all of the Company's assets. At March 31, 2010, Reddy Corp was in compliance with these covenants. Reddy Holdings guarantees the Credit Facilities and such guarantee is collateralized by a pledge of substantially all of the assets of Reddy Holdings.

        Obligations under the New Credit Facility may be declared immediately due and payable upon the occurrence of certain events of default as defined in the credit agreement, including failure to pay any principal when due and payable, failure to pay interest within five (5) days after due, failure to comply with any covenant, representation or condition of any loan document, any change of control, cross-defaults, and certain other events as set forth in the credit agreement, with grace periods in some cases.

        An acceleration of the indebtedness under the New Credit Facility would be an event of default under the First Lien Notes and Second Lien Notes if the outstanding balance of the New Credit Facility at the time of acceleration is over $10 million.

        Letters of Credit.    The New Credit Facility does not provide for the issuance of standby letters of credit. In March 2010, Reddy Corp entered into a separate letter of credit facility with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association (the "LC Facility"). Letters of credit issued under the LC Facility are cash collateralized at 102% of the amount of the letter of credit. The cash collateral provided under the LC Facility is maintained in a restricted account at JP Morgan Chase Bank, N.A. and is reported as "Restricted cash" in the condensed consolidated balance sheets.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

6. Revolving Credit Facility and Long-Term Obligations (Continued)

        Old Senior Credit Facilities.    On August 12, 2005, the Company amended and restated its credit facilities with a syndicate of banks, financial institutions and other entities as lenders, including Credit Suisse, Cayman Islands Branch, as Administrative Agent, CIBC World Markets Corp., JPMorgan Chase Bank, N.A., Wachovia Bank N.A., Bear Stearns Corporate Lending Inc. and Lehman Commercial Paper, Inc. (the "Old Credit Facilities"). The Old Credit Facilities provided for a $60 million revolving credit facility and a $240 million term loan. The Old Credit Facilities were obligations of Reddy Corp and were guaranteed by Reddy Holdings. On March 15, 2010, the Old Credit Facilities were terminated and all amounts owed thereunder were repaid from the proceeds of the sale of the First Lien Notes.

        Fair Value of Debt Instruments.    At March 31, 2010 and December 31, 2009, the fair value of the Company's debt, was $469.4 million and $353.0 million, respectively, while the book value was $450.6 million and $390.6 million, respectively. The fair value of the Company's debt is primarily based on quoted market prices for the debt.

7. Financial Derivative Instruments

        Interest Rate Hedging Agreement.    Effective September 12, 2005, the Company entered into an interest rate hedging agreement (the "2005 Hedge") to fix the interest rate on a portion of its Term Loan. The 2005 Hedge had a term of three years and ten months and expired on July 12, 2009. The 2005 Hedge had an initial notional balance of $220 million. The notional balance decreased by $20 million on October 12 of each of the next three years, beginning on October 12, 2006. The Company paid a fixed rate of 4.431% on the notional balance outstanding and received an amount equal to 1 or 3 month LIBOR. Any net payable or receivable amount was settled quarterly. The 2005 Hedge was accounted for as a cash flow hedge.

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

        The Company considered its own credit risk in the valuation of the interest rate hedges. Payments made or received under the interest rate hedges were included in the caption "Interest Expense" in the consolidated statements of operations and in the operating activities section of the statements of cash flows.

        Diesel Hedging Agreement.    On February 2, 2009, the Company entered into a hedge to fix the price per gallon of a portion of the Company's diesel fuel requirements (the "Diesel Hedge"). The Diesel Hedge began February 2, 2009 and expired on December 28, 2009. The notional amount of gallons hedged changed on a monthly basis to match the Company's anticipated utilization. The Company paid a fixed rate of $1.55 per gallon (wholesale basis) and received an amount equal to a wholesale index rate. Any net payable or receivable amount was settled monthly. The Company used

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

7. Financial Derivative Instruments (Continued)

the Diesel Hedge to minimize the risk of rising fuel prices. The hedge was not for trading purposes and was accounted for as an economic hedge and was not designated as a hedging instrument.

        There were no derivative instruments outstanding during the three months ended March 31, 2010.

        The following tables present the impact of derivative instruments and their location within the Consolidated Financial Statements:

	Derivatives designated as Cash Flow Hedges
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	(in thousands)	(in thousands)
Amount of Gain Recognized in Accumulated Other Comprehensive Income (Loss)(a)	$—	$1,673
Amount of Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Interest Expense(a)	$—	$(1,071)
Amount of Loss Recognized in Interest Expense (Ineffective Portion)(a)	$—	$(310)

(a)
Amounts are pre-tax.

        Derivatives not designated as Hedging Instruments:

	Amount of Loss Recognized in the Consolidated Statements of Operations Three Months Ended March 31,
			Location of Loss Recognized in Condensed Consolidated Statements of Operations
	2010	2009
Diesel hedge:
Non-cash change in fair value	$—	$(254)
Cash settlements	—	(102)

Total recognized loss	$—	$(356)	Loss on diesel hedge

        Collateral Requirements and Counterparty Risk.    The Diesel Hedge and the 2009 Interest Rate Hedge required the Company to provide collateral in a minimum amount of $0.8 million to $1.2 million at various times during 2009. As of December 31, 2009 all hedges had expired and all collateral held by the counterparty had been returned to the Company.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

8. Stock-based Compensation (Continued)

of shares of common stock available to be issued to employees, directors and certain third parties in connection with various incentive awards, including stock options, restricted shares and restricted share units to 2,750,000 shares.

        The Plan provides for awards of restricted shares subject to restrictions on transferability and other restrictions, if any, imposed by the Compensation Committee. Such restrictions lapse under circumstances as determined by the Compensation Committee, including based upon a specified period of continued employment or upon the achievement of established performance criteria. Restricted shares have all of the rights of a stockholder, including the right to vote restricted shares and to receive dividends. Unvested restricted shares are generally forfeited upon termination of employment during the applicable restriction period as provided for in the related grant documents. During the three months ended March 31, 2010, the Company granted 174,034 restricted shares to employees with a weighted average grant date fair value of $4.29. One-third of the restricted shares vest, contingent on the employee's continuous service to the Company, on each of the following dates: January 1, 2011, January 1, 2012, and January 1, 2013. The fair value of each restricted share is equal the closing price of the Company's common stock on the grant date. The aggregate grant date fair value is recognized as compensation expense using the straight-line method over the vesting period, adjusted for estimated forfeitures.

        The Plan provides for option grants with terms, including exercise price and the time and method of exercise, set by the Compensation Committee. However, the exercise price of options is not permitted to be less than the fair market value of the shares at the time of grant and the term is not permitted to be longer than ten years from the date of grant of the options. Stock options for 355,446 shares of common stock were granted during the three months ended March 31, 2010. The options have seven-year terms and one-third of the options vest, contingent on the employee's continuous service to the Company, on each of the following dates: January 1, 2011, January 1, 2012, and January 1, 2013. The options were granted with a weighted exercise price of $4.29 per share.

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Compensation expense is recognized using a straight-line method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. The following table sets forth the information about the weighted average grant date fair value of options granted during the three months ended March 31, 2010 and the weighted average assumptions used for such grants.

Three Months Ended March 31, 2010
Weighted average grant date fair value	$3.05
Weighted average assumptions used:
Expected volatility	124%
Expected lives	3 years
Risk-free interest rates	1.84%
Expected dividend yield	0.00%

        Expected volatility is based on an analysis of historical volatility of the Company's common stock. Expected lives of options are determined based on projections of option exercise patterns. Risk-free

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

8. Stock-based Compensation (Continued)

interest rates are determined using the implied yield currently available for zero coupon U.S. treasury issues with a remaining term equal to the expected life of the options. The expected dividend yield is based on the September 15, 2008 announcement that the Company's quarterly cash dividends had been suspended indefinitely and the Company does not currently anticipate paying dividends in the future.

        During the three months ended March 31, 2010, the Company granted 106,666 shares of restricted stock and 217,854 stock options, contingent upon stockholder approval of an amendment to the Plan to increase the number of shares available for issuance under the Plan by 2,000,000. The Company's stockholders will vote upon the amendment at the Company's annual meeting of stockholders scheduled for April 29, 2010.

        Total compensation expense associated with the Plan was $0.3 million and $0.4 million during the three months ended March 31, 2010 and 2009, respectively. Such compensation expense was recorded in "Operating Expenses" in the consolidated statements of operations. As of March 31, 2010, 120,808 shares were available for grant under the Plan.

9. Net Loss Per Share

        The computation of net loss per share is based on net loss divided by the weighted average number of shares outstanding. Restricted shares include rights to receive dividends that are not subject to the risk of forfeiture even if the underlying restricted shares on which the dividends were paid do not vest. Since restricted shares do not include an obligation to share in losses, they are excluded from the basic net loss per share calculation. For the three months ended March 31, 2010 and 2009, there were approximately 1.4 million and 0.3 million shares, respectively, of dilutive securities not included in the computation of diluted net loss per share as their effect would be anti-dilutive.

10. Income Taxes

        The Company's effective tax rate differs from the federal statutory income tax rate of 35% due to state income and margin taxes and the effect of permanent differences.

        The amount of gross unrecognized tax benefits related to uncertain tax positions was $3.0 million at March 31, 2010 and $3.1 million at December 31, 2009, which included accrued interest and penalties of $1.3 million as of March 31, 2010 and $1.2 million as of December 31, 2009. The total amount of interest and penalties, net of federal benefit, recognized in the statement of operations for the three months ended March 31, 2010 and 2009 was immaterial.

        As a result of net operating loss carryforwards, the Company's tax years from 1997 through 2009 remain open and subject to examination by the Internal Revenue Service and/or certain state taxing authorities. The Company is undergoing routine tax audits in certain U.S. state jurisdictions covering multiple years. The Company is not aware of any material proposed income tax adjustments and expects the completion of the audits in the near term. A $1.7 million reduction of the $3.0 million total unrecognized tax benefit as of March 31, 2010 is possible in the next 12 months as a result of the settlement of certain current tax audits and other potential settlements with U.S. state taxing authorities.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

11. Commitments and Contingencies

        The following is a discussion of the Company's significant legal matters. The Company is involved in various claims, suits, investigations, and legal proceedings. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. At March 31, 2010 and December 31, 2009, no accruals had been made in connection with the matters discussed below.

Antitrust Matters

        In March 2008, the Company and certain of its employees, including members of its management, received subpoenas issued by a federal grand jury in the Eastern District of Michigan seeking documents and information in connection with an investigation by the Antitrust Division of the United States Department of Justice ("DOJ") into possible antitrust violations in the packaged ice industry. In addition, on March 5, 2008, federal officials executed a search warrant at the Company's corporate office in Dallas, Texas. On August 28, 2008, the Company received a second subpoena for documents from the federal grand jury sitting in the Eastern District of Michigan. Current and former employees have also been subpoenaed to testify before a federal grand jury in the Eastern District of Michigan and, more recently, before a federal grand jury in the Southern District of Ohio. The search warrant and subpoenas that the Company and our employees received are connected with a broader industry inquiry by the Antitrust Division of the DOJ. The Home City Ice Company, Arctic Glacier International, Inc., and three former employees of Arctic Glacier have entered guilty pleas regarding a conspiracy to allocate customers and territories in southeastern Michigan and the Detroit, Michigan, metropolitan area. Sentencing of the three former Arctic Glacier employees took place on February 2, 3 and 4, 2010, sentencing of Arctic Glacier occurred on February 11, 2010, and Home City was sentenced on March 2, 2010.

        On March 25, 2008, the Company was served by the Office of the Attorney General of the State of Florida with an antitrust civil investigative demand (the "Florida CID") requesting the production of documents and information relating to an investigation of agreements in restraint of trade and/or price fixing with respect to the market for packaged ice. On June 11, 2008, the Company received a civil investigative demand from the Office of the Attorney General of the State of Arizona (the "Arizona CID"). All of the documents and information requested by the Arizona CID were included in the Florida CID and the Arizona CID states that it will be satisfied by the production of information which had been and would be provided to Florida in response to the Florida CID. On or about June 16, 2009, the Company was served by the State of Michigan, Department of the Attorney General, with a civil investigative demand requesting information and documents relating to sales of ice to units of government in Michigan, sales of ice in Michigan for which we made or received payment, and contracts and agreements with Michigan entities (the "Michigan CID"). The Company has been advised that the Florida CID, the Arizona CID and the Michigan CID are related to a multi-state antitrust investigation of the packaged ice industry and that the Attorneys General of 19 states and the District of Columbia are participating in the multi-state investigation. The states' investigation is related to the ongoing investigation of the packaged ice industry by the Antitrust Division of the DOJ. The Company has complied with all requests for documents and information regarding these matters. The Company may in the future receive additional civil investigative demands or similar information requests from other states participating in the multi-state investigation or conducting their own investigations.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

11. Commitments and Contingencies (Continued)

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

        The Company is cooperating with the authorities in these investigations. The Company has substantially completed its production of documents and information to the Antitrust Division of the DOJ and to the states. The Company has substantially completed providing information and documents requested by the Civil Fraud Division of the DOJ. The Company has also made employees available for interviews by the Antitrust Division of the DOJ. Certain of the Company's current and former employees have testified before the grand juries. The Company expects to continue to make available documents and other information in response to the investigating agencies' subpoenas, requests and civil investigative demands. At this time, the Company is unable to predict the outcome of these investigations, the possible loss or possible range of loss, if any, associated with the resolution of these investigations or any potential effect they may have on the Company, its employees or operations.

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

        Effective September 13, 2008, Ben D. Key, the Company's Executive Vice President—Sales & Marketing, was placed on a paid leave of absence and relieved of his duties at the direction of the special committee. The special committee has found that Mr. Key violated the Company's policies and is associated with matters that are under investigation.

        Following the announcement that the Antitrust Division of the DOJ had instituted an investigation of the packaged ice industry, a number of lawsuits, including putative class action lawsuits, were filed in various federal courts in multiple jurisdictions alleging violations of federal and state antitrust laws and related claims and seeking damages and injunctive relief. Pursuant to an Order from the Judicial Panel on Multidistrict Litigation, the civil actions pending in federal courts have been transferred and consolidated for pretrial proceedings in the United States District Court for the Eastern District of Michigan. On June 1, 2009, the Court appointed interim lead and liaison counsel for the putative direct

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

11. Commitments and Contingencies (Continued)

and indirect purchaser classes. On September 15, 2009, the lead plaintiffs for each of the putative direct and indirect purchaser classes filed consolidated amended complaints. The Company has filed motions to dismiss both of these complaints. The motion relating to the direct purchaser claims is set for hearing on June 24, 2010.

        On March 1, 2010, a putative class action Statement of Claim was filed against the Company in the Ontario Superior Court of Justice in Canada alleging violations of Part VI of the Competition Act and seeking general damages, punitive and exemplary damages, pre-judgment and post-judgment interest, and costs. An agreement has been reached with counsel for the plaintiff that no response to the Statement of Claim is due at this time.

        In addition to the putative class action lawsuits filed in federal court, a putative class action lawsuit was filed in Kansas state court alleging violations of state antitrust laws and related claims and seeking damages and injunctive relief. Defendants filed motions to dismiss and those motions to dismiss were granted on February 26, 2009.

        One direct action lawsuit has been filed against us in the United States District Court for the Eastern District of Michigan asserting claims based on alleged violations of federal and state antitrust laws, RICO and tortuous interference and seeking damages, civil penalties and injunctive relief. The defendants filed motions to dismiss that case. On May 29, 2009 the Court dismissed all claims against us in that lawsuit. On June 29, 2009, the plaintiff filed a motion for reconsideration, and on July 17, 2009 the Court reversed in part its May 29, 2009 order, reinstating only the RICO claim against us. The dismissal of the remaining claims was not affected. On August 10, 2009, the Company filed an answer to the reinstated claim. Discovery is ongoing in that matter.

        The Company intends to vigorously defend the pending lawsuits. At this time, the Company is unable to predict the outcome of these lawsuits, the possible loss or possible range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

SEC Inquiry

        On or about October 21, 2008, the Company received notice that the Securities and Exchange Commission has initiated an informal inquiry into matters that are the subject of the investigation by the special committee of our Board of Directors. The Company is cooperating with the informal inquiry and has not received any recent communications regarding this matter.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

11. Commitments and Contingencies (Continued)

complaint on November 2, 2009. The Company filed a motion to dismiss the consolidated amended complaint on December 17, 2009. Plaintiffs filed a response to that motion to dismiss on January 18, 2010, and the Company filed a reply in support of the motion on February 17, 2010.

        Two stockholder derivative actions have been filed on the Company's behalf in state district court in Dallas County, Texas, naming as defendants, among others, certain current and former officers and members of the Company's Board of Directors. Those cases have been consolidated in the 68th Judicial District Court of Dallas County, Texas. The petitions assert claims for breach of fiduciary duty, unjust enrichment, insider selling, abuse of control, and gross mismanagement and seek damages, equitable relief, attorney fees and costs. The consolidated case is currently stayed and administratively closed, with the parties required to submit monthly joint status letters regarding the stockholder actions pending in the Eastern District of Michigan. A status conference in this matter is scheduled for May 17, 2010.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other information included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2009, previously filed with the Securities and Exchange Commission ("SEC").

        Reddy Ice Holdings, Inc. ("Reddy Holdings"), and its wholly-owned subsidiary, Reddy Ice Corporation ("Reddy Corp."), manufacture and distribute packaged ice products. We are the largest manufacturer of packaged ice products in the United States and serve a variety of customers in 33 states and the District of Columbia under the Reddy Ice® brand name.

        At March 31, 2010, we owned or operated 55 ice manufacturing facilities, 70 distribution centers and approximately 3,500 Ice Factories. As of the same date, we had an aggregate daily ice manufacturing capacity of approximately 18,000 tons.

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

General

        Overview.    We are the largest manufacturer and distributor of packaged ice in the United States and currently serve a variety of customers in 33 states and the District of Columbia. Our business consists of:

  •
  the traditional manufacture and delivery of ice from a central point of production to the point of sale; and

  •
  the installation and operation of The Ice Factory®, our proprietary in-store bagging ("ISB") equipment located in high volume locations that produces, packages and stores ice through an automated, self-contained system.

        Seasonality.    The packaged ice business is highly seasonal, characterized by peak demand during the warmer months of May through September, with an extended peak selling season in the southern United States. Approximately 69%, 69% and 68% of our annual revenues occurred during the second and third calendar quarters in each of 2009, 2008 and 2007. As a result of seasonal revenue declines and a less than proportional decline in expenses during the first and fourth quarters, we typically experience lower margins resulting in losses during these periods.

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

        Operating Expenses.    Our operating expenses are costs associated with selling, general and administrative functions. These costs include executive officers' compensation, office and administrative salaries, insurance, legal and other professional services and costs associated with leasing office space. Labor costs, including associated payroll taxes and benefit costs, but excluding non-cash stock-based compensation expense, included in operating expenses represented approximately 20% and 15% of revenues in the three months ended March 31, 2010 and 2009, respectively.

        Cost of antitrust investigations and related litigation.    Costs related to the current antitrust investigations and related litigation, net of insurance recoveries, are composed primarily of legal fees, document collection costs and the fees of other experts and consultants.

        Facilities.    At March 31, 2010, we owned or operated 55 ice manufacturing facilities, 70 distribution centers and approximately 3,500 Ice Factories. As of the same date, we had an aggregate daily ice manufacturing capacity of approximately 18,000 tons.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

	Three Months Ended March 31,		Change from Last Year
	2010	2009	Dollars	%
	(in thousands)
Revenues	$35,894	$42,246	$(6,352)	(15.0)
Cost of sales (excluding depreciation)	34,908	35,480	(572)	(1.6)
Depreciation expense related to cost of sales	5,314	5,128	186	3.6

Gross (loss) profit	(4,328)	1,638	(5,966)	(364.2)
Operating expenses	13,119	12,177	942	7.7
Depreciation and amortization expense	1,876	1,709	167	9.8
Loss (gain) on dispositions of assets	227	(4)	231	5775.0
Acquisition expenses	2	—	2	—
Loss on diesel hedge	—	356	(356)	(100.0)
Cost of antitrust investigations and related litigation	913	2,882	(1,969)	(68.3)

Loss from operations	(20,465)	(15,482)	(4,983)	(32.2)
Interest expense, net	(7,255)	(7,151)	(104)	(1.5)
Debt refinance costs	(6,108)	—	(6,108)	—

Loss before income taxes	(33,828)	(22,633)	(11,195)	(49.5)
Income tax benefit	11,231	10,666	(565)	(5.3)

Net loss	$(22,597)	$(11,967)	$(10,630)	(88.8)

        Revenues:    Revenues decreased $6.4 million from the three months ended March 31, 2009 to the three months ended March 31, 2010. This decrease is primarily due to a percentage decline in packaged ice volume sales in the low to mid-teens related primarily to significant adverse weather patterns in most of our markets and lower average sales prices primarily related to changes in product mix.

        Cost of sales (excluding depreciation):    Cost of sales (excluding depreciation) decreased $0.6 million from the three months ended March 31, 2009 to the three months ended March 31, 2010. This decrease in cost of sales is due to lower volume sales, although costs did not decrease proportionally with revenues due to the significant amount of costs that are fixed during this period.

        Labor costs, including associated payroll taxes and benefit costs (including health insurance), accounted for approximately 40% and 36% of revenues in the three months ended March 31, 2010 and

2009, respectively. Operating leases, including vehicles, plant equipment and ISB equipment, accounted for approximately 11% and 7% of revenues in the three months ended March 31, 2010 and 2009, respectively. Cost of plastic bags represented approximately 6% and 7% of revenues in the three months ended March 31, 2010 and 2009, respectively. The ratio of fuel expenses to revenues increased from 3% in the three months ended March 31, 2009 to 5% in the three months ended March 31, 2010. Expenses for independent third party distribution services were 6% of revenues in the three months ended March 31, 2010 and 2009. Electricity expense accounted for approximately 7% of revenues in the three months ended March 31, 2010 and 2009.

        Depreciation expense related to cost of sales:    Depreciation expense related to cost of sales increased $0.2 million as a result of new production and distribution equipment placed in service in 2009 and the first three months of 2010, partially offset by dispositions and assets becoming fully depreciated.

        Operating expenses:    Operating expenses increased $0.9 million from the three months ended March 31, 2009 to the three months ended March 31, 2010. This increase is primarily due to $1.2 million increase in labor and benefits due to additional headcount at the senior management level and higher health insurance costs. All other operating expenses decreased $0.3 million, primarily due to a $1.0 million decrease in professional services, which was partially offset by increases in various other expenses, including bad debt expense.

        Depreciation expense and amortization expense:    Depreciation and amortization expense increased $0.2 million as a result of new equipment placed in service in 2009 and the first three months of 2010, partially offset by dispositions and assets becoming fully depreciated.

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

        Costs of antitrust investigations and related litigation:    During the three months ended March 31, 2010 and 2009, we incurred $0.9 million and $2.9 million, respectively, of legal fees and other expenses associated with the antitrust investigation being conducted by the Antitrust Division of the United States Department of Justice and the related litigation.

        Interest expense, net:    Net interest expense increased $0.1 million from the three months ended March 31, 2009 to the three months ended March 31, 2010. This change is related to increased interest costs associated with our new 11.25% senior secured notes and 13.25% senior secured notes, partially offset by decreased interest expense related to the 10 1/2% senior discount notes that were exchanged for 13.25% senior secured notes and lower interest rates on the term loan that was repaid in March 2010.

        Debt refinance costs:    Costs of $6.1 million were incurred in the three months ended March 31, 2010 in connection with the refinancing of substantially all of our outstanding debt and consists of certain fees and expenses paid to third parties in connection with the transactions, as well as the write-off of $0.3 million of deferred debt issue costs associated with debt that was repaid in the transactions.

        Income tax expense:    The effective tax rate decreased from 47.1% during the three months ended March 31, 2009 to 33.2% during the three months ended March 31, 2010 as a result of the effects of state income taxes based on margin and the Company's projected book loss before income taxes.

Liquidity and Capital Resources

        We intend to fund our ongoing capital and working capital requirements as well as debt service, including our internal growth and acquisitions, through a combination of cash flows from operations, the net proceeds resulting from the refinance of substantially of all our debt in March 2010, borrowings under our credit facility and operating leases.

        We generate cash from the sale of packaged ice through traditional delivery methods, by which we manufacture, package and store ice at a central facility and transport it to our customers' retail locations when needed, and through Ice Factories, which manufacture, package and store ice in our customers' retail locations. Our primary uses of cash are (a) cost of sales, (b) operating expenses, (c) debt service, (d) capital expenditures related to replacing and modernizing the capital equipment in our traditional ice plants and acquiring and installing additional Ice Factories, (e) acquisitions and (f) investments. We have been and may continue to be required to use substantial amounts of cash to pay expenses relating to the ongoing investigations by the Antitrust Division of the United States Department of Justice and various other government agencies and related civil litigation. See Part II, Item 1. Legal Proceedings. Historically, we have financed our capital and working capital requirements, including our acquisitions, through a combination of cash flows from operations, borrowings under our revolving credit facilities and operating leases.

        During the three months ended March 31, 2010, capital expenditures totaled $10.0 million, excluding $2.0 million related to the reimbursement of the cost of equipment placed under operating leases. As we have consolidated acquisitions into the existing company infrastructure, we have identified non-core and excess assets which can be disposed of, such as real estate and machinery and equipment. From time to time, we also dispose of other assets which are no longer useful in our operations. As a result of dispositions of these non-core and excess assets, we realized proceeds of approximately $0.3 million during the three months ended March 31, 2010. Our net capital expenditures during the three months ended March 31, 2010 were $9.7 million.

        During the three months ended March 31, 2010, we completed the acquisition of two ice companies for a total cash purchase price of approximately $0.8 million. We will continue to evaluate acquisition opportunities as they become available. In conjunction with these evaluations, we will consider our liquidity, availability under our credit facility, mandatory principal repayments under our debt agreements and availability of other capital resources.

Cash Flows for the Three Months Ended March 31, 2010 and 2009

        Net cash used in operating activities was $12.2 million in the three months ended March 31, 2010 versus net cash used in operating activities of $18.6 million in the three months ended March 31, 2009. The decrease in cash used by operating activities of $6.4 million was primarily the result of a $11.2 million increase in cash provided by working capital as accounts receivable, prepaid and other assets, accounts payable and accrued expenses were managed more favorably in the three months ended March 31, 2010 as compared to the comparable period in 2009, partially offset by a $4.8 million decrease in net income, adjusted for non-cash and non-operating items.

        Net cash used in investing activities was $21.3 million and $4.7 million for the three months ended March 31, 2010 and 2009, respectively. The increase in cash used in investing activities is primarily due to a $12.3 million use of cash to fund a restricted cash account that collateralizes our outstanding standby letters of credit subsequent to the termination of our old credit facilities, a $5.4 million increase in property and equipment additions, a $0.8 million increase in the cost of acquisitions and a $0.5 million increase in purchases of investments, partially offset by $2.0 million increase in cash receipts from the reimbursement of the cost of equipment placed under operating leases.

        Net cash provided by financing activities was $43.3 million in the three months ended March 31, 2010 as the refinancing of substantially all of our debt resulted in the net issuance of $60.0 million of additional debt. Approximately $16.7 million of the proceeds were used to pay fees and expenses associated with the refinancing transactions. During the three months ended March 31, 2009, there were no cash flows associated with financing activities.

Long-term Debt and Other Obligations

        Overview.    At March 31, 2010, we had $450.6 million of total debt outstanding as follows:

  •
  $300.0 million of Reddy Corp's 11.25% senior secured notes due 2015;

  •
  $138.8 million of Reddy Corp's 13.25% senior secured notes due 2015 (net of unamortized early tender premium of $0.6 million);

  •
  $11.7 million of Reddy Holdings' 10 1/2% senior discount notes due November 1, 2012; and

  •
  $0.1 million in other notes payable.

        There was no balance outstanding under Reddy Corp's revolving credit facility as of March 31, 2010.

        11.25% Senior Secured Notes.    On March 15, 2010, Reddy Corp issued $300 million in aggregate principal amount of 11.25% Senior Secured Notes due 2015 (the "First Lien Notes") in a private placement offering. Cash interest accrues on the First Lien Notes at a rate of 11.25% per annum and is payable semi-annually in arrears on March 15 and September 15. The proceeds of the offering were used to repay certain of Reddy Corp's preexisting debt (see "Old Senior Credit Facilities" below), pay fees and expenses related to the transactions and provide the Company with cash for future use.

        The First Lien Notes are senior secured obligations of Reddy Corp and are:

  •
  guaranteed by Reddy Holdings;

  •
  secured on a first-priority basis by liens on substantially all of the assets of Reddy Corp and Reddy Holdings;

  •
  senior in right of payment to all of Reddy Corp's and Reddy Holdings' future subordinated indebtedness;

  •
  effectively senior to all of Reddy Corp's and Reddy Holdings' existing and future unsecured senior indebtedness; and

  •
  subject to registration with the SEC pursuant to a registration rights agreement.

        The First Lien Notes include customary covenants that restrict, among other things, Reddy Corp's and its future subsidiaries' ability to incur additional debt or issue certain preferred stock, pay dividends or redeem, repurchase or retire its capital stock or subordinated indebtedness, make certain investments, create liens, enter into arrangements that restrict dividends from its subsidiaries, merge or sell all or substantially all of its assets or enter into various transactions with affiliates. From and after March 15, 2013, Reddy Corp may redeem any or all of the First Lien Notes by paying a redemption premium, which is initially 5.625% of the principal amount of the First Lien Notes and declines to 0% for the period commencing on March 15, 2014 and thereafter. Prior to March 15, 2013, Reddy Corp may redeem any or all of the First Lien Notes by paying a "make-whole" redemption premium. If Reddy Corp experiences a change of control, Reddy Corp will be required to make an offer to repurchase the First Lien Notes at a price equal to 101% of their accreted value, plus accrued and unpaid interest, if any, to the date of purchase. Reddy Corp may also be required to make an offer to purchase the First Lien Notes with proceeds of asset sales that are not reinvested in the Company's business or used to repay other indebtedness.

        The indenture governing the First Lien Notes restricts the amount of dividends, distributions and other restricted payments Reddy Corp may make. Under the indenture, Reddy Corp is restricted from paying dividends to Reddy Holdings unless, at the time of such payment:

  •
  no default or event of default has occurred and is continuing or would occur as a consequence thereof;

  •
  the first lien leverage ratio set forth in the indenture governing the First Lien Notes is less than or equal to 3.5 to 1.0; and

  •
  there is sufficient capacity under the buildup amount under the indenture governing the First Lien Notes.

        The first lien leverage ratio under the indenture governing the First Lien Notes means the ratio of EBITDA (as defined in the indenture) for the most recent four fiscal quarters to first lien indebtedness (as defined in the indenture) as of the end of such four quarter period. Reddy Corp is generally required to calculate its first lien leverage ratio on a pro forma basis to give effect to the incurrence and repayment of indebtedness as well as acquisitions and dispositions.

        The buildup amount equals 50% of the consolidated net income of Reddy Corp accrued during the period (treated as one accounting period) from April 1, 2010 to the end of the most recent fiscal quarter for which internal financial statements are available (or, if such consolidated net income is a deficit, minus 100% of such deficit), plus, the net cash proceeds to Reddy Corp of the issuance of capital stock, subject to certain exceptions, and any cash capital contribution received by Reddy Corp from its stockholders, in each case after April 1, 2010, plus the amount by which Reddy Corp indebtedness is reduced on its balance sheet as a result of the conversion or exchange of such indebtedness for capital stock, plus the net reduction in certain restricted investments made by Reddy Corp, less the amount of certain restricted payments made from time to time, including, among other things, the payment of cash dividends. Reddy Corp is not currently permitted to pay dividends under this provision.

        In addition, regardless of the leverage ratio or whether Reddy Corp could make any restricted payments under the buildup amount provision referred to above, Reddy Corp is permitted to make certain restricted payments including (1) dividend payments at any time in an aggregate amount of up to $25.0 million if no default has occurred and is continuing under the indenture, (2) the payment of interest when due on the remaining 10 1/2% Senior Discount Notes and the repayment, redemption or retirement of remaining 10 1/2% Senior Discount Notes from the proceeds of certain indebtedness of Reddy Corp incurred after the date of issuance of the First Lien Notes and (3) the payment of dividends to Reddy Holdings in an amount per year not to exceed $1.0 million to pay franchise taxes and overhead expenses of Reddy Holding and (4) the payment of dividends to Reddy Holdings in an amount per year not to exceed 6.0% of the aggregate net cash proceeds received by Reddy Corp from all public equity offerings after the date of issuance of the First Lien Notes subject to specified conditions. However, the amount of dividend payments permitted under this 6.0% provision will correspondingly reduce the amount otherwise available under the buildup amount for restricted payments, including dividends.

        13.25% Senior Secured Notes.    On March 15, 2010, Reddy Corp issued $137.6 million in aggregate principal amount of 13.25% Senior Secured Notes due 2015 (the "Second Lien Notes") in the initial settlement of a private placement exchange offer for the outstanding Discount Notes (the "Exchange Offer"). On March 24, 2010, Reddy Corp issued an additional $1.8 million in aggregate principal amount of Second Lien Notes in the final settlement of the Exchange Offer. Reddy Corp received no cash proceeds from the issuance of the Second Lien Notes. Cash interest accrues on the Second Lien Notes at a rate of 13.25% per annum and is payable semi-annually in arrears on May 1 and November 1, with the first payment occurring on November 1, 2010. In connection with the Exchange

Offer, the Company issued $0.6 million of Second Lien Notes to certain bondholders as an early tender premium (see "10 1/2% Senior Discount Notes" below for further information). These additional Second Lien Notes were not reflected in our condensed consolidated balance sheet upon issuance, but will be recognized as additional debt through interest expense over the term of the Second Lien Notes.

        The Second Lien Notes are senior secured obligations of Reddy Corp and are:

  •
  guaranteed by Reddy Holdings;

  •
  secured on a second-priority basis by liens on substantially all of the assets of Reddy Corp and Reddy Holdings;

  •
  senior in right of payment to all of Reddy Corp's and Reddy Holdings' future subordinated indebtedness;

  •
  effectively senior to all of Reddy Corp's and Reddy Holdings' existing and future unsecured senior indebtedness; and

  •
  subject to registration with the SEC pursuant to a registration rights agreement.

        The Second Lien Notes include customary covenants that restrict, among other things, Reddy Corp's and its future subsidiaries' ability to incur additional debt or issue certain preferred stock, pay dividends or redeem, repurchase or retire its capital stock or subordinated indebtedness, make certain investments, create liens, enter into arrangements that restrict dividends from its subsidiaries, merge or sell all or substantially all of its assets or enter into various transactions with affiliates. From and after March 1, 2013, Reddy Corp may redeem any or all of the Second Lien Notes by paying a redemption premium, which is initially 6.625% of the principal amount of the Second Lien Notes and declines to 0% for the period commencing on March 1, 2014 and thereafter. Prior to March 1, 2013, Reddy Corp may redeem any or all of the Second Lien Notes by paying a "make-whole" redemption premium. If Reddy Corp experiences a change of control, Reddy Corp will be required to make an offer to repurchase the Second Lien Notes at a price equal to 101% of their accreted value, plus accrued and unpaid interest, if any, to the date of purchase. Reddy Corp may also be required to make an offer to purchase the Second Lien Notes with proceeds of asset sales that are not reinvested in the Company's business or used to repay other indebtedness.

        The indenture governing the Second Lien Notes restricts the amount of dividends, distributions and other restricted payments Reddy Corp may make. Under the indenture, Reddy Corp is restricted from paying dividends to Reddy Holdings unless, at the time of such payment:

  •
  no default or event of default has occurred and is continuing or would occur as a consequence thereof;

  •
  the secured leverage ratio set forth in the indenture governing the Second Lien Notes is less than or equal to 6.0 to 1.0; and

  •
  there is sufficient capacity under the buildup amount under the indenture governing the Second Lien Notes.

        The secured leverage ratio under the indenture governing the Second Lien Notes means the ratio of EBITDA (as defined in the indenture) for the most recent four fiscal quarters to secured indebtedness (as defined in the indenture) as of the end of such four quarter period. Reddy Corp is generally required to calculate its secured leverage ratio on a pro forma basis to give effect to the incurrence and repayment of indebtedness as well as acquisitions and dispositions.

        The buildup amount equals 50% of the consolidated net income of Reddy Corp accrued during the period (treated as one accounting period) from April 1, 2010 to the end of the most recent fiscal quarter for which internal financial statements are available (or, if such consolidated net income is a deficit, minus 100% of such deficit), plus, the net cash proceeds to Reddy Corp of the issuance of capital stock, subject to certain exceptions, and any cash capital contribution received by Reddy Corp from its stockholders, in each case after April 1, 2010, plus the amount by which Reddy Corp indebtedness is reduced on its balance sheet as a result of the conversion or exchange of such indebtedness for capital stock, plus the net reduction in certain restricted investments made by Reddy Corp, less the amount of certain restricted payments made from time to time, including, among other things, the payment of cash dividends. Reddy Corp is not currently permitted to pay dividends under this provision.

        In addition, regardless of the leverage ratio or whether Reddy Corp could make any restricted payments under the buildup amount provision referred to above, Reddy Corp is permitted to make certain restricted payments including (1) dividend payments at any time in an aggregate amount of up to $25.0 million if no default has occurred and is continuing under the indenture, (2) the payment of interest when due on the remaining Discount Notes and the repayment, redemption or retirement of remaining Discount Notes from the proceeds of certain indebtedness of Reddy Corp incurred after the date of issuance of the Second Lien Notes, (3) the payment of dividends to Reddy Holdings in an amount per year not to exceed $1.0 million to pay franchise taxes and overhead expenses of Reddy Holding and (4) the payment of dividends to Reddy Holdings in an amount per year not to exceed 6.0% of the aggregate net cash proceeds received by Reddy Corp from all public equity offerings after the date of issuance of the Second Lien Notes subject to specified conditions. However, the amount of dividend payments permitted under this 6.0% provision will correspondingly reduce the amount otherwise available under the buildup amount for restricted payments, including dividends.

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

        On February 22, 2010, Reddy Corp launched the Exchange Offer, offering $1,000 in aggregate principal amount of Second Lien Notes for each $1,000 of Discount Notes exchanged. In addition, for Discount Notes exchanged on or prior to March 5, 2010, Reddy Corp offered an early tender premium of $5 in aggregate principal amount of Second Lien Notes for each $1,000 of Discount Notes exchanged. In conjunction with the Exchange Offer, Reddy Corp solicited consents to eliminate substantially all of the restrictive covenants from the indenture governing the Discount Notes. At the expiration of the Exchange Offer on March 19, 2010, approximately 92.2% of the aggregate principal amount of the Discount Notes had been tendered into the Exchange Offer. Following the final settlement of the Exchange Offer, $11.7 million in aggregate principal amount of the Discount Notes remain outstanding.

        The Discount Notes are unsecured obligations of Reddy Holdings and are:

  •
  not guaranteed by Reddy Corp;

  •
  senior in right of payment to all of Reddy Holdings' future subordinated indebtedness;

  •
  equal in right of payment with any of Reddy Holdings' existing and future unsecured senior indebtedness;

  •
  effectively subordinated to Reddy Holdings' existing and future secured debt, including the debt under the First Lien Notes, the Second Lien Notes and the credit facility, which are guaranteed on a secured basis by Reddy Holdings; and

  •
  structurally subordinated to all obligations and preferred equity of Reddy Corp.

        From and after November 1, 2008, Reddy Holdings may redeem any or all of the Discount Notes by paying a redemption premium, which was initially 5.25% of the principal amount at maturity of the Discount Notes and declines annually to 0% for the period commencing on November 1, 2010 and thereafter. For the period from November 1, 2009 to October 31, 2010, the redemption premium is 2.625%.

        New Senior Credit Facility.    On March 15, 2010, Reddy Corp entered into a revolving credit facility with a syndicate of banks, financial institutions and other entities as lenders, including JPMorgan Chase Bank, N.A., as Administrative Agent (the "New Credit Facility"). The New Credit Facility provides for a $35 million revolving credit facility. Under the New Credit Facility, Reddy Corp has the right to request the aggregate commitments to be increased to $50 million provided certain conditions are met. None of the lenders are obligated to provide such additional commitments.

        The New Credit Facility is an obligation of Reddy Corp and is guaranteed by Reddy Holdings. The New Credit Facility will mature on January 31, 2014.

        At March 31, 2010, the Company had $35 million of availability under the New Credit Facility as no amounts were outstanding.

        Principal balances outstanding under the New Credit Facility bear interest per annum, at the Company's option, at the sum of the base rate or LIBOR plus the applicable margin. The applicable margin for base rate loans was initially 3.75% and for LIBOR loans was initially 4.75%, with such applicable margins subject to reduction based upon the Company's net leverage ratio (as defined in the New Credit Facility). The base rate is defined as the greatest of the prime rate (as announced from time to time by the Administrative Agent), the federal funds rate plus 0.5% or the one-month LIBOR rate plus 1.0%. Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. The Company also pays a quarterly fee on the average availability under the revolving credit facility at an annual rate of 0.875%, with such availability fee subject to reduction based upon the Company's net leverage ratio. Amounts may be drawn under the New Credit Facility so long as no default or event of default exists.

        The New Credit Facility does not require any scheduled principal payments prior to its stated maturity date. Subject to certain conditions, mandatory repayments of the New Credit Facility (and mandatory commitment reductions of the New Credit Facility) are required to be made with portions of the proceeds from (1) asset sales, (2) the issuance of debt securities and (3) insurance and condemnation awards, subject to various exceptions. In the event of a change in control, as defined in the New Credit Facility, an event of default will occur under the New Credit Facility.

        The New Credit Facility contains affirmative and negative covenants applicable to Reddy Corp and its future subsidiaries, subject to materiality and other qualifications, baskets and exceptions. The negative covenants, among other things, restrict the ability of Reddy Corp to:

  •
  incur additional indebtedness or issue certain preferred shares;

  •
  create liens;

  •
  make investments;

  •
  pay dividends or make other restricted payments;

  •
  consolidate or merge or acquire or dispose of assets;

  •
  enter into transactions with affiliates;

  •
  permit consensual encumbrances or restrictions on Reddy Corp's restricted subsidiaries' ability to pay dividends or make certain other payments to Reddy Corp; and

  •
  prepay certain indebtedness, including the First Lien Notes and the Second Lien Notes.

        Under the restricted payments covenant in the New Credit Facility, Reddy Corp. is generally prohibited from paying dividends and otherwise transferring assets to Reddy Holdings. Reddy Corp. is permitted to pay certain limited dividends to Reddy Holdings, the proceeds of which must be used to maintain Reddy Holdings' corporate existence.

        Reddy Corp may also pay dividends to Reddy Holdings for specified purposes, including the payment of cash interest on the Discount Notes, in an amount not greater than Reddy Corp's Cumulative Available Cash (as defined in the New Credit Facility) for the period (taken as one accounting period) from April 1, 2010 to the end of its most recently ended fiscal quarter for which a covenant compliance certificate under the New Credit Facility has been delivered to the lenders. As of March 31, 2010, the initial amount of Cumulative Available Cash was $65.0 million. The New Credit Facility precludes Reddy Corp from declaring any dividends if an event of default under the credit facility has occurred and is continuing. In particular, it will be an event of default if Reddy Corp's leverage ratio exceeds the level specified in the credit agreement, which is 7.75:1.00 for periods ending through December 31, 2010, or Reddy Corp's fixed charge coverage ratio is less than the level specified in the credit agreement, which is 1.00:1.00 for periods ending through September 30, 2011. The maximum leverage ratio declines to 7.25:1.00 for periods ending from March 31, 2011 to September 30, 2011, 5.75:1:00 for periods ending from December 31, 2011 to September 30, 2012 and 5.00:1.00 for periods ending from December 31, 2012 to September 30, 2013. The minimum fixed charge coverage ratio increases to 1.2:1.00 for periods ending from December 31, 2011 to September 30, 2013.

        The New Credit Facility contains financial covenants, which include the maintenance of leverage ratio and fixed charge coverage ratio noted above and are collateralized by substantially all of the Company's assets. At March 31, 2010, Reddy Corp. was in compliance with these covenants. Reddy Holdings guarantees the Credit Facilities and such guarantee is collateralized by a pledge of substantially all of the assets of Reddy Holdings.

        Obligations under the New Credit Facility may be declared immediately due and payable upon the occurrence of certain events of default as defined in the credit agreement, including failure to pay any principal when due and payable, failure to pay interest within five (5) days after due, failure to comply with any covenant, representation or condition of any loan document, any change of control, cross-defaults, and certain other events as set forth in the credit agreement, with grace periods in some cases.

        An acceleration of the indebtedness under the New Credit Facility would be an event of default under the First Lien Notes and Second Lien Notes if the outstanding balance of the New Credit Facility at the time of acceleration is over $10 million.

        At March 31, 2010, Reddy Holdings had $9.7 million of cash on hand that was not subject to restrictions under our New Credit Facility.

        EBTIDA as defined in our New Credit Facility is hereafter referred to as "Adjusted EBITDA".

        The following table presents Adjusted EBITDA for the twelve month period ended March 31, 2010 on a pro forma basis after giving effect to the adjustments related to the acquisition or disposal of businesses which are permitted under the description of the definition of Leverage Ratio as set forth in the New Credit Facility. Adjusted EBITDA is different from EBITDA that is derived solely from GAAP components. Adjusted EBITDA should not be construed as an alternative to net income (loss), cash flows from operations or net cash from operating or investing activities as defined by GAAP, and it is not necessarily indicative of cash available to fund our cash needs as determined in accordance with GAAP. In addition, not all companies use identical calculations, and this presentation may not be comparable to similarly titled measures of other companies. A reconciliation of net income to EBITDA and Adjusted EBITDA follows the table.

        The following table sets forth pro forma Adjusted EBITDA as calculated under our New Credit Facility and the financial ratio covenants contained in the New Credit Facility:

Twelve Months Ended March 31, 2010
(unaudited, in thousands)
Pro forma Adjusted EBITDA	$59,798
Total leverage ratio	7.55 : 1.0
Fixed charge coverage ratio	1.51 : 1.0

        The following table sets forth a reconciliation of net loss to EBITDA:

Twelve Months Ended March 31, 2010
(In thousands)
Net loss	$(6,396)
Depreciation expense related to cost of sales	21,592
Depreciation and amortization expense	7,233
Interest expense	26,840
Interest income	(67)
Income tax benefit	3,093

EBITDA	52,295
Other non-cash items:
Stock-based compensation expense	1,881
Loss on dispositions of assets	2,560
Increase in fair value of derivative	(254)
Gain on bargain purchase, net of acquisition expenses	(580)
Debt refinance costs	6,108
Reddy Holdings items:
Cost of antitrust investigations and related litigation(a)	(2,860)

Adjusted EBITDA	59,150

Acquisition adjustments(b)	648

Pro forma adjusted EBITDA	$59,798

(a)
Represents the elimination of the costs incurred in connection with the ongoing antitrust investigations and related litigation. The costs related to the antitrust investigations and related civil litigation are excluded from the calculation of Adjusted EBITDA as these costs have been paid by Reddy Holdings. Reddy Holdings is currently paying these costs from the excess cash remaining from the initial public offering of its common stock in August 2005, the funds paid to Reddy Holdings by affiliates of GSO Capital Partners LP in February 2008 in connection with the termination of a merger agreement and insurance proceeds related to the antitrust investigations and related litigation.

(b)
Represents the incremental Adjusted EBITDA of acquired businesses as if each acquisition had been consummated on the first day of the period presented. All acquisitions included herein were consummated on or before March 31, 2010.

        Letters of Credit.    The New Credit Facility does not provide for the issuance of standby letters of credit. In March 2010, Reddy Corp entered into a separate letter of credit facility with JPMorgan

Chase Bank, N.A. and Wells Fargo Bank, National Association (the "LC Facility"). Letters of credit issued under the LC Facility are cash collateralized at 102% of the amount of the letter of credit. The cash collateral provided under the LC Facility is maintained in a restricted account at JP Morgan Chase Bank, N.A. and is reported as "Restricted cash" in the condensed consolidated balance sheets.

        Old Senior Credit Facilities.    On August 12, 2005, the Company amended and restated its credit facilities with a syndicate of banks, financial institutions and other entities as lenders, including Credit Suisse, Cayman Islands Branch, as Administrative Agent, CIBC World Markets Corp., JP Morgan Chase Bank, N.A., Wachovia Bank, N.A., Bear Stearns Corporate Lending Inc. and Lehman Commercial Paper, Inc. (the "Old Credit Facilities"). The Old Credit Facilities provided for a $60 million revolving credit facility and a $240 million term loan. The Old Credit Facilities were obligations of Reddy Corp and were guaranteed by Reddy Holdings. On March 15, 2010, the Old Credit Facilities were terminated and all amounts owed thereunder were repaid from the proceeds of the sale of the First Lien Notes.

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

        Liquidity Outlook.    Due to the seasonal nature of our business, we record the majority of our revenues and profits during the months of May through September. The majority of the cash generated from those operations is received between July and November. We expect to fully utilize the excess cash generated from our 2009 selling season during the winter and spring of 2010 to fund our operations, debt service, capital expenditures and acquisitions. In March 2010, we refinanced substantially all of our outstanding debt. The refinance provided us with additional cash proceeds of $43.5 million, net of transaction costs, which will allow for additional acquisitions and capital expenditures.

        Our capital expenditures are used to maintain and expand our traditional ice and ISB operations. In the normal course of our business, we dispose of obsolete, worn-out and unneeded assets and have historically applied those funds against capital expenditures. We currently estimate that our capital expenditures for 2010 will be approximately $19 million to $21 million net of dispositions and operating leases; however, due to the availability of additional liquidity resulting from the refinance of our debt, we expect capital expenditures to increase in order to accelerate our strategic growth. However, at this time we cannot estimate the amount of the additional expenditures.

        Based on our expected level of operations, we believe that cash flows from operations, together with available borrowings under our revolving credit facility, will be adequate to meet our future liquidity needs for at least the next twelve months. As of April 20, 2010, we had approximately $9.7 million of cash on hand at Reddy Holdings, approximately $38.6 million of unrestricted cash and $12.3 million of restricted cash at Reddy Corp and $35.0 million of availability under our revolving credit facility. Depending on our level of capital expenditures and acquisitions over the next twelve months, a limited amount of borrowings under our revolving credit facility may occur in the spring of 2011 as our cash flows from operations decline to their lowest point during March and April due to reduced sales in January and February. We incur a substantial portion of our annual capital expenditures prior to the summer selling season and we need to finance seasonal increases in accounts receivable and inventories as temperatures and sales volumes begin to increase in April and May. We have the ability to increase the capacity of the revolving credit facility from $35 million to $50 million if certain conditions are met. We will evaluate opportunities to increase the size of the facility in order to provide additional liquidity to the business. We will also monitor opportunities to repay or refinance the $11.7 million of remaining discount notes which are due in 2012.

        As noted previously, we record the majority of our sales and any profits during the months of May through September and the majority of the cash generated from those operations is received in July through November, by which time, we expect to have repaid all amounts borrowed under our revolving credit facility in the spring, fund current capital expenditures and debt service and build up cash balances. We expect to be in compliance with our debt covenants over the next twelve months, however, in the event that we are in jeopardy of a covenant violation under Reddy Corp.'s credit facility, we could contribute Reddy Holdings' cash to Reddy Corp., take operational actions such as deferring capital expenditures and reducing controllable expenses to maintain compliance.

        Expenses in connection with the antitrust investigations and related civil litigation may require the use of cash on hand at Reddy Holdings or Reddy Corp. or borrowings under our revolving credit facility. As of April 20, 2010, our cash on hand at Reddy Holdings, net of accrued expenses related the antitrust investigations and related civil litigation, was approximately $8.8 million. Based on the current status of the investigation and related civil litigation and projected expenses, we believe Reddy Holdings' cash balance will be sufficient to fund these expenses for the next twelve months, however this expectation includes assumptions regarding matters beyond our control or knowledge. If Reddy Holdings were to require additional cash to fund its expenses related to the antitrust investigations, Reddy Corp. has the ability under the credit facility to transfer $1.0 million to Reddy Holdings on an annual basis and Reddy Holdings has no restrictions on its ability to raise additional debt. We have received reimbursements of $7.2 million to date from one of our insurance carriers as reimbursements of certain legal expenses and are working to maximize any additional potential reimbursements. The amount of any future reimbursements cannot be estimated at this time.

Recently Adopted Accounting Pronouncements

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

        We are exposed to some market risk due to the floating interest rates under our senior credit facility. Principal balances outstanding under the credit facility bear interest per annum, at our option, at the sum of the base rate or LIBOR plus the applicable margin. The applicable margin for base rate loans was initially 3.75% and for LIBOR loans was initially 4.75%, with such applicable margins subject to reduction based upon the Company's net leverage ratio. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent), the federal funds rate plus 0.5% or the one-month LIBOR rate plus 1.0%.

        As of March 31, 2010, there were no balances outstanding our credit facility.

Item 4.    Controls and Procedures

        Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010 to ensure that information relating to us and our consolidated subsidiary required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure. It should be noted; however, that the design of any system of controls is limited in its ability to detect errors, and our system of controls has been designed to provide only reasonable assurance of achieving the desired control objectives. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. There has been no change in our internal control over financial reporting during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

Antitrust Matters

        In March 2008, we and certain of our employees, including members of its management, received subpoenas issued by a federal grand jury in the Eastern District of Michigan seeking documents and information in connection with an investigation by the Antitrust Division of the United States Department of Justice ("DOJ") into possible antitrust violations in the packaged ice industry. In addition, on March 5, 2008, federal officials executed a search warrant at our corporate office in Dallas, Texas. On August 28, 2008, we received a second subpoena for documents from the federal grand jury sitting in the Eastern District of Michigan. Current and former employees have also been subpoenaed to testify before a federal grand jury in the Eastern District of Michigan and, more recently, before a federal grand jury in the Southern District of Ohio. The search warrant and subpoenas that we and our employees received are connected with a broader industry inquiry by the Antitrust Division of the DOJ. The Home City Ice Company, Arctic Glacier International, Inc., and three former employees of Arctic Glacier have entered guilty pleas regarding a conspiracy to allocate customers and territories in southeastern Michigan and the Detroit, Michigan, metropolitan area.

Sentencing of the three former Arctic Glacier employees took place on February 2, 3 and 4, 2010, sentencing of Arctic Glacier occurred on February 11, 2010, and Home City was sentenced on March 2, 2010.

        On March 25, 2008, we were served by the Office of the Attorney General of the State of Florida with an antitrust civil investigative demand (the "Florida CID") requesting the production of documents and information relating to an investigation of agreements in restraint of trade and/or price-fixing with respect to the market for packaged ice. On June 11, 2008, we received a civil investigative demand from the Office of the Attorney General of the State of Arizona (the "Arizona CID"). All of the documents and information requested by the Arizona CID were included in the Florida CID and the Arizona CID states that it will be satisfied by the production of information which had been and would be provided to Florida in response to the Florida CID. On or about June 16, 2009, we were served by the State of Michigan, Department of the Attorney General, with a civil investigative demand requesting information and documents relating to sales of ice to units of government in Michigan, sales of ice in Michigan for which we made or received payment, and contracts and agreements with Michigan entities (the "Michigan CID"). We have been advised that the Florida CID, the Arizona CID and the Michigan CID are related to a multi-state antitrust investigation of the packaged ice industry and that the Attorneys General of 19 states and the District of Columbia are participating in the multi-state investigation. The states' investigation is related to the ongoing investigation of the packaged ice industry by the Antitrust Division of the DOJ. We have complied with all requests for documents and information regarding these matters. We may in the future receive additional civil investigative demands or similar information requests from other states participating in the multi-state investigation or conducting their own investigations.

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

        We are cooperating with the authorities in these investigations. We have substantially completed our production of documents and information to the Antitrust Division of the DOJ and to the states. We have substantially completed providing information and documents requested by the Civil Fraud Division of the DOJ. We have also made employees available for interviews by the Antitrust Division of the DOJ. Certain of our current and former employees have testified before the grand juries. We expect to continue to make available documents and other information in response to the investigating agencies' subpoenas, requests and civil investigative demands. At this time, we are unable to predict the outcome of these investigations, the possible loss or possible range of loss, if any, associated with the resolution of these investigations or any potential effect they may have on us, our employees or operations.

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

        Following the announcement that the Antitrust Division of the DOJ had instituted an investigation of the packaged ice industry, a number of lawsuits, including putative class action lawsuits, were filed in various federal courts in multiple jurisdictions alleging violations of federal and state antitrust laws and related claims and seeking damages and injunctive relief. Pursuant to an Order from the Judicial Panel on Multidistrict Litigation, the civil actions pending in federal courts have been transferred and consolidated for pretrial proceedings in the United States District Court for the Eastern District of Michigan. On June 1, 2009, the Court appointed interim lead and liaison counsel for the putative direct and indirect purchaser classes. On September 15, 2009, the lead plaintiffs for each of the putative direct and indirect purchaser classes filed consolidated amended complaints. We have filed motions to dismiss both of these complaints. The motion relating to the direct purchaser claims is set for hearing on June 24, 2010.

        On March 1, 2010, a putative class action Statement of Claim was filed against us in the Ontario Superior Court of Justice in Canada alleging violations of Part VI of the Competition Act and seeking general damages, punitive and exemplary damages, pre-judgment and post-judgment interest, and costs. An agreement has been reached with counsel for the plaintiff that no response to the Statement of Claim is due at this time.

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

        Two stockholder derivative actions have been filed on our behalf in state district court in Dallas County, Texas, naming as defendants, among others, certain current and former officers and members of our Board of Directors. Those cases have been consolidated in the 68th Judicial District Court of Dallas County, Texas. The petitions assert claims for breach of fiduciary duty, unjust enrichment, insider selling, abuse of control, and gross mismanagement and seek damages, equitable relief, attorney fees and costs. The consolidated case is currently stayed and administratively closed, with the parties required to submit monthly joint status letters regarding the stockholder actions pending in the Eastern District of Michigan. A status conference in this matter is scheduled for May 17, 2010.

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

Item 1A.    Risk Factors

        As a result of the refinancing of substantially all of our indebtedness in March 2010, certain of the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2009 have changed as set forth below.

Despite our current indebtedness levels, we may still incur significant additional indebtedness. Incurring more indebtedness could increase the risks associated with our substantial indebtedness.

        We may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the indentures governing the First Lien Notes, the Second Lien Notes, and our New Credit Facility do not limit Reddy Holdings' ability to incur additional indebtedness. The terms of the indentures governing the First Lien Notes, the Second Lien Notes, and our New Credit Facility limit, but do not prohibit, Reddy Corp from incurring additional indebtedness. In addition, the indentures allow us to issue additional First Lien Notes and Second Lien Notes under certain circumstances. Such additional notes will also be guaranteed by Reddy Holdings and will share in the collateral that secures the First Lien Notes, the Second Lien Notes and the New Credit Facility.

The indentures also allow Reddy Corp to incur certain other additional secured debt and allow any future foreign subsidiaries to incur additional debt. In addition, the indentures do not prevent Reddy Corp from incurring other liabilities that do not constitute indebtedness. If we incur new debt or other liabilities, the related risks that we now face could intensify.

We may not be able to generate sufficient cash to service our indebtedness and we may be forced to take other actions to satisfy our payment obligations under our indebtedness, which may not be successful.

        Our ability to make scheduled payments on or to refinance our debt obligations depends on our future performance, which will be affected by financial, business and economic conditions and other factors. We will not be able to control many of these factors, such as economic conditions in the industry in which we operate and competitive pressures. Our cash flow may not be sufficient to allow us to pay principal and interest on our debt and to meet our other obligations. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, the terms of existing or future debt agreements, including our New Credit Facility and the indentures relating to the First Lien Notes and the Second Lien Notes, may restrict us from pursuing any of these alternatives.

Our New Credit Facility and the indentures governing the First Lien Notes and the Second Lien Notes impose significant operating and financial restrictions on us and our future subsidiaries, which may prevent us from capitalizing on business opportunities and taking some actions.

        The agreements that govern the terms of our debt, including the indentures that govern the First Lien Notes and the Second Lien Notes and our New Credit Facility, impose significant operating and financial restrictions on us. These restrictions limit our ability to, among other things:

  •
  incur additional indebtedness;

  •
  incur liens;

  •
  make investments and sell assets;

  •
  pay dividends and make other distributions;

  •
  purchase our stock;

  •
  engage in business activities unrelated to our current business;

  •
  enter into transactions with affiliates; or

  •
  consolidate, merge or sell all or substantially all of our assets.

        In addition, under our New Credit Facility we are required to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests. A breach of any of these covenants could result in a default under our New Credit Facility. Upon the occurrence of an event of default under our New Credit Facility, our lenders could elect to declare all amounts outstanding under our New Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If more than $10.0 million of indebtedness is outstanding under our New Credit Facility at the time of any such acceleration, an event of default will occur under the indentures governing the First Lien Notes and the Second Lien Notes.

        As a result of these covenants and restrictions, we are limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be due and payable immediately and proceed against any Collateral securing that indebtedness.

        This, in turn, could cause our other debt to become due and payable as a result of cross-acceleration provisions contained in the agreements governing such other debt. In the event that some or all of our debt is accelerated and becomes immediately due and payable, we may not have the funds to repay, or the ability to refinance, such debt.

        Except as set forth above, there have been no material changes to the factors described in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

REDDY ICE HOLDINGS, INC.
Date: April 22, 2010	By:	/s/ GILBERT M. CASSAGNE Gilbert M. Cassagne Chief Executive Officer
Date: April 22, 2010	By:	/s/ STEVEN J. JANUSEK Steven J. Janusek Chief Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit No.		Description
31.1	†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Section 1350 Certification of Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	Section 1350 Certification of Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Filed herewith.